Form 10-Q
period 2020-03-31
FinServ Acquisition Corp.
filed 2020-05-13
CIK 1785424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39116

FinServ Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	84-2704291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas New York, NY 10105
(Address of Principal Executive Offices, including zip code)

(646) 965-8218
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one–half of one Redeemable Warrant	FSRVU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	FSRV	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A Common Stock	FSRVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 13, 2020, there were 25,665,000 shares of Class A common stock and 6,250,000 shares of Class B common stock of the registrant issued and outstanding.

FINSERV ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,403,873	$1,578,075
Prepaid expenses and other current assets	144,472	126,022
Total Current Assets	1,548,345	1,704,097

Marketable securities held in Trust Account	251,517,819	250,567,358
Total Assets	$253,066,164	$252,271,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$146,554	$118,805
Income taxes payable	308,232	102,450
Total Current Liabilities	454,786	221,255

Deferred underwriting fee payable	9,350,000	9,350,000
Total Liabilities	9,804,786	9,571,255

Commitments

Class A Common stock subject to possible redemption, 23,826,137 and 23,770,019, respectively, shares at redemption value at $10.00 per share at March 31, 2020 and December 31, 2019	238,261,370	237,700,190

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,838,863 and 1,894,981 issued and outstanding (excluding 23,826,137 and 23,770,019 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	184	189
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding March 31, 2020 and December 31, 2019	625	625
Additional paid-in capital	4,145,059	4,706,234
Retained earnings	854,140	292,962
Total Stockholders’ Equity	5,000,008	5,000,010
Total Liabilities and Stockholders’ Equity	$253,066,164	$252,271,455

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

General and administrative expenses	$262,953
Loss from operations	(262,953)

Other income:
Interest earned on marketable securities held in Trust Account	1,029,913

Income before provision for income taxes	766,960
Provision for income taxes	(205,782)
Net income	$561,178

Weighted average shares outstanding of Class A redeemable common stock	25,000,000
Basic and diluted income per share, Class A	$0.03

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,915,000
Basic and diluted net loss per share, Class A and Class B	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,894,981	$189	6,250,000	$625	$4,706,234	$292,962	$5,000,010

Change in value of common stock subject to possible redemption	(56,118)	(5)	—	—	(561,175)	—	(561,180)

Net income	—	—	—	—	—	561,178	561,178

Balance – March 31, 2020	1,838,863	$184	6,250,000	$625	$4,145,059	$854,140	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net income	$561,178
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,029,913)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,450)
Accounts payable and accrued expenses	27,749
Income taxes payable	205,782
Net cash used in operating activities	(253,654)

Cash Flows from Investing Activities:
Interest withdrawn for franchise taxes	79,452
Net cash provided by investing activities	79,452

Net Change in Cash	(174,202)
Cash – Beginning of period	1,578,075
Cash – End of period	$1,403,873

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	$561,180

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $14,267,762, consisting of $4,400,000 of underwriting fees, $9,350,000 of deferred underwriting fees and $517,762 of other offering costs. In addition, at March 31, 2020, cash of $1,403,873 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2020 and December 31, 2019, cash equivalents, consisting of money market funds, amounted to $1,386,122 and $1,556,055, respectively.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were invested in money market funds, meeting the conditions of Rule 2a-7 of the Investment Company Act. During the three months ended March 31, 2020, the Company withdrew $79,452 of interest earned on the Trust Account to pay for its franchise taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, there were 23,826,137 and 23,770,019 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $14,267,762 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $64,000 and $19,000, respectively, which had a full valuation allowance recorded against it of approximately $64,000 and $19,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2020, the Company recorded income tax expense of approximately $206,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2020 was approximately 27%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

FINSERV ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020
(Unaudited)

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $774,131 (net of applicable franchise and income taxes of approximately $256,000 for the three months ended March 31, 2020), by the weighted average number of Class A redeemable common stock of 25,000,000 shares since issuance. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020, the Company incurred $30,000 in fees for these services, of which $48,387 and $18,387 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2020 and December 31, 2019, respectively.

Consulting Agreement

The Company entered into a consulting agreement with a related party, pursuant to which the consultant will provide the Company, among other services, assistance in finding a potential target for a Business Combination, as well as supervising and performing due diligence on such targets. The Company will pay the consultant a fee of $10,000 per month, up to a maximum of $150,000. For the three months ended March 31, 2020, the Company incurred $30,000 in such fees, of which $10,000 is recorded in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2020 and December 31, 2019.

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

NOTE 6. COMMITMENTS

Risks and Uncertainties

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,838,863 and 1,894,891 shares of Class A common stock issued or outstanding, excluding 23,826,137 and 23,770,019 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$251,517,819	$250,567,358

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to FinServ Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to FinServ Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on March 27, 2020 and the Risk Factors section in this Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended March 31, 2020, we had a net income of $561,178, which consists of interest income on marketable securities held in the Trust Account of $1,029,913, offset by operating costs of $262,953 and a provision for income taxes of $205,782.

Liquidity and Capital Resources

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

For the three months ended March 31, 2020, cash used in operating activities was $253,654. Net income of $561,178 was impacted by interest earned on marketable securities held in the Trust Account of $1,029,913 and changes in operating assets and liabilities, which provided $215,081 of cash from operating activities.

As of March 31, 2020, we had cash and marketable securities of $251,517,819 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2020, we withdrew approximately $79,000 of interest earned on the Trust Account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2020, we had cash of $1,403,873 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into a consulting agreement with a related party, pursuant to which the consultant will provide us, among other services, assistance in finding a potential target for a Business Combination, as well as supervising and performing due diligence on such targets. We will pay the consultant a fee of $10,000 per month, up to a maximum of $150,000.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 27, 2020.

Our search for a business combination may be materially adversely affected by the recent COVID-19 outbreak.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s financial position, results of operations and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINSERV ACQUISITION CORP.

Date: May 13, 2020		/s/ Lee Einbinder
	Name:	Lee Einbinder
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2020		/s/ Howard Kurz
	Name:	Howard Kurz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)