Form 10-Q
period 2020-06-30
FinServ Acquisition Corp.
filed 2020-08-14
CIK 1785424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 25,665,000 shares of Class A common stock and 6,250,000 shares of Class B common stock of the registrant issued and outstanding.

FINSERV ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,334,427	$1,578,075
Prepaid expenses and other current assets	109,752	126,022
Total Current Assets	1,444,179	1,704,097

Marketable securities held in Trust Account	251,561,122	250,567,358
Total Assets	$253,005,301	$252,271,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$152,440	$118,805
Income taxes payable	313,499	102,450
Total Current Liabilities	465,939	221,255

Deferred underwriting fee payable	9,350,000	9,350,000
Total Liabilities	9,815,939	9,571,255

Commitments

Class A Common stock subject to possible redemption, 23,818,936 and 23,770,019, respectively, shares at redemption value at $10.00 per share at June 30, 2020 and December 31, 2019	238,189,360	237,700,190

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,846,064 and 1,894,981 issued and outstanding (excluding 23,818,936 and 23,770,019 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	185	189
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding June 30, 2020 and December 31, 2019	625	625
Additional paid-in capital	4,217,068	4,706,234
Retained earnings	782,124	292,962
Total Stockholders’ Equity	5,000,002	5,000,010
Total Liabilities and Stockholders’ Equity	$253,005,301	$252,271,455

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
General and administrative expenses	$184,249	$408,436
Loss from operations	(184,249)	(408,436)

Other income:
Interest earned on money market account	42,416	3,650
Interest earned on marketable securities held in Trust Account	75,084	1,104,997
Other income	117,500	1,108,647

(Loss) income before provision for income taxes	(66,749)	700,211
Provision for income taxes	(5,267)	(211,049)
Net (loss) income	$(72,016)	$489,162

Weighted average shares outstanding of Class A redeemable common stock	25,000,000	25,000,000
Basic and diluted income per share, Class A	$0.00	$0.03

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,915,000	6,915,000
Basic and diluted net loss per share, Class A and Class B	$(0.02)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,894,981	$189	6,250,000	$625	$4,706,234	$292,962	$5,000,010

Change in value of common stock subject to possible redemption	(56,118)	(5)	—	—	(561,175)	—	(561,180)

Net income	—	—	—	—	—	561,178	561,178

Balance – March 31, 2020	1,838,863	184	6,250,000	625	4,145,059	854,140	5,000,008

Change in value of common stock subject to possible redemption	7,201	1	—	—	72,009	—	72,010

Net loss	—	—	—	—	—	(72,016)	(72,016)

Balance – June 30, 2020	1,846,064	$185	6,250,000	$625	$4,217,068	$782,124	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net income	$489,162
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,104,997)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16,270
Accounts payable and accrued expenses	33,635
Income taxes payable	211,049
Net cash and cash equivalents used in operating activities	(354,881)

Cash Flows from Investing Activities:
Interest withdrawn for franchise taxes	111,233
Net cash and cash equivalents provided by investing activities	111,233

Net Change in Cash and Cash Equivalents	(243,648)
Cash and Cash Equivalents – Beginning of period	1,578,075
Cash and Cash Equivalents – End of period	$1,334,427

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	$489,170

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $14,267,762, consisting of $4,400,000 of underwriting fees, $9,350,000 of deferred underwriting fees and $517,762 of other offering costs. In addition, at June 30, 2020, cash of $1,334,427 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
JUNE 30, 2020
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
JUNE 30, 2020
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2020 and December 31, 2019, cash equivalents, consisting of money market funds, amounted to $1,228,539 and $1,556,055, respectively.

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were invested in money market funds, meeting the conditions of Rule 2a-7 of the Investment Company Act. During the six months ended June 30, 2020, the Company withdrew $111,233 of interest earned on the Trust Account to pay for its franchise taxes.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, there were 23,818,936 and 23,770,019 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $14,267,762 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $84,000 and $19,000, respectively, which had a full valuation allowance recorded against it of approximately $84,000 and $19,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax expense of approximately $5,000 and $211,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2020 was approximately (7)% and 30%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $75,084 and $1,104,997 for the three and six months ended June 30, 2020, respectively (net of applicable franchise and income taxes of approximately $55,000 and $311,000 for the three and six months ended June 30, 2020, respectively), by the weighted average number of Class A redeemable common stock of 25,000,000 shares outstanding for the periods. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $73,387 and $18,387 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets at June 30, 2020 and December 31, 2019, respectively.

Consulting Agreement

The Company entered into a consulting agreement with a related party, pursuant to which the consultant will provide the Company, among other services, assistance in finding a potential target for a Business Combination, as well as supervising and performing due diligence on such targets. The Company will pay the consultant a fee of $10,000 per month, up to a maximum of $150,000. On May 15, 2020, the Company amended the consulting agreement whereby the monthly fee was reduced to $7,500, commencing on June 1, 2020. For the three and six months ended June 30, 2020, the Company incurred $27,500 and $57,500, respectively, in such fees. At June 30, 2020 and December 31, 2019, $7,500 and $10,000, respectively, of such fees were recorded in accounts payable and accrued expenses in the accompanying condensed balance sheets.

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,846,064 and 1,894,891 shares of Class A common stock issued or outstanding, excluding 23,818,936 and 23,770,019 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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
JUNE 30, 2020
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$251,561,122	$250,567,358

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

For the three months ended June 30, 2020, we had a net loss of $72,016, which consists of operating costs of $184,249 and a provision for income taxes of $5,267, offset by interest income on marketable securities held in the Trust Account of $75,084 and interest income on our money market account of $42,416.

For the six months ended June 30, 2020, we had a net income of $408,436, which consists of interest income on marketable securities held in the Trust Account of $1,104,997 and interest income on our money market account of $3,650, offset by operating costs of $408,436 and a provision for income taxes of $211,049.

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

For the six months ended June 30, 2020, cash used in operating activities was $354,881. Net income of $489,162 was affected by interest earned on marketable securities held in the Trust Account of $1,104,997 and changes in operating assets and liabilities, which provided $260,954 of cash from operating activities.

As of June 30, 2020, we had cash and marketable securities of $251,561,122 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the six months ended June 30, 2020, we withdrew approximately $111,000 of interest earned on the Trust Account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $1,334,427 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into a consulting agreement with a related party, pursuant to which the consultant will provide us, among other services, assistance in finding a potential target for a Business Combination, as well as supervising and performing due diligence on such targets. We will pay the consultant a fee of $10,000 per month, up to a maximum of $150,000. On May 15, 2020, we amended the consulting agreement whereby the monthly fee was reduced to $7,500, commencing on June 1, 2020.

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

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

FINSERV ACQUISITION CORP.

Date: August 14, 2020		/s/ Lee Einbinder
	Name:	Lee Einbinder
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020		/s/ Howard Kurz
	Name:	Howard Kurz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)