Form 10-Q
period 2020-09-30
FinServ Acquisition Corp.
filed 2020-11-12
CIK 1785424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 25,665,000 shares of Class A common stock and 6,250,000 shares of Class B common stock of the registrant issued and outstanding.

FINSERV ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the Period from August 9, 2019 (Inception) Through September 30, 2019 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the Period from August 9, 2019 (Inception) Through September 30, 2019 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited) and for the Period from August 9, 2019 (Inception) Through September 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FINSERV ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,179,883	$1,578,075
Prepaid expenses and other current assets	77,250	126,022
Total Current Assets	1,257,133	1,704,097

Marketable securities held in Trust Account	251,276,227	250,567,358
Total Assets	$252,533,360	$252,271,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$64,625	$118,805
Income taxes payable	81,285	102,450
Total Current Liabilities	145,910	221,255

Deferred underwriting fee payable	9,350,000	9,350,000
Total Liabilities	9,495,910	9,571,255

Commitments

Class A Common stock subject to possible redemption, 23,803,744 and 23,770,019, respectively, shares at redemption value at $10.00 per share at September 30, 2020 and December 31, 2019	238,037,440	237,700,190

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,861,256 and 1,894,981 issued and outstanding (excluding 23,803,744 and 23,770,019 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	186	189
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding September 30, 2020 and December 31, 2019	625	625
Additional paid-in capital	4,368,987	4,706,234
Retained earnings	630,212	292,962
Total Stockholders’ Equity	5,000,010	5,000,010
Total Liabilities and Stockholders’ Equity	$252,533,360	$252,271,455

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 9, 2019 (Inception) Through September 30,
	2020	2020	2019
General and administrative expenses	$176,390	$584,826	$1,000
Loss from operations	(176,390)	(584,826)	(1,000)

Other income:
Interest earned on money market account	6,269	9,919	—
Interest earned on marketable securities held in Trust Account	9,760	1,114,757	—
Other income	16,029	1,124,676	—

(Loss) income before provision for income taxes	(160,361)	539,850	(1,000)
Benefit (provision) for income taxes	8,449	(202,600)	—
Net (loss) income	$(151,912)	$337,250	$(1,000)

Weighted average shares outstanding of Class A redeemable common stock	25,000,000	25,000,000	—
Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.03	$(0.00)

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,915,000	6,915,000	5,500,00
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.02)	$(0.06)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,894,981	$189	6,250,000	$625	$4,706,234	$292,962	$5,000,010

Change in value of common stock subject to possible redemption	(56,118)	(5)	—	—	(561,175)	—	(561,180)

Net income	—	—	—	—	—	561,178	561,178
Balance – March 31, 2020	1,838,863	184	6,250,000	625	4,145,059	854,140	5,000,008

Change in value of common stock subject to possible redemption	7,201	1	—	—	72,009	—	72,010

Net loss	—	—	—	—	—	(72,016)	(72,016)
Balance – June 30, 2020	1,846,064	185	6,250,000	625	4,217,068	782,124	5,000,002

Change in value of common stock subject to possible redemption	15,192	1	—	—	151,919	—	151,920

Net loss	—	—	—	—	—	(151,912)	(151,912)
Balance – September 30, 2020	1,861,256	$186	6,250,000	$625	$4,368,987	$630,212	$5,000,010

FOR THE PERIOD FROM AUGUST 9, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(UNAUDITED)

	Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 9, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	6,325,000	633	24,367	—	25,000

Net income	—	—	—	(1,000)	(1,000)

Balance – September 30, 2019	6,325,000	$633	$24,367	$(1,000)	$24,000

(1)	Included up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from August 09, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$337,250	$(1,000)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,114,757)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	48,772	—
Accounts payable and accrued expenses	(54,180)	1,000
Income taxes payable	(21,165)	—
Net cash and cash equivalents used in operating activities	(804,080)	—

Cash Flows from Investing Activities:
Interest withdrawn for income and franchise taxes	405,888	—
Net cash and cash equivalents provided by investing activities	405,888	—

Cash Flows from Financing Activities
Proceeds from promissory note – related party	—	1,000
Payment of offering costs	—	(292)
Net cash and cash equivalents provided by financing activities	—	708

Net Change in Cash and Cash Equivalents	(398,192)	708
Cash and Cash Equivalents – Beginning of period	1,578,075	—
Cash and Cash Equivalents – End of period	$1,179,883	$708

Supplemental cash flow information:
Cash paid for income taxes	$223,765	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	$337,250	$—
Payment of offering costs through promissory note	$—	$55,327
Offering costs included in accrued offering costs	—	$50,764
Deferred offering costs paid directly by stockholder in exchange for the issuance of Class B common stock to stockholder	—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $14,267,762, consisting of $4,400,000 of underwriting fees, $9,350,000 of deferred underwriting fees and $517,762 of other offering costs. In addition, at September 30, 2020, cash of $1,179,883 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
SEPTEMBER 30, 2020
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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Going Concern

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until November 5, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 5, 2021.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2020 and December 31, 2019, cash equivalents, consisting of money market funds, amounted to $1,133,230 and $1,556,055, respectively.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were invested in money market funds, meeting the conditions of Rule 2a-7 of the Investment Company Act. During the nine months ended September 30, 2020, the Company withdrew $405,888 of interest earned on the Trust Account to pay for its franchise and income taxes.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, there were 23,803,744 and 23,770,019 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $14,267,762 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $109,000 and $19,000, respectively, which had a full valuation allowance recorded against it of approximately $109,000 and $19,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax benefit (expense) of approximately $8,000 and ($202,600), respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was approximately 5% and 38%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $9,760 and $1,114,757 for the three and nine months ended September 30, 2020, respectively (net of applicable franchise and income taxes of approximately $10,000 and $353,000 for the three and nine months ended September 30, 2020, respectively), by the weighted average number of Class A redeemable common stock of 25,000,000 shares outstanding for the periods. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
SEPTEMBER 30, 2020
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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $90,000, respectively, in fees for these services, of which $397 and $18,387 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets at September 30, 2020 and December 31, 2019, respectively.

Consulting Agreement

The Company entered into a consulting agreement with a related party, pursuant to which the consultant will provide the Company, among other services, assistance in finding a potential target for a Business Combination, as well as supervising and performing due diligence on such targets. The Company will pay the consultant a fee of $10,000 per month, up to a maximum of $150,000. On May 15, 2020, the Company amended the consulting agreement whereby the monthly fee was reduced to $7,500, commencing on June 1, 2020. For the three and nine months ended September 30, 2020, the Company incurred $15,000 and $80,000, respectively, in such fees. At September 30, 2020 and December 31, 2019, $10,000 of such fees was recorded in accounts payable and accrued expenses in the accompanying condensed balance sheets. On October 1, 2020 the Company further amended the agreement to increase the fee back to $10,000 per month.

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,861,256 and 1,894,891 shares of Class A common stock issued or outstanding, excluding 23,803,744 and 23,770,019 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

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
SEPTEMBER 30, 2020
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

FINSERV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$251,276,227	$250,567,358

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up November 12, 2020, the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended September 30, 2020, we had a net loss of $151,912, which consists of operating costs of $176,390, offset by interest income on marketable securities held in the Trust Account of $9,760, interest income on our money market account of $6,269 and an income tax benefit of $8,449.

For the nine months ended September 30, 2020, we had a net income of $337,250, which consists of interest income on marketable securities held in the Trust Account of $1,114,757 and interest income on our money market account of $9,919, offset by operating costs of $584,826 and a provision for income taxes of $584,826.

For the period from August 9, 2019 (inception) through September 30, 2019, we had net loss $1,000, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2020, cash used in operating activities was $804,080. Net income of $337,250 was affected by interest earned on marketable securities held in the Trust Account of $1,114,757 and changes in operating assets and liabilities, which used $26,573 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities of $251,276,227 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the nine months ended September 30, 2020, we withdrew approximately $406,000 of interest earned on the Trust Account to pay for our franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $1,179,883 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” we have until November 5, 2021 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 5, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

FINSERV ACQUISITION CORP.

Date: November 12, 2020		/s/ Lee Einbinder
	Name:	Lee Einbinder
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020		/s/ Howard Kurz
	Name:	Howard Kurz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)