Form 10-K
period 2020-12-31
FinServ Acquisition Corp.
filed 2021-03-08
CIK 1785424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: (646) 965-8218

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒   No  ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2020, as reported on the Nasdaq Capital Market, was approximately $248,750,000.

As of March 8, 2021, there were 25,665,000 shares of Class A common stock and 6,250,000 shares of Class B common stock of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination, including the Katapult Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Board of Directors” or “Board” are to the board of directors of the Company;

●	“Barclays” are to Barclays Capital Inc., joint representative of the underwriters in our initial public offering;

●	“Cantor” are to Cantor Fitzgerald & Co., joint representative of the underwriters in our initial public offering;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC Syaten” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FinTech” are to technology for traditional financial services;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 5, 2019;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Katapult” are to Katapult Holdings, Inc., a Delaware corporation;

●	“Katapult Business Combination” are to the transactions contemplated by the Merger Agreement;

●	“Katapult Registration Statement” are to the Form S-4 filed with the SEC (as defined below) on January 29, 2021, as amended;

●	“management” or our “management team” are to our officers and directors;

●	“Merger Agreement,” are to the Agreement and Plan of Merger, dated as of December 18 2020, as it may be amended from time to time, by and among the Company, Katapult, the Merger Subs (as defined below) and the other parties thereto;

●	“Merger Sub 1” are to Keys Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of the Company;

●	“Merger Sub 2” are to Keys Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company;

●	“Merger Subs” are to Merger Sub 1 and Merger Sub 2;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“New Katapult” are to “Katapult Holdings, Inc.”, the new name of the Company upon consummation of the Katapult Business Combination;

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“placement units” are to the units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;

●	“placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“private placement” are to the private placement of 665,000 units purchased by our sponsor simultaneously with the completion of our initial public offering at a purchase price of $10.00 per unit for a total purchase price of $6.65 million;

●	“public shares” are to shares of our Class A common stock sold as part of the units (as defined below) in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC (as defined below) on October 11, 2019, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to FinServ Holdings LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $250,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and placement units in the initial public offering was placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement warrants or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to FinServ Acquisition Corp; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

v

RISK FACTORS SUMMARY

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Report including the financial statements.

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For risks relating to Katapult and the Katapult Business Combination, please see the Katapult Registration Statement.

PART I

Item 1. Business.

Overview

We are a blank check company recently formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Throughout this Report we will refer to this as our “initial business combination.”

Initial Public Offering

On November 5, 2019, the Company consummated the initial public offering of 25,000,000 units at $10.00 per unit, which includes the partial exercise by the underwriter of the over-allotment option to purchase an additional 3,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 665,000 placement units at a price of $10.00 per placement unit in a private placement to the Company’s sponsor, generating gross proceeds of $6,650,000.

A total of $250,000,000 from the net proceeds of the sale of the units in the initial public offering and the sale of the placement units was placed in the trust account.

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “FSRVU,” “FSRV” and “FSRVW,” respectively. Our units commenced public trading on November 1, 2019, and our public shares and public warrants commenced separate public trading on December 23, 2019.

Katapult Business Combination

On December 18, 2020, we entered into the Merger Agreement with Katapult, the Merger Subs, and Orlando Zayas, in his capacity as the representative of all Pre-Closing Holders (as defined in the Merger Agreement).

Pursuant to the terms of the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing” and the “Transactions”, respectively), a business combination between the Company and Katapult will be effected through the merger of Merger Sub 1 with and into Katapult, with Katapult surviving as the surviving company and a wholly-owned subsidiary of the Company (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving as the surviving company and a wholly owned subsidiary of the Company (the “Second Merger” and together with the First Merger, the “Mergers”), and the Company’s name will be changed from “FinServ Acquisition Corp.” to “Katapult Holdings, Inc”. Once effective, all equity securities of Katapult will be converted into the right to receive the applicable portion of merger consideration pursuant to the terms and subject to the conditions set forth in the Merger Agreement, as further described under “Consideration” below.

Consideration

Under the terms of the Merger Agreement, the aggregate consideration to be paid in the Mergers is $833,000,000, as adjusted in accordance with the terms of the Merger Agreement, and apportioned between cash and common stock of the Company, as more specifically set forth therein (and which shall be adjusted to account for the value of Assumed Options (as defined in the Merger Agreement)). In addition, FinServ will issue to the Pre-Closing Holders an aggregate 7,500,000 restricted shares of the Company’s common stock, as further described under “Earn-Out” below. The allocation of the consideration to Katapult’s equityholders will be in accordance with an allocation schedule to be provided by Katapult,

Earn-Out

At the Closing, the Company will also issue or cause to be issued to the Pre-Closing Holders an aggregate 7,500,000 restricted shares of the Company’s common stock (subject to vesting, forfeiture and certain other restrictions (including on transfer) set forth in the Merger Agreement (the “Earn-Out Shares”)). With respect to the Earn-Out Shares: (i) one-half (1/2) of the Earn-Out Shares will vest if the closing price of the Company’s common stock is greater than or equal to $12.00 over any twenty (20) Trading Days (as defined in the Merger Agreement) within any thirty (30) consecutive Trading Day period and (ii) one-half (1/2) of the Earn-Out Shares will vest if the closing price of the Company’s common stock is greater than or equal to $14.00 over any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period, in each case, during the Earn-Out Period (as defined in the Merger Agreement) and subject to adjustments as a result of certain recapitalization events and dividends paid prior to the expiration of the Earn-Out Period.

Conditions to Consummation of the Transactions

The consummation of the Transactions is generally subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including (a) expiry or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (b) the absence of any law or governmental order preventing the consummation of the Transactions, (c) the effectiveness of a registration statement on Form S-4 with the SEC relating to the Transactions and containing a proxy statement of FinServ, (d) the Company’s common stock] to be issued having been listed on Nasdaq upon the Closing and (e) receipt of the required approvals from stockholders of each of the Company and Katapult for consummation of the Transactions. In addition, Katapult also has the right to not consummate the Mergers in the event the aggregate cash proceeds available in the trust account, together with the cash proceeds received by the Company at Closing in respect of the various financing transactions contemplated by the Merger Agreement (including financing from the PIPE Investors (as defined below)), is less than $225,000,000 (after giving effect to payments in respect of redemptions).

Sponsor Agreement

Concurrent with the execution of the Merger Agreement, the sponsor, the Company and Katapult entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which the sponsor has, among other matters, (a) agreed to vote in favor of the Merger Agreement and the Transactions and (b) agreed to waive any adjustment to the conversion ratio set forth in our amended and restated certificate of incorporation, with respect to its founder shares in connection with the PIPE Financing (defined below).

Support Agreements

Certain stockholders of Katapult entered into voting and support agreements (the “Support Agreements”) with the Company. The Support Agreements provide that, among other things, the stockholders of Katapult party thereto will vote their respective equity securities in Katapult in favor of the Merger Agreement and the consummation of the transactions contemplated thereby. The foregoing description of the Support Agreement is not complete and is subject to, and qualified in its entirety by, reference to the form thereof filed herewith.

PIPE Financing

On December 18, 2020, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 15,000,000 shares of the Company’s common stock for an aggregate purchase price of $150,000,000.00 on the date of Closing, on the terms and subject to the conditions set forth therein.

Other than as specifically discussed, this Report does not assume the closing of the Katapult Business Combination.

Our Search for Business Combination Opportunities

Since our initial public offering, we have concentrated our efforts on identifying businesses in the FinTech and financial services industries with an equity value of approximately $500 million to $2.0 billion, with particular emphasis on businesses that are providing or changing technology for financial services, asset and wealth management, and specialty finance companies. We believe the creation and delivery of financial services products for consumers and businesses will undergo the most dramatic change over the next several years. There has been a rise in the level of sophistication and interconnectivity between innovative technology and financial services providers, and we expect this trend to continue and accelerate. We believe that there are many potential targets, such as Katapult, within the financial services space that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows.

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

We have not limited our search to one segment of the financial services ecosystem, but are instead targeting a wide variety of companies that deliver a solution or product to the financial services end-market. We believe that our extensive experience and demonstrated success in advising and investing in businesses in this industry provides us with a unique set of capabilities that will be utilized in generating stockholder returns.

We seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial improvements to maximize value. We have also looked at earlier stage companies that exhibit the potential to change the industries in which they participate and which offer the potential of sustained high levels of revenue growth. Consistent with our industry focus, we have targeted financial services businesses that have strong management teams, demonstrated organic growth, and differentiated products or services. Opportunities range from high-growth, customer facing technologies in payments, lending and digital assets to more mature, high-margin, stable businesses which may be engaged in lending, asset management, or providing critical processing and support to established financial services firms.

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

Members of our management team and our advisor communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination, such as the Katapult Business Combination.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we have used these criteria and guidelines in evaluating acquisition opportunities, such as the Katapult Business Combination, we may decide to enter into our initial business combination with a target business that only meets some but not all of these criteria and guidelines. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We seek to acquire companies that we believe:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we do not consummate the Katapult Business Combination and we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

Our Search for Business Combination Opportunities

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

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Katapult was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Our Business Combination Process

In evaluating prospective business combinations, we have conducted and will continue to conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize the expertise of our management team in analyzing financial services and FinTech companies, and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. While Katapult is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Katapult Business Combination and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

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

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination, such as the Merger Agreement, or we have liquidated the trust account.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business, like Katapult, an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, such as the Katapult Business Combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “Katapult Business Combination” above for more information regarding such exchange in the Katapult Business Combination.

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as Katapult, will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, such as the Katapult Business Combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

Financial Position

With funds available in the trust account for an initial business combination in the amount of $251,249,193 (as of December 31, 2020), after payment of $9,350,000 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business, such as Katapult, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

See “Katapult Business Combination” above for more information regarding the financing of and the agreements related to the Katapult Business Combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our management team, as well as our sponsor and their respective affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our management team, our sponsor and their respective affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder, only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any members of our management team be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We reimburse our management team for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some members of our management team may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Katapult is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Katapult Business Combination and seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

In evaluating a prospective business target, such as Katapult, we have conducted and will continue to conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we have closely scrutinized the management of a prospective target business, including management of Katapult, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the Katapult Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following our initial business combination, including the Katapult Business Combination in which Lee Einbinder will serve as Director of New Katapult, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

Other than the expected appointment of Mr. Einbinder to the board of New Katapult, we cannot assure you that any of our key personnel will remain in senior management or advisory positions with New Katapult. The determination as to whether any of our key personnel will remain with New Katapult will be made at the time of the Katapult Business Combination.

Following an initial business combination, such as the Katapult Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

See “Katapult Business Combination” above for more information regarding the requisite approvals needed in the Katapult Business Combination.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

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

Our sponsor, officers, directors, and/or their respective affiliates may identify the stockholders with whom our sponsor, officers, directors, or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, and/or their respective affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

See “Katapult Business Combination” above for more information regarding such purchases in the Katapult Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, such as the Katapult Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2020 is approximately $10.05 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor has entered into a letter agreement with us, pursuant to which it has agreed not to exercise its redemption rights with respect to any securities of the Company held by it in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, as in the Katapult Business Combination, or (ii) by means of a tender offer if the Katapult Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we are required to comply with such rules.

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

See “Katapult Business Combination” above for more information regarding the requisite approvals needed in the Katapult Business Combination.

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

See “Katapult Business Combination” above for more information regarding the requisite approvals needed in the Katapult Business Combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights (which requirement is applicable to the Katapult Business Combination), whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, up to two business days prior to the vote on the proposal to approve the initial business combination. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If we do not consummate the Katapult Business Combination or any other initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,043,895 of proceeds held outside the trust account (as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and Barclays and Cantor, the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,043,895 from the proceeds of our initial public offering held outside the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as Katapult, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination, including the Katapult Business Combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

Our units, public shares and public warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target, such as Katapult, business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors and all the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risks relating to the Katapult Business Combination, see our preliminary proxy statement/prospectus filed on January 29, 2021.

Risks Related to Our Business and Corporate Structure

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our initial stockholders own shares representing approximately 21.7 % of our issued and outstanding shares of common stock (including the placement shares). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, not all directors will be considered for election at our annual meetings of stockholders prior to the consummation of our initial business combination and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Business combinations with businesses in the financial services industry or businesses providing technology services to the financial industry may involve special considerations and risks. If we complete our initial business combination with a business in the financial services industry or businesses providing technology services to the financial industry, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

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

Risks Related to Our Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

If the Katapult Business Combination is not consummated and we seek to enter into a business combination with other target companies, we may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares, as well as any public shares purchased after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and placement shares, we would need only 9,042,501, or 36.2%, of the 25,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. As of December 31, 2020, our initial stockholders own shares representing approximately 21.7% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination after approval of our board, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

Although we are seeking stockholder approval of the Katapult Business Combination, if such transaction is not consummated and we seek to enter into an initial business combination with other target companies, our Board of Directors may complete such business combination without seeking stockholder approval. Under such circumstance, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

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

In particular, the Merger Agreement provides for a minimum cash of $225 million in cash and cash equivalents, from funds in the trust account and from any equity financing, as a closing condition for the Katapult Business Combination. While we will have access to approximately $150 million committed capital from gross proceeds from the private placements to be consummated at the closing of the Katapult Business Combination, we may have to satisfy a higher minimum cash closing condition if the Katapult Business Combination is not consummated and we seek to enter into a business combination with other target companies. Under those circumstances, if too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination (including the Katapult Business Combination), we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing, such as the $150 million in third-party equity financing to be consummated in connection with the Katapult Business Combination. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by November 5, 2021. We may not be able to complete the Katapult Business Combination or find another a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination (such as the Katapult Business Combination) and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate until November 5, 2021, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account as of December 31, 2020 of $1,043,895 are sufficient to allow us to complete the Katapult Business Combination; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the placement units, only approximately $1,043,895 (as of December 31, 2020) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

The grant of registration rights to our initial stockholders, as well as sellers and investors in connection with our initial business combination, may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with our initial public offering, our initial stockholders and their permitted transferees can demand that we register the placement warrants, the shares of Class A common stock issuable upon exercise of the placement warrants, the shares of Class A common stock issuable upon conversion of the founder shares, the shares of Class A common stock included in the placement units and holders of unit that may be issued upon conversion of working capital loans may demand that we register such Class A common stock, warrants or the Class A common stock issuable upon exercise of such units and warrants. Pursuant to an amended and restated registration rights agreement to be entered into in connection with the closing of the Katapult Business Combination, New Katapult will be required to file a resale registration statement shortly after the closing which registers for resale the common shares (including common shares underlying the placement units and common shares issued or issuable upon the conversion or exercise of founder shares or placement warrants) held by our sponsor, officers and directors and certain stockholders of Katapult. Following the consummation of the Katapult Business Combination, New Katapult is also required to file and maintain an effective registration statement under the Securities Act covering securities to be issued to the PIPE Investors.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with companies in the technology industry but may also pursue other business combination opportunities, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. There is currently no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to a breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If the Katapult Business Combination is not consummated, we may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

As of the date of this Report, we have been focusing on business combination opportunities in the financial services industry broadly, but with particular emphasis on businesses that are providing or changing technology for traditional financial services, specialty finance companies, and asset management companies. Even if the Katapult Business Combination is not consummated, we intend to continue to focus on identifying business combination candidates in the financial services industry. However, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors, especially risks in connection with target businesses in industries outside of our management’s area of expertise. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business, such as Katapult, with which we enter into our initial business combination will not have all of these attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, may not presently be ascertained. Although some of our key personnel may remain with the target business in senior management positions, directorship or advisory roles following our initial business combination, it is likely that some or all of the management of the target business will remain in place. In connection with the Katapult Business Combination, Lee Einbinder will continue as a member of the board of directors, but no other officer or director of the Company is expected to continue as a director or officer of the New Katapult following the closing of the Katapult Business Combination. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, we may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

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

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors, or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, and our existing or future officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Of the net proceeds from our initial public offering and the sale of the placement units, $251,249,193 is available as of December 31, 2020 to complete our initial business combination and pay related fees and expenses (which includes $9,350,000 for the payment of deferred underwriting commissions). In addition, in connection with the Katapult Business Combination, we entered into subscription agreements with certain accredited investors, pursuant to which we agreed to issue and sell to such investors an aggregate of 15,000,000 shares of its common stock at a price of $10.00 per share in one or more private placement transactions.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

We intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

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

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Since we are not deemed to be a large accelerated filer or an accelerated filer based on such evaluation, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s financial position, results of operations and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Katapult Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called “PIPE” transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Risks Related to Our Trust Account

The securities in which we invest the funds held in the could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Withum, our independent registered public accounting firm, and the underwriters of the offering, did not execute agreements with us waiving such claims to the monies held in the trust account.

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

Risks Related to Our Common Stock and the Securities Market

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders with at least 50% of such round lot holders holding securities with a market value of at least $2,500). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

General Risk Factors

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

Past performance by our management team may not be indicative of future performance of an investment in us.

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

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long-term effect of diseases such as the COVID-19 “coronavirus,” H5N1 “avian flu,” or H1N1, the “swine flu,” cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations, and timely reporting obligations under Regulation S-X and Regulation S-K following our business combination. We cannot assure you that natural disasters will not occur in the future or that our business, financial condition and results of operations will not be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

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

Holders

On March 8, 2021, there were two (2) holders of record of our units, one (1) holder of record of our Class A common stock and one (1) holder of record of our warrants.

Dividends

None.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Risk Factors Summary”, “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination. We are focusing our search on businesses that are providing or changing technology for traditional financial services with an equity value of approximately $500 million to $2,000 million. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination, such as the Katapult Business Combination, will be successful.

Recent Developments

On December 18, 2020, we entered into the Merger Agreement with the Merger Subs, Katapult, and the other signatories thereto.

Pursuant to the terms of the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Transaction” and the “Closing”, respectively), a business combination between us and Katapult will be effected through the merger of Merger Sub 1 with and into Katapult, with Katapult surviving as the surviving company and a wholly owned subsidiary of the Company (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving as the surviving company and a wholly owned subsidiary of the Company (the “Second Merger” and together with the First Merger, the “Mergers”). Once effective, all equity securities of Katapult will be converted into the right to receive the applicable portion of merger consideration pursuant to the terms and subject to the conditions set forth in the Merger Agreement.

Under the terms of the Merger Agreement, the aggregate consideration to be paid in the Mergers is $833,000,000, as adjusted in accordance with the terms of the Merger Agreement and apportioned between cash and our common stock (“FinServ Common Shares”), and which shall be adjusted to account for the value of Assumed Options (as defined below). In addition, we will issue to the Pre-Closing Holders an aggregate 7,500,000 restricted FinServ Common Shares.

At the effective time of the First Merger (the “Effective Time”), each Katapult Common Share (as defined below) that is issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares of common stock, par value $0.001 per share, of Katapult (“Katapult Common Shares”) will be canceled and converted into the right to receive the applicable portion of the merger consideration in accordance with an allocation schedule to be provided by Katapult (the “Allocation Schedule”) that will set forth the allocation of the merger consideration (including the Earn-Out Shares (as defined below)) among the equityholders of Katapult.

As of the Effective Time, (a) certain shares of restricted stock in Katapult will vest and the holders thereof be entitled to receive the applicable portion of the merger consideration in accordance with the Allocation Schedule and (b) certain holders of options to purchase Katapult Common Shares will receive options to purchase FinServ Common Shares (the “Assumed Options”) and, if applicable, Earn-Out Shares.

Earn-Out

At the Closing, we will also issue to the Pre-Closing Holders an aggregate 7,500,000 restricted FinServ Common Shares (subject to vesting, forfeiture and certain other restrictions (including on transfer) set forth in the Merger Agreement (the “Earn-Out Shares”)). With respect to the Earn-Out Shares: (i) one-half (1/2) of the Earn-Out Shares will vest if the closing price of the FinServ Common Shares is greater than or equal to $12.00 over any twenty (20) Trading Days (as defined in the Merger Agreement) within any thirty (30) consecutive Trading Day period and (ii) one-half (1/2) of the Earn-Out Shares will vest if the closing price of the FinServ Common Shares is greater than or equal to $14.00 over any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period, in each case, during the Earn-Out Period (as defined in the Merger Agreement) and subject to adjustments as a result of certain recapitalization events and dividends paid prior to the expiration of the Earn-Out Period. In addition, if there is a Change of Control Transaction (as defined in the Merger Agreement) of the Company prior to the expiration of the Earn-Out Period that will result in the holders of FinServ Common Shares receiving a price per share equal to or in excess of the applicable price per share thresholds described above, then Earn-Out Shares will vest in connection with such Change of Control Transaction in the manner set forth in the Merger Agreement.

The Transactions will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering and identifying a target for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective initial business combination candidates.

For the year ended December 31, 2020, we had a net income of $154,152, which consists of interest income on marketable securities held in the Trust Account of $1,133,614 and interest income on our money market account of $12,294, offset by operating costs of $795,708 and a provision for income taxes of $196,048.

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

For the year ended December 31, 2020, cash used in operating activities was $985,959. Net loss of $154,152 was affected by interest earned on marketable securities held in the trust account of $1,133,614 and changes in operating assets and liabilities, which used $6,497 of cash from operating activities.

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

As of December 31, 2020, we had cash and marketable securities of $251,249,193 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended December 31, 2020, we withdrew approximately $452,000 of interest earned on the trust account to pay for our franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,043,895 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until November 5, 2021 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 5, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on November 5, 2019 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of (i) $0.35 per Unit of the gross proceeds of the initial 22,000,000 Units sold in the initial public offering, or $7,700,000, and (ii) $0.55 per Unit of the gross proceeds from the 3,000,000 Units sold pursuant to the over-allotment option, or $1,650,000, aggregating to a deferred fee of $9,350,000.

We entered into a consulting agreement with a related party, pursuant to which the consultant will provide us, among other services, assistance in finding a potential target for a business combination, as well as supervising and performing due diligence on such targets. We will pay the consultant a fee of $10,000 per month, up to a maximum of $150,000. On May 15, 2020, we amended the consulting agreement whereby the monthly fee was reduced to $7,500, from June 1, 2020 through and including September 2020. The monthly fee reverted back to $10,000 per month on October 1, 2020.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity.

Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income (Loss) per Common Share

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidtaed financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Position
Lee Einbinder	60	Chief Executive Officer and Director
Howard Kurz	63	President, Chief Financial Officer and Director
Robert Matza	64	Director
Diane B. Glossman	64	Director
Aris Kekedjian	54	Director

The experience of our directors and executive officers are as follows:

Lee Einbinder, our Chief Executive Officer and a Director since inception, has over 30 years’ experience as an M&A and capital markets advisor to financial services and FinTech companies. Previously, until August 2019, Mr. Einbinder was a Vice Chairman at Barclays and was responsible for senior client relationships across the financial services industry, including Banks, Specialty Finance, Financial Technology, Asset Management and Financial Sponsors. Mr. Einbinder was at Barclays since the acquisition of Lehman Brothers in 2008, and during that time was also co-Head of the Financial Institutions Group and a member of the Investment Banking Operating Committee. Prior to joining Barclays, Mr. Einbinder worked at Lehman Brothers from 1996 to 2008, where he was Head of the Specialty Finance group and founded the Financial Technology group. He previously worked in similar capacities at CS First Boston and Salomon Brothers. Mr. Einbinder is expected to serve as a Director of New Katapult upon the closing of the Katapult Business Combination. He received his MBA with Distinction from the Wharton School and his BSE cum laude from Princeton University. We believe Mr. Einbinder is well qualified to serve as one of our directors due to his extensive finance and investment experience.

Howard Kurz, our President and Chief Financial Officer since inception, has over 30 years’ experience as a successful institutional investor and asset manager. Mr. Kurz was the founder and has been serving as the Chief Executive Officer of Lily Pond Capital Management LLC (“LPCM”), an alternative investment manager headquartered in New York since January 2001. Most recently, LPCM was the investment manager of a Private Equity Fund (Lilypad Investors I) which provided early stage operating capital and expertise to an array of alternative investment management firms. Before founding LPCM, from September 1996 to January 2001, Mr. Kurz was Managing Director and Head of North American Financial Markets at The Royal Bank of Scotland Plc. Additionally, he was responsible globally for Foreign Exchange, Emerging Markets, and principal investments and was a senior member of the division’s Executive Committee. Prior to RBS, Mr. Kurz was a Managing Director at Lehman Brothers where he headed the Multi-Markets Proprietary Trading unit. He received his BA from University of Pennsylvania. We believe Mr. Kurz is well qualified to serve as one of our directors due to the breadth and depth of his experience in the finance, banking and investment industries.

Robert Matza, who has served as one of our directors since our initial public offering, retired as President, Partner and member of the Executive Committee of GoldenTree in June 2019 after almost 14 years at the firm. Mr. Matza joined GoldenTree in January 2006 and managed GoldenTree’s business management infrastructure, which provides operational support to GoldenTree’s investment products and client franchise. During his time at GoldenTree, Mr. Matza was part of the senior management team that oversaw significant growth in assets under management (from approximately $7 billion to over $30 billion), long only and alternatives (private equity and hedge funds), product lines and personnel. Prior to GoldenTree, Mr. Matza served as President and Chief Operating Officer of Neuberger Berman, Inc., as well as a member of its Board of Directors and Executive Committee, and following its acquisition by Lehman Brothers, a member of Lehman Brothers’ Management and Investment Committees. He joined Neuberger Berman in April 1999 as a Principal, and led the team that successfully completed the initial public offering of Neuberger Berman in November of that same year. Between 2000 and 2003, he negotiated and completed several acquisitions and lift outs. In 2003, Mr. Matza negotiated the $2.6 billion sale of the company to Lehman Brothers. Assets under management grew from approximately $55 billion to over $107 billion from the time that Mr. Matza joined Neuberger Berman, until he left at the end of 2005. Mr. Matza’s industry experience prior to 1996 includes 16 years with Lehman Brothers and its predecessor companies, where he last served as Managing Director, Chief Financial Officer and a member of the Operating and Investment Committees. In 1996, he joined Travelers Group as its Treasurer and became Deputy Treasurer of Citigroup after Travelers and Citicorp merged in 1998. While at Citigroup, he served on the Finance, Investment and Merger & Acquisition Committees. He began his professional career at Coopers and Lybrand. Mr. Matza currently serves on the Board of Managers (as well as audit and compensation committees) of AG Artemis Holding LP, the holding company of Advisor Group Inc., a privately owned network of independent broker-dealers that was purchased by a private equity firm for $2.3 billion in 2019. He is also serving as a Senior Advisor to Algorand, a blockchain company focused on the commercialization of the secure blockchain to transact for global institutions. Mr. Matza is a member of the Dean’s Advisory Board and the Board of the Center for Institutional Investment Management of the University at Albany’s School of Business. Mr. Matza earned his bachelor’s degree from the State University of New York at Albany, his MBA in Finance from New York University and he is a Certified Public Accountant. We believe Mr. Matza is well qualified to serve as a Director due to his asset management, investment and mergers and acquisition experience in the financial industry.

Diane B. Glossman, who has served as one of our directors since our initial public offering, spent 25 years as a research analyst, retiring as a Managing Director and head of U.S. bank and brokerage research at UBS. Prior to UBS, Ms. Glossman was co-head of Global Bank Research and head of Internet Financial Services Research at Lehman Brothers, and prior to that at Salomon Brothers for nine years where she was co-Head of U.S. Bank Stock Research. Over her sell-side research career, Ms. Glossman specialized in money center banks, trust banks and broker dealers, covering all aspects of banking and financial services, including banking technology and the revenue generating businesses of cash management, trade finance, and securities services. Ms. Glossman was a multiple-time member of Institutional Investor’s All-America Research Team. During her decade on the buy-side, she was responsible for coverage of all financials along with a variety of other industry sectors. Ms. Glossman has been serving as a member of the Board of Directors and Audit Committee of Barclays Bank Delaware, Barclays US consumer operations, since June 2016 and chaired the Audit Committee since December 2018. She has also been serving as a member of the advisory board of Barclays US LLC, the U.S. intermediate holding company of Barclays PLC, since its inception in April 2015, and since the advisory board upgrade into the Board of Directors, a member of the Board of Directors, Audit Committee Chair and member of the Governance Committee. In addition, she has been serving as a member of the Board of Directors and its various committees of Live Oak Bancshares, a $7 billion North Carolina-based bank, since August 2014, and assisted in its initial public offering. She has been involved with Bucks County SPCA, a humane organization serving Bucks County, Pennsylvania, since 2003 and currently serves as the Chair of the Finance Committee. Ms. Glossman’s previous board experience includes serving on the Board of Directors or Board of Trustees of WMI Holding, from bankruptcy emergence in March 2012 through its merger with Nationstar in August 2018; Ambac Assurance, a public finance insurance company, from October 2010 to February 2018 when it emerged from regulatory rehabilitation; QBE NA, the American subsidiary of the Australian insurer QBE, from February 2015 to December 2017; Powa Technologies Holdings Plc, a London-based mobile technology start-up, from July 2013 to November, 2016; State Street Global Advisors Mutual Funds from September 2009 to April 2011; and E Charge, an internet payment start-up company from 1999 to 2001. In addition to her directorships, Ms. Glossman has also worked as an independent consultant with a number of banks in the U.S. and U.K. on projects relating to strategy, business execution, and investor communications. During 2013 and 2014, she was a senior fellow at the Center of Financial Stability and was joint author of a report on bank capital. At that time, she also wrote articles for the Cornerstone Journal of Sustainable Finance and Banking regarding the banking industry. In 2013, she also served a member of SASB’s financial industry working group engaged in establishing sustainability reporting metrics for commercial banks, custody banks, and asset managers. From 2003 to 2005, she was an advisor to Citigroup’s Global Consumer Group and a member of its planning group. During much of that time, she was acting head of the International Retail Bank. Ms. Glossman received a BS in Economics from the Wharton School of the University of Pennsylvania, with a double major in finance and health care administration, and is a Chartered Financial Analyst. We believe Ms. Glossman is well qualified to serve as a Director due to her strong knowledge of capital markets, institutional investors, and a variety of industries.

Aris Kekedjian, who has served as one of our directors since our initial public offering, retired from GE in 2019 after a 30 year career with the company, most recently serving as head of Corporate Development and Chief Investment Officer since 2016. During this time, Mr. Kekedjian led a number of notable M&A transactions, including the $30 billion merger of GE Oil & Gas with Baker Hughes, creating a $22 billion business with operations in 120 countries, and the $11 billion merger of GE Transportation with Wabtec Corporation, creating a technology category leader for rail equipment, services and software. Mr. Kekedjian has served as a member of the Board of Directors and Chairman of the Audit Committee of Tuatara Capital Acquisition Corporation, a special purpose acquisition company, since February 2021. Mr. Kekedjian is also a strategic advisor to ECN Capital, a finance company listed on the Toronto Stock Exchange. Mr. Kekedjian was previously a Managing Director and Global head of Business Development/M&A at GE Capital from 2010 through 2016. Mr. Kekedjian led the GE team that divested more than $200 billion of GE Capital’s business across the world. He also led the merger of Met Life’s online bank with Synchrony Financial and a subsequent $3 billion IPO and $20 billion stock split transaction for Synchrony Financial. He also led IPOs of both Cembra Money Bank in Switzerland and Moneta Bank in the Czech Republic. Prior to those divestitures, Mr. Kekedjian was responsible for creating comprehensive strategic plans for deal activities in the banking, real estate, leasing, mortgage, credit card and commercial lending sectors. From 2008 to 2010, Mr. Kekedjian served as Managing Director, Global Corporate Development and Chief Executive Officer for GE Capital, MEA region, responsible for company-wide strategic partnership and alliance development with global, sovereign capital partners. Mr. Kekedjian was previously the Chief Financial Officer of GE Banking & Consumer Finance for the EMEA region (GE Money) from 2004 to 2008, a $10 billion net revenue business with over $100 billion in assets and operations in 25 countries. He joined GE as a part of the Financial Management Program in 1989. Mr. Kekedjian received his BC from Concordia University in Montréal, Canada. We believe Mr. Kekedjian is well qualified to serve as one of our directors due to his extensive finance and investment experience.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Kekedjian, expired at the 2020 annual meeting, our first annual meeting of stockholders. Mr. Kekedjian was re-elected to serve until the 2023 annual meeting of stockholders or until his successor is elected and qualified. The term of office of the second class of directors, consisting of Mr. Matza and Ms. Glossman, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Einbinder and Kurz, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers shall be a Chief Executive Officer, a Chief Financial Officer and a Secretary, and may also consist of a Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer, and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Consequently, each of the standing committees of the board of directors is comprised entirely of independent directors.

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

Each member of the audit committee is financially literate and our board of directors has determined that each of the audit committee members qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Kekedjian and Ms. Glossman serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Kekedjian and Ms. Glossman are independent and Ms. Glossman chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors (or approving, if such authority is so delegated by our board of directors) with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

A copy of the compensation committee charter is available, free of charge, from the Company by writing to the Company’s President and Chief Financial Officer, c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, New York 10105.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Mr. Kekedjian and Ms. Glossman. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board should follow the procedures set forth in our bylaws.

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

Code of Ethics

We have filed a copy of our form of Code of Ethics applicable to our directors, officers and employees, our audit committee charter and our compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
FinServ Holdings LLC(2)(3)	665,000	2.6%	6,250,000	100%
Lee Einbinder	665,000	2.6%	6,250,000	100%
Howard Kurz	665,000	2.6%	6,250,000	100%
Robert Matza	—	—	—	—
Diane B. Glossman	—	—	—	—
Aris Kekedjian	—	—	—	—
All executive officers and directors as a group (6 individuals)	665,000	2.6%	6,250,000	100%
Iridian Asset Management LLC (4)	4,398,705	17.14%
Survetta Capital Management LLC (5)	2,100,000	8.18%	—	—
Park West Asset Management LLC(6)	1,500,000	5.85%	—	—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, New York 10105.

(2)	FinServ Holdings LLC, our sponsor, is the record holder of the shares reported herein. Lee Einbinder, our Chief Executive Officer and Howard Kurz, our President, are the managing members of our sponsor and have voting and investment discretion with respect to the common stock held by our sponsor. As such, they may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Each of our officers and directors is, directly or indirectly, a member of our sponsor. Two limited liability companies in which Daniel Cohen has or will have a pecuniary interest is a member of our sponsor.

(3)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(4)	According to the Schedule 13G filed with the SEC on January 6, 2021 by Iridian Asset Management LLC (“Iridian”), on behalf of Iridian, David L. Cohen (“Cohen”) and Harold J. Levy (“Levy”, collectively, the “Reporting Persons”). Iridian is majority owned by Arovid Associates LLC, a Delaware limited liability company owned and controlled by the following: 12.5% by Cohen, 12.5% by Levy, 37.5% by LLMD LLC, a Delaware limited liability company, and 37.5% by ALHERO LLC, a Delaware limited liability company. LLMD LLC is owned 1% by Cohen, and 99% by a family trust controlled by Cohen. ALHERO LLC is owned 1% by Levy and 99% by a family trust controlled by Levy. The principal business address of the Reporting Persons is 276 Post Road West, Westport, CT 06880-4704.

(5)	According to the Schedule 13G filed with the SEC on December 12, 2020, as amended February 16, 2021 by Survetta Capital Management, LLC (“Survetta”), on behalf of Survetta, Survetta Master Fund, Ltd. (“Survetta Fund”) and Aaron Cowen (“Mr. Cowen”). Mr. Cowen has beneficial ownership by virtue of his role as a control person of Suvretta. The principal business address of Survetta is 540 Madison Avenue, 7th Floor, New York, New York, 10022. The principal business address of Survetta Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The principal business address of Mr. Cowen, c/o Survetta, 540 Madison Avenue, 7th Floor, New York, New York, 10022.

(6)	According to the Schedule 13G filed with the SEC on December 28, 2020, as amended December 28, 2020 by Park West Asset Management LLC, a Delaware limited liability company (“PWAM”), (ii) Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”) and (iii) Peter S. Park, a U.S. citizen (“Mr. Park” and, collectively with PWAM and PWIMF, the “Reporting Persons”). PWAM is the investment manager to PWIMF and Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI”, and collectively with PWIMF and PWAM, the “PW Funds”). Mr. Park is the sole member and manager of PWAM. PWAM and Mr. Park may be deemed to beneficially own 1,500,000 shares of the Company’s Class A common stock held in the aggregate by the PW Funds. The address for the Reporting Persons is: 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

The table above does not include the shares of common stock underlying the placement warrants or forward purchase securities held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

For more information on the Katapult Business Combination, see “Item 1. Business”.

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

We entered into a consulting agreement with a related party, pursuant to which the consultant will provide us, among other services, assistance in finding a potential target for a business combination, as well as supervising and performing due diligence on such targets. We will pay the consultant a fee of $10,000 per month, up to a maximum of $150,000. On May 15, 2020, we amended the consulting agreement whereby the monthly fee was reduced to $7,500, from June 1, 2020 through and including September 2020. The monthly fee reverted back to $10,000 per month on October 1, 2020. For the period from August 9, 2019 (inception) through December 31, 2020, we incurred $138,387 in such fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, is paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, such as the Katapult Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, such as the Katapult Business Combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The holders of the founder shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

For more information about the Katapult Business Combination, the Merger Agreement and the other contemplated agreements related to the Katapult Business Combination, see “Item 1. Business”.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Matz and Kekedjian and Ms. Glossman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is composed solely of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Withum acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for year ended December 31, 2020 and August 9, 2019 (inception) through December 31, 2019 totaled approximately $55,190 and $36,800, respectively, for the services Withum performed in connection with our initial public offering, Forms 10-Q for the respective periods and the audit of our December 31, 2020 and 2019 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards the year ended December 31, 2020 and for the period from August 9, 2019 (inception) through December 31, 2019.

Tax Fees

For the period from August 9, 2019 (inception) through December 31, 2019, Withum did not render services to us for tax compliance, tax advice and tax planning, but did render such services to us for the year ended December 31, 2020. The aggregate tax fees paid to Withum for such services for the years ended December 31, 2020 and December 31, 2019 was $ 5,495 and $0, respectively.

All Other Fees

For the year ended December 31, 2020 and for the period from August 9, 2019 (inception) through December 31, 2019, there were no fees billed for products and services provided by Withum other than those set forth above.

Our audit committee has determined that the services provided by Withum are compatible with maintaining the independence of Withum as our independent registered public accounting firm.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

FINSERV ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FinServ Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FinServ Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from August 9, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from August 9, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by the close of business on November 5, 2021, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

March 5, 2021

FINSERV ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,043,895	$1,578,075
Prepaid expenses and other current assets	71,917	126,022
Prepaid income taxes	10,267	—
Total Current Assets	1,126,079	1,704,097

Marketable securities held in Trust Account	251,249,193	250,567,358
Total Assets	$252,375,272	$252,271,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$170,920	$118,805
Income taxes payable	—	102,450
Total Current Liabilities	170,920	221,255

Deferred underwriting fee payable	9,350,000	9,350,000
Total Liabilities	9,520,920	9,571,255

Commitments

Class A Common stock subject to possible redemption, 23,785,435 and 23,770,019, shares at redemption value at $10.00 per share at December 31, 2020 and 2019, respectively	237,854,350	237,700,190

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,879,565 and 1,894,981 issued and outstanding (excluding 23,785,435 and 23,770,019 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	188	189
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding December 31, 2020 and 2019	625	625
Additional paid-in capital	4,552,075	4,706,234
Retained earnings	447,114	292,962
Total Stockholders’ Equity	5,000,002	5,000,010
Total Liabilities and Stockholders’ Equity	$252,375,272	$252,271,455

The accompanying notes are an integral part of the consolidated financial statements.

FINSERV ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 9, 2019 (Inception) Through December 31,
	2020	2019

General and administrative expenses	$795,708	$171,946
Loss from operations	(795,708)	(171,946)

Other income:
Interest earned on money market account	12,294	—
Interest earned on marketable securities held in Trust Account	1,133,614	567,358
Other income	1,145,908	567,358

Income before provision for income taxes	350,200	395,412
Provision for income taxes	(196,048)	(102,450)
Net income	$154,152	$292,962

Weighted average shares outstanding of Class A redeemable common stock	25,000,000	25,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.03	$0.02

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,915,000	6,513,229
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.08)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

FINSERV ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – August 9, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor			6,325,000	633	24,367	—	25,000

Forfeiture of Class B common stock			(75,000)	(8)	8	—	—

Sale of 25,000,000 Units, net of underwriting discount and offering costs	25,000,000	2,500	—	—	235,729,738	—	235,732,238

Sale of 665,000 Placement Units	665,000	66	—	—	6,649,934	—	6,650,000

Class A common stock subject to possible redemption	(23,770,019)	(2,377)	—	—	(237,697,813)	—	(237,700,190)

Net income	—	—	—	—	—	292,962	292,962
Balance – December 31, 2019	1,894,981	189	6,250,000	625	4,706,234	292,962	5,000,010

Change in value of Class A common stock subject to possible redemption	(15,416)	(1)	—	—	(154,159)	—	(154,160)

Net income	—	—	—	—	—	154,152	154,152
Balance – December 31, 2020	1,879,565	$188	6,250,000	$625	$4,552,075	$447,114	$5,000,002

The accompanying notes are an integral part of the consolidated financial statements.

FINSERV ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 9, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$154,152	$292,962
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Formation cost paid through advances from related party	—	1,000
Interest earned on marketable securities held in Trust Account	(1,133,614)	(567,358)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	54,105	(104,022)
Prepaid income taxes	(10,267)	—
Accounts payable and accrued expenses	52,115	118,805
Income taxes payable	(102,450)	102,450
Net cash and cash equivalents used in operating activities	(985,959)	(156,163)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Interest withdrawn for income and franchise taxes	451,779	—
Net cash and cash equivalents provided by (used in) investing activities	451,779	(250,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of Placement Units	—	6,650,000
Repayment of advances	—	(230,350)
Proceeds from promissory note – related party	—	11,000
Repayment of promissory note – related party	—	(282,244)
Payment of offering costs	—	(14,168)
Net cash and cash equivalents provided by financing activities	—	251,734,238

Net Change in Cash and Cash Equivalents	(534,180)	1,578,075
Cash and Cash Equivalents – Beginning of period	1,578,075	—
Cash and Cash Equivalents – End of period	$1,043,895	$1,578,075

Supplemental cash flow information:
Cash paid for income taxes	$308,765	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$—	$237,406,230
Change in value of Class A common stock subject to possible redemption	$154,157	$293,960
Payment of offering costs through promissory note and advances	$—	478,594
Offering costs paid directly by stockholder in exchange for the issuance of Class B common stock to stockholder	$—	$25,000
Deferred underwriting fee payable	$—	$9,350,000
Prepaid expenses paid through advances from related party	$—	$22,000

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company has two subsidiaries, Keys Merger Sub 1, Inc., a wholly owned subsidiary of the Company incorporated in Delaware on December 14, 2020 (“Merger Sub 1”), and Keys Merger Sub 2, LLC, a wholly owned subsidiary of the Company incorporated in Delaware on December 14, , 2020 (“Merger Sub 2”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 5, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 5, 2021. Management plans to continue its efforts to close on a business combination within the prescribed time frame.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, cash equivalents, consisting of money market funds, amounted to $998,233 and $1,556,055, respectively.

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account were invested in money market funds, meeting the conditions of Rule 2a-7 of the Investment Company Act. During the year ended December 31, 2020, the Company withdrew $451,779 of interest earned on the Trust Account to pay for its franchise and income taxes.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, there were 23,785,435 and 23,770,019 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (Loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 12,832,500 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period. Class A and B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,133,614	$567,358
Income and Franchise Tax	(396,098)	(181,952)
Net Earnings	$737,516	$385,406
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,000,000	25,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.03	$0.02

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$154,152	$292,962
Redeemable Net Earnings	(737,516)	(385,406)
Non-Redeemable Net Loss	$(583,364)	$(92,444)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	6,915,000	6,513,229
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.08)	$(0.01)

As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

(1)	The weighted average non-redeemable common stock for the year ended December 31, 2020 and 2019 includes the effect of 665,000 Private Units, which were issued in conjunction with the initial public offering on November 5, 2019.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020, the Company incurred $120,000 and for the period from August 9, 2019 (inception) through December 31, 2019 $18,387, in fees for these services, of which $397 and $18,387 are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets at December 31, 2020 and 2019, respectively.

Consulting Agreement

The Company entered into a consulting agreement with a related party, pursuant to which the consultant will provide the Company, among other services, assistance in finding a potential target for a Business Combination, as well as supervising and performing due diligence on such targets. The Company will pay the consultant a fee of $10,000 per month, up to a maximum of $150,000. On May 15, 2020, the Company amended the consulting agreement whereby the monthly fee was reduced to $7,500, commencing on June 1, 2020. For the year ended December 31, 2020 and for the period from August 9, 2019 (inception) through December 31, 2019, the Company incurred $110,000 and $22,500, in such fees. At December 31, 2020 and 2019, $10,000 of such fees was recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets. On October 1, 2020 the Company further amended the agreement to increase the fee back to $10,000 per month.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Merger Agreement

On December 18, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub 1, Merger Sub 2, Katapult Holdings, Inc., a Delaware corporation (“Katapult”), and the other signatories thereto.

Pursuant to the terms of the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Transaction” and the “Closing”, respectivley), a business combination between the Company and Katapult will be effected through the merger of Merger Sub 1 with and into Katapult, with Katapult surviving as the surviving company and a wholly owned subsidiary of the Company (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving as the surviving company and a wholly owned subsidiary of the Company (the “Second Merger” and together with the First Merger, the “Mergers”). Once effective, all equity securities of Katapult will be converted into the right to receive the applicable portion of merger consideration pursuant to the terms and subject to the conditions set forth in the Merger Agreement.

Under the terms of the Merger Agreement, the aggregate consideration to be paid in the Mergers is $833,000,000, as adjusted in accordance with the terms of the Merger Agreement and apportioned between cash and common stock of the Company (“FinServ Common Shares”), and which shall be adjusted to account for the value of Assumed Options (as defined below). In addition, the Company will issue to the Pre-Closing Holders an aggregate 7,500,000 restricted FinServ Common Shares.

At the effective time of the First Merger (the “Effective Time”), each Katapult Common Share that is issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares of common stock, par value $0.001 per share, of Katapult (“Katapult Common Shares”) will be canceled and converted into the right to receive the applicable portion of the merger consideration in accordance with an allocation schedule to be provided by Katapult (the “Allocation Schedule”) that will set forth the allocation of the merger consideration (including the Earn-Out Shares (as defined below)) among the equityholders of Katapult.

As of the Effective Time, (a) certain shares of restricted stock in Katapult will vest and the holders thereof be entitled to receive the applicable portion of the merger consideration in accordance with the Allocation Schedule and (b) certain holders of options to purchase Katapult Common Shares will receive options to purchase FinServ Common Shares (the “Assumed Options”) and, if applicable, Earn-Out Shares.

Earn-Out

At the Closing, the Company will also issue to the Pre-Closing Holders an aggregate 7,500,000 restricted FinServ Common Shares (subject to vesting, forfeiture and certain other restrictions (including on transfer) set forth in the Merger Agreement (the “Earn-Out Shares”)). With respect to the Earn-Out Shares: (i) one-half (1/2) of the Earn-Out Shares will vest if the closing price of the FinServ Common Shares is greater than or equal to $12.00 over any twenty (20) Trading Days (as defined in the Merger Agreement) within any thirty (30) consecutive Trading Day period and (ii) one-half (1/2) of the Earn-Out Shares will vest if the closing price of the FinServ Common Shares is greater than or equal to $14.00 over any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period, in each case, during the Earn-Out Period (as defined in the Merger Agreement) and subject to adjustments as a result of certain recapitalization events and dividends paid prior to the expiration of the Earn-Out Period. In addition, if there is a Change of Control Transaction (as defined in the Merger Agreement) of the Company prior to the expiration of the Earn-Out Period that will result in the holders of FinServ Common Shares receiving a price per share equal to or in excess of the applicable price per share thresholds described above, then Earn-Out Shares will vest in connection with such Change of Control Transaction in the manner set forth in the Merger Agreement.

PIPE Financing

On December 18, 2020, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 15,000,000 shares of the Company’s common stock for an aggregate purchase price of $150,000,000.00 on the date of Closing, on the terms and subject to the conditions set forth therein.

The Transactions will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,879,565 and 1,894,891 shares of Class A common stock issued or outstanding, excluding 23,785,435 and 23,770,019 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At December 31, there were warrants outstanding to purchase 12,832,500 shares of the Company’s Class A common stock.

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

NOTE 7. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax assets
Organizational costs/Startup expenses	$141,919	$19,413
Total deferred tax assets	141,919	19,413
Valuation allowance	(141,919)	(19,413)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	As of December 31,
	2020	2019
Federal
Current	$196,048	$102,450
Deferred	(122,506)	(19,413)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	122,506	19,413
Income tax provision	$196,048	$102,450

As of December 31, 2020 and 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and for the period from August 9, 2019 (inception) through December 31, 2019, the change in the valuation allowance was $122,506 and $19,413, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	35.0%	4.9%
Income tax provision	56.0%	25.9%

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $12,936 in cash and cash equivalents and $251,236,257 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/21/2021)	1	$251,236,257	$1,718	$251,237,975

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 18, 2020, by and among the Company, the Merger Subs, Katapult, and the individual named therein, as the representative of all Pre-Closing Holders. (4)

3.1	Certificate of Incorporation. (2)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Bylaws. (2)

4.1	Warrant Agreement, dated October 31, 2019, between Continental and the Company. (1)

4.2	Description of Securities. (3)

10.1	Investment Management Trust Account Agreement, dated October 31, 2019, between Continental and the Company. (1)

10.2	Registration Rights Agreement, dated October 31, 2019, between the Company and the sponsor. (1)

10.3	Letter Agreement, dated October 31, 2019, by and among the Company, its officers, its directors and the sponsor. (1)

10.4	Administrative Services Agreement, dated October 31, 2019, between the Company and the sponsor. (1)

10.5	Unit Subscription Agreement, dated October 31, 2019, between the Company and the sponsor. (2)

10.6	Underwriting Agreement, dated October 31, 2019, between the Company, Barclays and Cantor. (1)

10.7	Sponsor Agreement, dated as of December 18, 2020, by and among the sponsor, the Company, Katapult and the members of the Company’s board of directors and management team named therein. (4)

10.8	Form of Voting and Support Agreement. (4)

10.9	Form of Subscription Agreement. (4)

21.1	List of Subsidiaries.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 6, 2019.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 11, 2019.

(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 27, 2020.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 21, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2021	FINSERV ACQUISITION CORP.

	By:	/s/ Lee Einbinder
Name: Lee Einbinder
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lee Einbinder	Chief Executive Officer and Director	March 8, 2021
Lee Einbinder	(Principal Executive Officer)

/s/ Howard Kurz	Chief Financial Officer and Director	March 8, 2021
Howard Kurz	(Principal Financial and Accounting Officer)

/s/ Robert Matza	Director	March 8, 2021
Robert Matza

/s/ Diane B. Glossman	Director	March 8, 2021
Diane B. Glossman

/s/ Aris Kekedjian	Director	March 8, 2021
Aris Kekedjian