Form 10-K/A
period 2020-12-31
FinServ Acquisition Corp.
filed 2021-05-05
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

As of April 29, 2021, there were 25,665,000 shares of Class A common stock and 6,250,000 shares of Class B common stock of the registrant issued and outstanding.

i

EXPLANATORY NOTE

FinServ Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 8, 2021, or the Original Filing, to restate our consolidated financial statements as of and for the year ended December 31, 2020. We are also restating the financial statements as of November 5, 2019, as of and for the period ended December 31, 2019, as of and for the three months ended March 31, 2020, as of and for the three and six months ended June 30, 2020 and as of and for the three and nine months ended September 30, 2020 (together with the financial statements as of and for the year ended December 31, 2020, the “Affected Periods”) in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company's prior accounting for its outstanding warrants issued in connection with its initial public offering in November 2019 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common stock would be entitled to cash.

In connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the audit committee of the Company’s board of directors, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the Affected Periods. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for the Affected Periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Current Reports on Form 8-K, Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Board of Directors” or “Board” are to the board of directors of the Company;

●	“Barclays” are to Barclays Capital Inc., joint representative of the underwriters in our initial public offering;

●	“Cantor” are to Cantor Fitzgerald & Co., joint representative of the underwriters in our initial public offering;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC Syaten” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FinTech” are to technology for traditional financial services;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 5, 2019;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Katapult” are to Katapult Holdings, Inc., a Delaware corporation;

●	“Katapult Business Combination” are to the transactions contemplated by the Merger Agreement;

●	“Katapult Registration Statement” are to the Form S-4 filed with the SEC (as defined below) on January 29, 2021, as amended;

●	“management” or our “management team” are to our officers and directors;

●	“Merger Agreement,” are to the Agreement and Plan of Merger, dated as of December 18 2020, as it may be amended from time to time, by and among the Company, Katapult, the Merger Subs (as defined below) and the other parties thereto;

●	“Merger Sub 1” are to Keys Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of the Company;

●	“Merger Sub 2” are to Keys Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company;

●	“Merger Subs” are to Merger Sub 1 and Merger Sub 2;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“New Katapult” are to “Katapult Holdings, Inc.”, the new name of the Company upon consummation of the Katapult Business Combination;

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“placement units” are to the units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;

●	“placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“private placement” are to the private placement of 665,000 units purchased by our sponsor simultaneously with the completion of our initial public offering at a purchase price of $10.00 per unit for a total purchase price of $6.65 million;

●	“public shares” are to shares of our Class A common stock sold as part of the units (as defined below) in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

v

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC (as defined below) on October 11, 2019, as amended;

●	“Report” are to this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to FinServ Holdings LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $250,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and placement units in the initial public offering was placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement warrants or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to FinServ Acquisition Corp; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in November 2019. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 and December 31, 2019. This resulted in a restatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the November 2019 Initial Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as the Explanatory Note and Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are required to be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Following the restatement of our historical financial statements, we account for our warrants as a warrant liability recorded at fair value upon issuance with any changes in fair value each period reported in earnings based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

At the time we enter into an agreement for our initial business combination (including the Katapult Business Combination), we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing, such as the $150 million in third-party equity financing to be consummated in connection with the Katapult Business Combination. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Pursuant to an agreement entered into concurrently with our initial public offering, our initial stockholders and their permitted transferees can demand that we register the placement warrants, the shares of Class A common stock issuable upon exercise of the placement warrants, the shares of Class A common stock issuable upon conversion of the founder shares, the shares of Class A common stock included in the placement units and holders of unit that may be issued upon conversion of working capital loans may demand that we register such Class A common stock, warrants or the Class A common stock issuable upon exercise of such units and warrants. Pursuant to an amended and restated registration rights agreement to be entered into in connection with the closing of the Katapult Business Combination, New Katapult will be required to file a resale registration statement shortly after the closing which registers for resale the common shares (including shares of Class A common stock underlying the placement units and shares of Class A common stock issued or issuable upon the conversion or exercise of founder shares or placement warrants) held by our sponsor, officers and directors and certain stockholders of Katapult. Following the consummation of the Katapult Business Combination, New Katapult is also required to file and maintain an effective registration statement under the Securities Act covering securities to be issued to the PIPE Investors.

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

Holders

On April 29, 2021, there were two (2) holders of record of our units, one (1) holder of record of our Class A common stock and one (1) holder of record of our warrants.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering and identifying a target for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur operating expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective initial business combination candidates.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had a net loss of $31,927,098, which consists of interest income on marketable securities held in the Trust Account of $1,133,614 and interest income on our money market account of $12,294, offset by a change in the fair value of the warrant liability of $32,081,250, operating costs of $795,708, and a provision for income taxes of $196,048.

For the period from August 9, 2019 (inception) through December 31, 2019, we had a net loss of $3,065,680, which consists of interest income on marketable securities held in the Trust Account of $567,358, offset by operating costs of $171,946, transaction costs allocable to warrant liabilities of $548,792, a change in the fair value of warrant liabilities of $2,809,850, and a provision for income taxes of $102,450.

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

For the year ended December 31, 2020, cash used in operating activities was $985,959. Net loss of $31,927,098 was affected by interest earned on marketable securities held in the trust account of $1,133,614, a non-cash charge for the change in the fair value of the warrant liability of $32,081,250, and changes in operating assets and liabilities, which used $6,497 of cash from operating activities.

For the period from August 9, 2019 (inception) through December 31, 2019, cash used in operating activities was $704,955. Net loss of $3,065,680 was impacted by interest earned on marketable securities held in the trust account of $567,358, formation costs paid by a related party of $1,000, transaction costs allocable to warrant liabilities of $548,792, a change in the fair value of warrant liabilities of $2,809,850, and changes in operating assets and liabilities, which used $171,946 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 815, “Derivatives and Hedging,” under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was initially measured using a Monte Carlo simulation approach with subsequent measurements based off the quarterly trading price, whereas the fair value of the Private Warrants was estimated initially and subsequently using a Modified Black Scholes Model.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 1 to our Annual Report, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 and December 31, 2019.

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On April 26, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the Affected Periods should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Position
Lee Einbinder	61	Chief Executive Officer and Director
Howard Kurz	64	President, Chief Financial Officer and Director
Robert Matza	64	Director
Diane B. Glossman	64	Director
Aris Kekedjian	55	Director

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

Diane B. Glossman, who has served as one of our directors since our initial public offering, spent 25 years as a research analyst, retiring as a Managing Director and head of U.S. bank and brokerage research at UBS. Prior to UBS, Ms. Glossman was co-head of Global Bank Research and head of Internet Financial Services Research at Lehman Brothers, and prior to that at Salomon Brothers for nine years where she was co-Head of U.S. Bank Stock Research. Over her sell-side research career, Ms. Glossman specialized in money center banks, trust banks and broker dealers, covering all aspects of banking and financial services, including banking technology and the revenue generating businesses of cash management, trade finance, and securities services. Ms. Glossman was a multiple-time member of Institutional Investor’s All-America Research Team. During her decade on the buy-side, she was responsible for coverage of all financials along with a variety of other industry sectors. Ms. Glossman has been serving as a member of the Board of Directors and Audit Committee of Barclays Bank Delaware, Barclays US consumer operations, since June 2016 and chaired the Audit Committee since December 2018. She has also been serving as a member of the advisory board of Barclays US LLC, the U.S. intermediate holding company of Barclays PLC, since its inception in April 2015, and since the advisory board upgrade into the Board of Directors, a member of the Board of Directors, Audit Committee Chair and member of the Governance Committee. In addition, she has been serving as a member of the Board of Directors and its various committees of Live Oak Bancshares, a $7 billion North Carolina-based bank, since August 2014, and assisted in its initial public offering. She was involved with Bucks County SPCA, a humane organization serving Bucks County, Pennsylvania, from 2003 to 2021 and most recently served as the Chair of the Finance Committee. Ms. Glossman’s previous board experience includes serving on the Board of Directors or Board of Trustees of WMI Holding, from bankruptcy emergence in March 2012 through its merger with Nationstar in August 2018; Ambac Assurance, a public finance insurance company, from October 2010 to February 2018 when it emerged from regulatory rehabilitation; QBE NA, the American subsidiary of the Australian insurer QBE, from February 2015 to December 2017; Powa Technologies Holdings Plc, a London-based mobile technology start-up, from July 2013 to November, 2016; State Street Global Advisors Mutual Funds from September 2009 to April 2011; and E Charge, an internet payment start-up company from 1999 to 2001. In addition to her directorships, Ms. Glossman has also worked as an independent consultant with a number of banks in the U.S. and U.K. on projects relating to strategy, business execution, and investor communications. During 2013 and 2014, she was a senior fellow at the Center of Financial Stability and was joint author of a report on bank capital. At that time, she also wrote articles for the Cornerstone Journal of Sustainable Finance and Banking regarding the banking industry. In 2013, she also served a member of SASB’s financial industry working group engaged in establishing sustainability reporting metrics for commercial banks, custody banks, and asset managers. From 2003 to 2005, she was an advisor to Citigroup’s Global Consumer Group and a member of its planning group. During much of that time, she was acting head of the International Retail Bank. Ms. Glossman received a BS in Economics from the Wharton School of the University of Pennsylvania, with a double major in finance and health care administration, and is a Chartered Financial Analyst. We believe Ms. Glossman is well qualified to serve as a Director due to her strong knowledge of capital markets, institutional investors, and a variety of industries.

Aris Kekedjian, who has served as one of our directors since our initial public offering, was hired in April 2021 to be the President and Chief Executive Officer of Icahn Enterprises L.P., and will also serve on their Board of Directors. Mr. Kekedjian retired from GE in 2019 after a 30 year career with the company, most recently serving as head of Corporate Development and Chief Investment Officer since 2016. During this time, Mr. Kekedjian led a number of notable M&A transactions, including the $30 billion merger of GE Oil & Gas with Baker Hughes, creating a $22 billion business with operations in 120 countries, and the $11 billion merger of GE Transportation with Wabtec Corporation, creating a technology category leader for rail equipment, services and software. Mr. Kekedjian served as a member of the Board of Directors and Chairman of the Audit Committee of Tuatara Capital Acquisition Corporation, a special purpose acquisition company, from February 2021 to April 2021. Mr. Kekedjian was also a strategic advisor to ECN Capital, a finance company listed on the Toronto Stock Exchange until April 2021. Mr. Kekedjian was previously a Managing Director and Global head of Business Development/M&A at GE Capital from 2010 through 2016. Mr. Kekedjian led the GE team that divested more than $200 billion of GE Capital’s business across the world. He also led the merger of Met Life’s online bank with Synchrony Financial and a subsequent $3 billion IPO and $20 billion stock split transaction for Synchrony Financial. He also led IPOs of both Cembra Money Bank in Switzerland and Moneta Bank in the Czech Republic. Prior to those divestitures, Mr. Kekedjian was responsible for creating comprehensive strategic plans for deal activities in the banking, real estate, leasing, mortgage, credit card and commercial lending sectors. From 2008 to 2010, Mr. Kekedjian served as Managing Director, Global Corporate Development and Chief Executive Officer for GE Capital, MEA region, responsible for company-wide strategic partnership and alliance development with global, sovereign capital partners. Mr. Kekedjian was previously the Chief Financial Officer of GE Banking & Consumer Finance for the EMEA region (GE Money) from 2004 to 2008, a $10 billion net revenue business with over $100 billion in assets and operations in 25 countries. He joined GE as a part of the Financial Management Program in 1989. Mr. Kekedjian received his BC from Concordia University in Montréal, Canada. We believe Mr. Kekedjian is well qualified to serve as one of our directors due to his extensive finance and investment experience.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 29, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
FinServ Holdings LLC(2)(3)	665,000	2.6%	6,250,000	100%
Lee Einbinder	665,000	2.6%	6,250,000	100%
Howard Kurz	665,000	2.6%	6,250,000	100%
Robert Matza	—	—	—	—
Diane B. Glossman	—	—	—	—
Aris Kekedjian	—	—	—	—
All executive officers and directors as a group (6 individuals)	665,000	2.6%	6,250,000	100%
Iridian Asset Management LLC(4)	4,398,705	17.14%
Survetta Capital Management LLC(5)	2,100,000	8.18%	—	—
Park West Asset Management LLC(6)	1,500,000	5.85%	—	—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, New York 10105.

(2)	FinServ Holdings LLC, our sponsor, is the record holder of the shares reported herein. Lee Einbinder, our Chief Executive Officer and Howard Kurz, our President, are the managing members of our sponsor and have voting and investment discretion with respect to the common stock held by our sponsor. As such, they may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Each of our officers and directors is, directly or indirectly, a member of our sponsor. Two limited liability companies in which Daniel Cohen has or will have a pecuniary interest is a member of our sponsor.

(3)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(4)	According to the Schedule 13G filed with the SEC on January 6, 2021 by Iridian Asset Management LLC (“Iridian”), on behalf of Iridian, David L. Cohen (“Cohen”) and Harold J. Levy (“Levy”, collectively, the “Reporting Persons”). Iridian is majority owned by Arovid Associates LLC, a Delaware limited liability company owned and controlled by the following: 12.5% by Cohen, 12.5% by Levy, 37.5% by LLMD LLC, a Delaware limited liability company, and 37.5% by ALHERO LLC, a Delaware limited liability company. LLMD LLC is owned 1% by Cohen, and 99% by a family trust controlled by Cohen. ALHERO LLC is owned 1% by Levy and 99% by a family trust controlled by Levy. The principal business address of the Reporting Persons is 276 Post Road West, Westport, CT 06880-4704.

(5)	According to the Schedule 13G filed with the SEC on December 12, 2020, as amended February 16, 2021 by Survetta Capital Management, LLC (“Survetta”), on behalf of Survetta, Survetta Master Fund, Ltd. (“Survetta Fund”) and Aaron Cowen (“Mr. Cowen”). Mr. Cowen has beneficial ownership by virtue of his role as a control person of Suvretta. The principal business address of Survetta is 540 Madison Avenue, 7th Floor, New York, New York, 10022. The principal business address of Survetta Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The principal business address of Mr. Cowen, c/o Survetta, 540 Madison Avenue, 7th Floor, New York, New York, 10022.

(6)	According to the Schedule 13G filed with the SEC on December 28, 2020, as amended December 28, 2020 by Park West Asset Management LLC, a Delaware limited liability company (“PWAM”), (ii) Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”) and (iii) Peter S. Park, a U.S. citizen (“Mr. Park” and, collectively with PWAM and PWIMF, the “Reporting Persons”). PWAM is the investment manager to PWIMF and Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI”, and collectively with PWIMF and PWAM, the “PW Funds”). Mr. Park is the sole member and manager of PWAM. PWAM and Mr. Park may be deemed to beneficially own 1,500,000 shares of the Company’s Class A common stock held in the aggregate by the PW Funds. The address for the Reporting Persons is: 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

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

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for year ended December 31, 2020 and August 9, 2019 (inception) through December 31, 2019 totaled approximately $55,190 and $36,800, respectively, for the services Withum performed in connection with our initial public offering, Forms 10-Q for the respective periods and the audit of our December 31, 2020 and 2019 financial statements included in this Annual Report on Form 10-K/A.

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

Item 16. Form 10-K/A Summary.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by November 5, 2021 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 and 2019 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

New York, New York

May 5, 2021

FINSERV ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS (AS RESTATED)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,043,895	$1,578,075
Prepaid expenses and other current assets	71,917	126,022
Prepaid income taxes	10,267	—
Total Current Assets	1,126,079	1,704,097

Marketable securities held in Trust Account	251,249,193	250,567,358
Total Assets	$252,375,272	$252,271,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$170,920	$118,805
Income taxes payable	—	102,450
Total Current Liabilities	170,920	221,255

Warrant liability	44,785,425	12,704,175
Deferred underwriting fee payable	9,350,000	9,350,000
Total Liabilities	54,306,345	22,275,430

Commitments

Class A Common stock subject to possible redemption, 19,306,892 and 22,499,602, shares at redemption value at $10.00 per share at December 31, 2020 and 2019, respectively	193,068,920	224,996,020

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 6,358,108 and 3,165,398 issued and outstanding (excluding 19,306,892 and 22,499,602 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	636	316
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding December 31, 2020 and 2019	625	625
Additional paid-in capital	39,991,524	8,064,744
Retained earnings	(34,992,778)	(3,065,680)
Total Stockholders’ Equity	5,000,007	5,000,005
Total Liabilities and Stockholders’ Equity	$252,375,272	$252,271,455

The accompanying notes are an integral part of the consolidated financial statements.

FINSERV ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)

	Year Ended December 31,	For the Period from August 9, 2019 (Inception) Through December 31,
	2020	2019

General and administrative expenses	$795,708	$171,946
Loss from operations	(795,708)	(171,946)

Other income (expense):
Interest earned on money market account	12,294	—
Interest earned on marketable securities held in Trust Account	1,133,614	567,358
Change in fair value of warrant liability	(32,081,250)	(2,809,850)
Transaction costs	—	(548,792)
Other income	(30,935,342)	(2,791,284)

Loss before provision for income taxes	(31,731,050)	(2,963,230)
Provision for income taxes	(196,048)	(102,450)
Net loss	$(31,927,098)	$(3,065,680)

Weighted average shares outstanding of Class A redeemable common stock	25,000,000	25,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.03	$0.02

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,915,000	6,513,229
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(4.72)	$(0.53)

The accompanying notes are an integral part of the consolidated financial statements.

FINSERV ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – August 9, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor			6,325,000	633	24,367	—	25,000

Forfeiture of Class B common stock			(75,000)	(8)	8	—	—

Sale of 25,000,000 shares of Class A common stock, net of underwriting discount and offering costs	25,000,000	2,500	—	—	226,653,530	—	226,656,030

Sale of 665,000 shares of Class A common stock	665,000	66	—	—	6,380,609	—	6,380,675

Class A common stock subject to possible redemption	(22,499,602)	(2,250)	—	—	(224,993,770)	—	(224,996,020)

Net Loss				—		(3,065,680)	(3,065,690)
Balance – December 31, 2019	3,165,398	316	6,250,000	625	8,064,744	(3,065,680)	5,000,005

Change in value of Class A common stock subject to possible redemption	3,192,710	320	—	—	31,926,780	—	31,927,100

Net Loss						(31,927,098)	(31,927,098)
Balance – December 31, 2020	6,358,108	$636	6,250,000	$625	$39,991,524	$(34,992,778)	$5,000,007

The accompanying notes are an integral part of the consolidated financial statements.

FINSERV ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

	Year Ended December 31,	For the Period from August 9, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(31,927,098)	$(3,065,680)
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Formation cost paid through advances from related party	—	1,000
Interest earned on marketable securities held in Trust Account	(1,133,614)	(567,358)
Change in fair value of warrant liability	32,081,250	2,809,850
Transaction costs allocable to warrant liability	—	548,792
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	54,105	(104,022)
Prepaid income taxes	(10,267)	—
Accounts payable and accrued expenses	52,115	118,805
Income taxes payable	(102,450)	102,450
Net cash and cash equivalents used in operating activities	(985,959)	(156,163)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Interest withdrawn for income and franchise taxes	451,779	—
Net cash and cash equivalents provided by (used in) investing activities	451,779	(250,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of Placement Units	—	6,650,000
Repayment of advances	—	(230,350)
Proceeds from promissory note – related party	—	11,000
Repayment of promissory note – related party	—	(282,244)
Payment of offering costs	—	(14,168)
Net cash and cash equivalents provided by financing activities	—	251,734,238

Net Change in Cash and Cash Equivalents	(534,180)	1,578,075
Cash and Cash Equivalents – Beginning of period	1,578,075	—
Cash and Cash Equivalents – End of period	$1,043,895	$1,578,075

Supplemental cash flow information:
Cash paid for income taxes	$308,765	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$—	$227,511,905
Change in value of Class A common stock subject to possible redemption	$(31,927,098)	$(2,575,740)
Payment of offering costs through promissory note and advances	$—	478,594
Offering costs paid directly by stockholder in exchange for the issuance of Class B common stock to stockholder	$—	$25,000
Deferred underwriting fee payable	$—	$9,350,000
Prepaid expenses paid through advances from related party	$—	$22,000

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

The Company has two subsidiaries, Keys Merger Sub 1, Inc., a wholly owned subsidiary of the Company incorporated in Delaware on December 14, 2020 (“Merger Sub 1”), and Keys Merger Sub 2, LLC, a wholly owned subsidiary of the Company incorporated in Delaware on December 14, 2020 (“Merger Sub 2”).

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

The registration statements for the Company’s Initial Public Offering were declared effective on October 31, 2019. On November 5, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, which includes the partial exercise by the underwriter of the over-allotment option to purchase an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 665,000 units (each, a “Placement Unit” and collectively, the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to the Company’s sponsor, FinServ Holdings LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $6,650,000, which is described in Note 5.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 5, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 5, 2021. Management plans to continue its efforts to close on a business combination within the prescribed time frame.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and the warrants included in the Placement Units (the “Private Placement Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

As of and for the year ended December 31, 2020 and the period ended December 31, 2019, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of November 5, 2019 (audited)
Warrant Liability	$—	$9,894,325	$9,894,325
Class A Common Stock Subject to Possible Redemption	237,406,230	(9,894,325)	227,511,905
Class A Common Stock	192	99	291
Additional Paid-in Capital	5,000,191	548,693	5,548,884
(Accumulated Deficit)	(1,000)	(548,792)	(549,792)

Balance sheet as of December 31, 2019 (audited)
Warrant Liability	$—	$12,704,175	$12,704,175
Class A Common Stock Subject to Possible Redemption	237,700,190	(12,704,170)	224,996,020
Class A Common Stock	189	127	316
Additional Paid-in Capital	4,706,234	3,358,510	8,064,744
Retained Earnings/ (Accumulated Deficit)	292,962	(3,358,642)	(3,065,680)

Balance sheet as of March 31, 2020 (unaudited)
Warrant Liability	$—	$7,775,975	$7,775,975
Class A Common Stock Subject to Possible Redemption	238,261,370	(7,775,975)	230,485,395
Class A Common Stock	184	78	262
Additional Paid-in Capital	4,145,059	(1,569,636)	2,575,423
Retained Earnings/ (Accumulated Deficit)	854,140	1,569,558	2,423,698

Balance sheet as of June 30, 2020 (unaudited)
Warrant Liability	$—	$13,474,125	$13,474,125
Class A Common Stock Subject to Possible Redemption	238,189,360	(13,474,125)	224,715,235
Class A Common Stock	185	135	320
Additional Paid-in Capital	4,217,068	4,128,457	8,345,525
Retained Earnings/ (Accumulated Deficit)	782,124	(4,128,592)	(3,346,468)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$12,852,450	$12,852,450
Class A Common Stock Subject to Possible Redemption	238,037,440	(12,852,450)	225,184,990
Class A Common Stock	186	128	314
Additional Paid-in Capital	4,368,987	3,506,789	7,875,776
Retained Earnings/ (Accumulated Deficit)	630,212	(3,506,917)	(2,876,705)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$44,785,425	$44,785,425
Common Shares Subject to Possible Redemption	237,854,350	(44,785,430)	193,068,920
Class A Common Shares	188	448	636
Additional Paid-in Capital	4,552,075	35,439,449	39,991,524
Retained Earnings/ (Accumulated Deficit)	447,114	(35,439,892)	(34,992,778)
Stockholders’ Equity	5,000,002	5	5,000,007

Period from August 9, 2019 (inception) to December 31, 2019 (audited)
Transaction costs allocable to warrant liability	$—	$(548,792)	$(548,792)
Change in fair value of warrant liability	—	(2,809,850)	(2,809,850)
Net Income (Loss)	292,962	(3,358,642)	(3,065,680)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.01)	(0.52)	(0.53)

Three months ended March 31, 2020 (unaudited)
Change in fair value of warrant liability	$—	$4,928,200	$4,928,200
Net Income (Loss)	561,178	4,928,200	5,489,378
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.03)	0.71	0.68

Three months ended June 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(5,698,150)	$(5,698,150)
Net Income (Loss)	(72,016)	(5,698,150)	(5,770,166)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.02)	(0.82)	(0.84)

Six months ended June 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(769,950)	$(769,950)
Net Income (Loss)	489,162	(769,950)	(280,788)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.04)	(0.12)	(0.16)

Three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$621,675	$621,675
Net Income (Loss)	(151,912)	621,675	469,763
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.02)	0.09	0.07

Nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(148,275)	$(148,275)
Net Income (Loss)	337,250	(148,275)	188,975
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.06)	(0.03)	(0.09)

Year ended December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(32,081,250)	$(32,081,250)
Net Income (Loss)	154,152	(32,081,250)	(31,927,098)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.08)	(4.64)	(4.72)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, there were 19,306,892 and 22,499,602 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $14,267,762 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was initially measured using a Monte Carlo simulation approach with subsequent measurements based off the quarterly trading price, whereas the fair value of the Private Warrants was estimated initially and subsequently using a Modified Black Scholes Model (see Note 11).

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,133,614	$567,358
Income and Franchise Tax	(396,098)	(181,952)
Net Earnings	$737,516	$385,406
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,000,000	25,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.03	$0.02

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(31,927,098)	$(3,065,680)
Redeemable Net Earnings	(737,516)	(385,406)
Non-Redeemable Net Loss	$(32,664,614)	$(3,451,086)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	6,915,000	6,513,229
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(4.72)	$(0.53)

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

Pursuant to the terms of the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Transaction” and the “Closing”, respectively), a business combination between the Company and Katapult will be effected through the merger of Merger Sub 1 with and into Katapult, with Katapult surviving as the surviving company and a wholly owned subsidiary of the Company (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving as the surviving company and a wholly owned subsidiary of the Company (the “Second Merger” and together with the First Merger, the “Mergers”). Once effective, all equity securities of Katapult will be converted into the right to receive the applicable portion of merger consideration pursuant to the terms and subject to the conditions set forth in the Merger Agreement.

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

NOTE 8. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At December 31, there were warrants outstanding to purchase 12,832,500 shares of the Company’s Class A common stock (see Note 11).

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

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 6,358,108 and 3,165,398 shares of Class A common stock issued or outstanding, excluding 19,306,892 and 22,499,602 shares of Class A common stock subject to possible redemption, respectively.

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liability	(21.2)%	(23.8)%
Change in valuation allowance	(0.4)%	(0.7)%
Income tax provision	(0.6)%	(3.5)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
	Marketable securities held in Trust Account – U.S.:
December 31, 2019	Treasury Securities Money Market Fund	1	$250,567,358	$—	$250,567,358
December 31, 2020	U.S. Treasury Securities (Mature on 1/21/2021)	1	$251,236,257	$1,718	$251,237,975

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,	December 31,
Description	Level	2019	2020
Liabilities:
Warrant Liability – Public Warrants	1	$12,375,000	$43,625,000
Warrant Liability – Private Placement Warrants	3	$329,175	$1,160,425
Total Warrant Liability		$12,704,175	$44,785,425

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement — Public Warrants

The Company established the initial fair value for the Public Warrants on November 5, 2019, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants were as follows at initial measurement:

Input	November 5, 2019 (Initial Measurement)
Risk-free interest rate	1.72%
Expected term (years)	5.25
Expected volatility	13.6%
Exercise price	$11.50
Fair value of the common stock price	$10.00

On November 5, 2019, the Public Warrants were determined to be $0.77 per warrant for aggregate value of $9.63 million.

Subsequent Measurement — Public Warrants

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for each quarterly reporting period and as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2019, the aggregate value of Public Warrants was $12.38 million. As of December 31, 2020, the aggregate value of Public Warrants was $43.63 million.

Initial Measurement – Private Warrants

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model uses a Black Scholes Option Pricing Model that is modified to reduce the value of the Private Placement Warrants for a discount on the lack of marketability of the instrument as well as for the probability of consummation of the Business Combination. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants is the discount for lack of marketability and the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at initial measurement:

Input	November 5, 2019 (Initial Measurement)
Expected term (years)	5.25
Expected volatility	13.6%
Risk-free interest rate	1.72%
Exercise price	$11.50
Fair value of the common stock price	$10.00

Subsequent Measurement – Private Warrants

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. For the Private Placement Warrants, the Modified Black Scholes Model uses a Black Scholes Option Pricing Model that is modified to reduce the value of the Private Placement Warrants for a discount on the lack of marketability of the instrument as well as for the possibility of the Private Placement Warrants becoming subject to forfeit or modification in order to effectuate the Business Combination. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants are the expected volatility of the Company’s common stock, the discount for lack of marketability, and the discount for potential forfeiture or modification. The expected volatility of the Company’s common stock was determined for each period based on the annualized volatility of the Russell 3000 Index using daily returns and a lookback period commensurate with the term of 5.25 years as of the Valuation Date. We note that this volatility is in line with the implied volatility of other Special Purpose Acquisition Companies and was estimated to be 13.6% at November 5, 2019 and December 31, 2019 and was estimated to be 19.4% at December 31, 2020. The discount for potential forfeiture or modification was estimated to be 20.0%, which was determined based on observed forfeitures and/or modifications of such warrants for special purpose acquisition companies.

Input	December 31, 2019	December 31, 2020
Expected term (years)	5.25	5.35
Expected volatility	13.6%	19.4%
Risk-free interest rate	1.78%	0.41%
Exercise price	$11.50	$11.50
Fair value of the common stock price	$9.75	$12.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of November 5, 2019	$—	$—	$—
Initial measurement on November 5, 2019	269,325	9,625,000	9,894,325
Change in valuation inputs or other assumptions	59,850	2,750,000	2,809,850
Fair value as of December 31, 2019	$329,175	$12,375,000	$12,704,175
Change in valuation inputs or other assumptions	831,250	31,250,000	32,081,250
Fair value as of December 31, 2020	$1,160,425	$43,625,000	$44,785,425

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 12. SUBSEQUENT EVENTS

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

May 5, 2021	FINSERV ACQUISITION CORP.

	By:	/s/ Lee Einbinder
Name: Lee Einbinder
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lee Einbinder	Chief Executive Officer and Director	May 5, 2021
Lee Einbinder	(Principal Executive Officer)

/s/ Howard Kurz	Chief Financial Officer and Director	May 5, 2021
Howard Kurz	(Principal Financial and Accounting Officer)

/s/ Robert Matza	Director	May 5, 2021
Robert Matza

/s/ Diane B. Glossman	Director	May 5, 2021
Diane B. Glossman

/s/ Aris Kekedjian	Director	May 5, 2021
Aris Kekedjian