Form 10-Q
period 2021-03-31
FinServ Acquisition Corp.
filed 2021-05-24
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

(929) 529-7125

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, there were 25,665,000 shares of Class A common stock, $0.0001 par value and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINSERV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINSERV ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$741,613	$1,043,895
Prepaid expenses and other current assets	95,042	71,917
Income tax receivable	10,267	10,267
Total Current Assets	846,922	1,126,079

Marketable securities held in Trust Account	251,134,232	251,249,193
Total Assets	$251,981,154	$252,375,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$85,365	$170,920
Total Current Liabilities	85,365	170,920

Warrant liability	44,272,125	44,785,425
Deferred underwriting fee payable	9,350,000	9,350,000
Total Liabilities	53,707,490	54,306,345

Commitments

Class A Common stock subject to possible redemption, 19,327,366 and 19,306,892, respectively, shares at redemption value at $10.00 per share at March 31, 2021 and December 31, 2020	193,273,660	193,068,920

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 6,337,634 and 6,358,108 issued and outstanding (excluding 19,327,366 and 19,306,892 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	634	636
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding March 31, 2021 and December 31, 2020	625	625
Additional paid-in capital	39,786,786	39,991,524
Accumulated Deficit	(34,788,041)	(34,992,778)
Total Stockholders’ Equity	5,000,004	5,000,007
Total Liabilities and Stockholders’ Equity	$251,981,154	$252,375,272

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FINSERV ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

General and administrative expenses	$331,966	$224,187
Loss from operations	(331,966)	(224,187)

Other income (expense):
Interest earned on marketable securities held in Trust Account	21,527	1,029,913
Interest income (loss) – money market account	1,876	(38,766)

Changes in fair value of warrant liability	513,300	4,928,200

Income before provision for income taxes	204,737	5,695,160

Provision for income taxes	—	(205,782)
Net income	$204,737	$5,489,378

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,000,000	25,000,000
Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,915,000	6,915,000
Basic and diluted net loss per share, Non-redeemable common stock	$0.03	$0.68

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FINSERV ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	6,358,108	$636	6,250,000	$625	$39,991,524	$(34,992,778)	$5,000,007

Change in value of Class A common stock subject to possible redemption	(20,474)	(2)	—	—	(204,738)	—	(204,740)

Net income	—	—	—	—	—	204,737	204,737

Balance – March 31, 2021	6,337,384	$634	6,250,000	$625	$39,786,786	$(34,788,041)	$5,000,004

THREE MONTHS ENDED MARCH 31, 2020

	Class A		Class B		Additional	(Accumulated Deficit)	Total
	Common Stock		Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,165,398	$316	6,250,000	$625	$8,064,744	$(3,065,680)	$5,000,005

Change in value of Class A common stock subject to possible redemption	(548,938)	(55)	—	—	(5,489,320)	—	(5,489,375)

Net income	—	—	—	—	—	5,489,378	5,489,378

Balance – March 31, 2020	2,616,460	$261	6,250,000	$625	$2,575,424	$2,423,698	$5,000,008

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FINSERV ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash Flows from Operating Activities:
Net income	$204,738	$5,489,378
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(21,527)	(1,029,913)
Change in fair value of warrant liability	(513,300)	(4,928,200)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,125)	(18,450)
Accounts payable and accrued expenses	(85,555)	27,749
Income taxes payable	—	205,782
Net cash used in operating activities	(438,769)	(253,654)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise and income taxes	136,488	79,452
Net cash (used in) provided by investing activities	136,488	79,452

Net Change in Cash	(302,282)	(174,202)
Cash and cash equivalents – Beginning of period	1,043,895	1,578,075
Cash and cash equivalents – End of period	$741,613	$1,403,873

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in value of Class A common stock subject to possible redemption	$204,740	$5,489,735

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statement. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 5, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $741,613 and $1,043,895 cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was initially measured using a Monte Carlo simulation approach with subsequent measurements based off the quarterly trading price, whereas the fair value of the Private Warrants was estimated initially and subsequently using a Modified Black Scholes Model (see Note 9).

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, there were 19,327,366 and 19,306,892 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $14,267,762 were incurred of which $13,718,970 were charged to stockholders’ equity and $548,792 were expensed through the statement of operations upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had approximately $207,000 and $142,000, respectively, which have been fully reserved.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of approximately $0 and $206,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was approximately 0% and 27%, respectively, which differs from the expected income tax rate due to the start-up costs which are not currently deductible and permanent differences.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 12,832,500 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$21,527	$1,029,913
Less: interest available to be withdrawn for payment of taxes	(21,527)	(1,029,913)
Net income attributable	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,000,000	25,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus Net Earnings
Net income	$204,737	$5,489,378
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Income	$204,737	$5,489,378
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	6,915,000	6,915,000
Basic and diluted net income per share, Non-redeemable Common stock	$0.03	$0.79

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 5, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 5, 2021. Management plans to continue its efforts to close on a business combination within the prescribed time frame.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriter of its option to purchase an additional 3,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

On October 31, 2019, the Company effected a 1.1 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 6,325,000 Founder Shares. The 6,325,000 Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 75,000 Founder Shares were forfeited and 750,000 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,250,000 Founder Shares outstanding at March 31, 2021 and December 31, 2020.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021 and 2020, the Company incurred $30,000 in fees for these services.

Consulting Agreement

The Company entered into a consulting agreement with a related party, pursuant to which the consultant will provide the Company, among other services, assistance in finding a potential target for a Business Combination, as well as supervising and performing due diligence on such targets. The Company will pay the consultant a fee of $10,000 per month, up to a maximum of $150,000. For the three months ended March 31, 2021 and 2020, the Company incurred $17,500 and 30,000, respectively, of which no amounts remain outstanding within accountants payable and accrued expenses in the accompanying balance sheets.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding on the Working Capital Loans.

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

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,338,384 and 6,358,108 shares of Class A common stock issued or outstanding, excluding 19,326,616 and 19,306,892 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law..

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

NOTE 8. WARRANT LIABILITY

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

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

At March 31, 2021, assets held in the Trust Account was comprised of $251,134,232 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $12,936 in cash and cash equivalents and $251,236,257 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
	Marketable securities held in Trust Account – U.S.:
March 31, 2021	U.S. Treasury Securities (Mature on 4/30/2021)	1	$251,134,232	$(2,781)	$251,131,451
December 31, 2020	U.S. Treasury Securities (Mature on 1/21/2021)	1	$251,236,257	$1,718	$251,237,975

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$43,125,000	43,625,000
Warrant Liability – Private Placement Warrants	3	1,147,125	1,160,425

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table summarizes the inputs used within the Modified Black Scholes Model for Private Warrants at March 31, 2021 and December 31, 2020:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.94%	0.41%
Expected term (years)	5.1%	5.35%
Expected volatility	19.4%	19.4%
Exercise price	$11.50	$11.50
Fair value of Units	$13.10	$12.50

FINSERV ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2021 and 2020:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$1,160,425	$43,625,000	$44,785,425
Change in valuation inputs or other assumptions	(13,300)	(500,000)	(513,300)
Fair value as of March 31, 2021	$1,147,125	$43,125,000	$44,272,125

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2019	$329,175	$12,375,000	$12,704,175
Change in valuation inputs or other assumptions	(53,200)	(4,875,000)	(4,928,200)
Fair value as of March 31, 2020	$275,975	$7,500,000	$7,775,975

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy. Transfers in and out of level 3 are recognized at the end of the reporting period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Finserv Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FinServ Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 9, 2019 the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Placement Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2019 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $204,737, which consists of the change in fair value of warrant liability of $513,300, interest earned on marketable securities held in our Trust Account of $21,527 and interest earned on money market account of $1,876, offset by general and administrative expenses of $331,966.

For the three months ended March 31, 2020, we had net income of $5,489,378, which consists of the change in fair value of warrant liability of $4,928,200 and interest earned on marketable securities held in our Trust Account of $1,029,913, offset by general and administrative expenses of $224,187, interest expense of $38,766 and income taxes of $205,782.

Liquidity and Capital Resources

On November 5, 2019, we completed our Initial Public Offering of 25,000,000 Units, which included the partial exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of our Initial Public Offering, we completed the sale of 665,500 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating gross proceeds of $6,650,000.

Following our initial public offering, the exercise of the over-allotment option and the sale of the placement units, a total of $250,000,000 was placed in the trust account. We incurred $14,267,762 in transaction costs, including $4,400,000 of underwriting fees, $9,350,000 of deferred underwriting fees and $517,762 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $438,769, which consisted of net income of $204,738 offset by interest of $21,527 and non-cash income derived from the change in fair value of warrant liability of $513,300. Changes in operating assets and liabilities used $101,180 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $251,134,232 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2021, the Company withdrew $136,488 of interest earned on the Trust Account to pay for our franchise taxes. During the three months ended March 31, 2020, the Company withdrew $79,452 of interest earned on the Trust Account to pay for our franchise taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $741,613. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021 and December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We began incurring these fees on November 5, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting did not result in the proper classification of our warrants. Our warrants have been accounted for as equity within our balance sheet since our inception. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures contained a material weakness that arose from the above statement surrounding the previous accounting treatment of our warrants.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINSERV ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Lee Einbinder
	Name:	Lee Einbinder
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Howard Kurz
	Name:	Howard Kurz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

