Form 10-Q
period 2021-06-30
Katapult Holdings, Inc.
filed 2021-08-16
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number 001-39116
Katapult Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4424170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5204 Tennyson Parkway, Suite 500 Plano, TX	75024
(Address of Principal Executive Offices)	(Zip Code)
(833) 528-2785
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KPLT	The Nasdaq Stock Market LLC
Redeemable Warrants	KPLTW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 96,821,615 shares of common stock as of August 16, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q"), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "will," “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

• access, collect and use personal data about consumers;

•execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business;

• anticipate the impact of the novel coronavirus (referred to as “COVID-19”) pandemic and its effect on business and financial conditions;

• manage risks associated with operational changes in response to the COVID-19 pandemic;

• anticipate the uncertainties inherent in the development of new business lines and business strategies;

•retain and hire necessary employees;

•increase brand awareness;

• attract, train and retain effective officers, key employees or directors;

• upgrade and maintain information technology systems;

• acquire and protect intellectual property;

•meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•effectively respond to general economic and business conditions;

•obtain additional capital, including use of the debt market;

•enhance future operating and financial results;

•successfully execute expansion plans;

•anticipate rapid technological changes;

•comply with laws and regulations applicable to its business, including laws and regulations related to data privacy;

•stay abreast of modified or new laws and regulations applying to its business, including copyright and privacy regulation;

•anticipate the impact of, and response to, new accounting standards;

• anticipate the significance and timing of contractual obligations;

• maintain key strategic relationships with partners and distributors;

• respond to uncertainties associated with product and service development and market acceptance;

•anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;

• successfully defend litigation;

•litigation, complaints, product liability claims and/or adverse publicity;

•the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;

•increases and/or decreases in utility and other energy costs, increased costs related to utility or governmental requirements;

•privacy and data protection laws, privacy or data breaches, or the loss of data; and

•the impact of the COVID-19 pandemic and its effect on business and financial conditions of Katapult.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Form 10-Q. Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Form 10-Q and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.affirm.com), our filings with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference and do not intend it to be an active link to our website.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash	$109,785	$65,622
Restricted cash	2,635	3,975
Accounts receivable, net of allowance for doubtful accounts of $5,241 and $4,372 at June 30, 2021 and December 31, 2020, respectively	2,198	1,636
Property held for lease, net of accumulated depreciation and impairment (Note 4)	68,390	66,737
Prepaid expenses and other current assets	5,918	1,248
Total current assets	188,926	139,218
Property and equipment, net (Note 5)	465	330
Security deposits	91	91
Capitalized software and intangible assets, net (Note 6)	555	188
Total assets	$190,037	$139,827
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,501	$1,688
Accrued liabilities	11,451	12,967
Unearned revenue	2,973	2,652
Total current liabilities	21,925	17,307
Revolving line of credit	72,355	74,316
Long term debt	38,563	36,413
Other liabilities	41,103	12,740
Total liabilities	173,946	140,776
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.0001 par value-- 250,000,000 shares authorized; 96,821,615 and 31,432,477 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10	3
Additional paid-in capital	74,143	57,097
Accumulated deficit	(58,062)	(58,049)
Total stockholders' equity (deficit)	16,091	(949)
Total liabilities and stockholders' equity (deficit)	$190,037	$139,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Rental revenue	$77,237	$59,986	$157,862	$102,564
Other revenue	232	708	242	972
Service fees	—	23	—	69
Total revenue	77,469	60,717	158,104	103,605
Cost of revenue	55,922	42,248	108,804	69,581
Gross profit	21,547	18,469	49,300	34,024
Operating expenses:
Servicing costs	1,072	999	2,210	1,979
Underwriting fees	477	850	944	1,329
Professional and consulting fees	1,324	426	2,858	648
Technology and data analytics	2,601	1,419	4,316	3,247
Bad debt expense	8,026	3,252	12,913	6,640
Compensation costs	14,755	1,798	17,337	2,868
General and administrative	2,246	902	3,263	1,755
Total operating expenses	30,501	9,646	43,841	18,466
Income (loss) from operations	(8,954)	8,823	5,459	15,558
Interest expense and other fees	(4,146)	(3,624)	(8,286)	(6,609)
Change in fair value of warrant liability	3,169	—	2,811	—
Income (loss) before provision for income taxes	(9,931)	5,199	(16)	8,949
Benefit (Provision) for income taxes	1,828	(111)	3	(190)
Net income (loss) and comprehensive income (loss)	$(8,103)	$5,088	$(13)	$8,759
Net income (loss) per share:
Basic	$(0.17)	$0.17	$—	$0.29
Diluted	$(0.17)	$0.09	$—	$0.16
Weighted average shares used in computing net income (loss) per share:
Basic	46,989,376	30,596,076	39,274,794	30,595,291
Diluted	46,989,376	54,175,089	39,274,794	54,174,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	68,589,913	$49,894	9,524,440	$10	$7,196	$(58,049)	$(50,843)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(7)	49,901	—	49,894
Adjusted beginning balance	—	—	31,432,477	$3	$57,097	$(58,049)	$(949)
PIPE proceeds	—	—	15,000,000	2	149,998	—	150,000
Merger financing	—	—	39,408,662	4	251,105	—	251,109
Consideration paid to selling stockholders	—	—	—	—	(329,560)	—	(329,560)
Transaction costs	—	—	—	—	(33,534)	—	(33,534)
Merger warrants liability	—	—	—	—	(44,272)	—	(44,272)
Stock options exercised	—	—	1,422,406	—	442	—	442
Stock-based compensation expense	—	—	2,850,000	—	9,766	—	9,766
Stock warrant exercise	—	—	6,708,070	1	13,101	—	13,102
Net loss	—	—	—	—	—	(13)	(13)
Balances at June 30, 2021	—	$—	96,821,615	$10	$74,143	$(58,062)	$16,091

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	68,589,913	$49,894	8,686,478	$9	$6,733	$(80,580)	$(73,838)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(6)	49,900	—	49,894
Adjusted beginning balance	—	—	30,594,515	$3	$56,633	$(80,580)	$(23,944)
Stock options exercised	—	—	1,750	—	—	—	—
Stock-based compensation expense	—	—	—	—	198	—	198
Net income	—	—	—	—	—	8,759	8,759
Balances at June 30, 2020	—	$—	30,596,265	$3	$56,831	$(71,821)	$(14,987)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at March 31, 2021	68,589,913	$49,894	9,781,884	$10	$7,360	$(49,959)	$(42,589)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(7)	49,901	—	49,894
Adjusted beginning balance	—	—	31,689,921	$3	$57,261	$(49,959)	$7,305
PIPE proceeds	—	—	15,000,000	2	149,998	—	150,000
Merger financing	—	—	39,408,662	4	251,105	—	251,109
Consideration paid to selling stockholders	—	—	—	—	(329,560)	—	(329,560)
Transaction costs	—	—	—	—	(33,534)	—	(33,534)
Merger warrants liability	—	—	—	—	(44,272)	—	(44,272)
Stock options exercised	—	—	1,164,962	—	358	—	358
Stock-based compensation expense	—	—	2,850,000	—	9,686	—	9,686
Stock warrant exercise	—	—	6,708,070	1	13,101	—	13,102
Net loss	—	—	—	—	—	(8,103)	(8,103)
Balances at June 30, 2021	—	$—	96,821,615	$10	$74,143	$(58,062)	$16,091

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at March 31, 2020	68,589,913	$49,894	8,686,478	$9	$6,810	$(76,909)	$(70,090)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(6)	49,900	—	49,894
Adjusted beginning balance	—	—	30,594,515	$3	$56,710	$(76,909)	$(20,196)
Warrant exercise	—	—	—	—	—	—	—
Stock options exercised	—	—	1,750	—	—	—	—
Stock-based compensation expense	—	—	—	—	121	—	121
Net income	—	—	—	—	—	5,088	5,088
Balances at June 30, 2020	—	$—	30,596,265	$3	$56,831	$(71,821)	$(14,987)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(13)	$8,759
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,160	45,662
Net book value of property buyouts	22,836	12,104
Impairment expense	7,721	8,368
Bad debt expense	12,913	6,640
Change in fair value of warrant liability	(2,811)	—
Stock-based compensation	9,766	198
Amortization of debt discount	1,390	173
Amortization of debt issuance costs	179	97
Other	760	—
Change in operating assets and liabilities:
Accounts receivable	(13,475)	(6,602)
Net purchase of property held for lease	(105,251)	(93,885)
Prepaid expenses and other current assets	(4,667)	(230)
Accounts payable	5,813	667
Accrued liabilities	(1,516)	3,216
Unearned revenues	321	1,711
Net cash provided by (used in) operating activities	7,126	(13,122)
Cash flows from investing activities:
Purchases of property and equipment	(198)	(77)
Additions to capitalized software	(423)	(117)
Net cash used in investing activities	(621)	(194)
Cash flows from financing activities:
Proceeds from revolving line of credit, net of deferred financing costs	5,809	30,627
Principal repayments of revolving line of credit	(7,948)	(1,249)
Proceeds from exercise of stock options	442	—
PIPE proceeds	150,000	—
Merger financing, net of redemptions	251,109	—
Consideration paid to selling stockholders	(329,560)	—
Transaction costs paid	(33,534)	—
Net cash provided by financing activities	36,318	29,378
Net increase in cash and restricted cash	42,823	16,062
Cash and restricted cash at beginning of period	69,597	12,246
Cash and restricted cash at end of period	$112,420	$28,308

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,868	$4,819
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Assumed warrant liability in connection with Merger	$44,272	$—
Exercise of common stock warrant accounted for as a liability	$13,102	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Katapult Holdings, Inc. (“Katapult” or the “Company”), formerly known as Cognical Holdings, Inc., is an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for nonprime US consumers. Katapult’s fully-digital technology platform provides nonprime U.S. consumers with a flexible lease purchase option to enable them to obtain durable goods from Katapult’s network of e-commerce merchants. The Company’s end-to-end technology platform provides seamless integration with merchants.

On June 9, 2021 (the "Closing Date"), Katapult (formerly known as FinServ Acquisition Corp. or “FinServ”), consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated December 18, 2020 (the "Merger Agreement"), by and among FinServ Keys Merger Sub 1, Inc. (“Merger Sub 1”), a wholly owned subsidiary of FinServ, Keys Merger Sub 2, LLC (“Merger Sub 2”), Katapult, a Delaware corporation ("Legacy Katapult"), and Orlando Zayas, in his capacity as the representative of all pre-closing stockholders. Pursuant to the terms of the Merger Agreement, a business combination between Katapult and FinServ was effected on June 9, 2021 through the merger of Merger Sub 1 with and into Katapult, with Katapult surviving the merger as a wholly owned subsidiary of FinServ (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly owned subsidiary of FinServ (the “Second Merger” and together with the First Merger, the “Merger”).

On the Closing Date, and in connection with the closing of the Merger, FinServ changed its name to Katapult Holdings, Inc. Legacy Katapult was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. This determination was primarily based on Legacy Katapult’s stockholders prior to the Merger having had a majority of the voting rights in the combined company, Legacy Katapult’s operations represented the ongoing operations of the combined company, Legacy Katapult and its former owners had the right to appoint a majority of the directors in the combined company, and Legacy Katapult's senior management represented the senior management of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Katapult issuing stock for the net assets of FinServ, accompanied by a recapitalization. The net assets of FinServ are stated at historical cost, with no goodwill or other intangible assets recorded.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share, issued to Legacy Katapult's stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Katapult redeemable convertible preferred stock and Legacy Katapult common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.
The unaudited condensed consolidated financial statements include the accounts of Katapult and its wholly owned subsidiaries which are Katapult Group, Inc. (formerly known as Cognical, Inc.), Katapult SPV-1 LLC, Cognical SPV-3 LLC, and Cognical SPV-4 LLC. Cognical SPV-3 LLC originated all of the Company’s lease agreements with its customers and owned all of the leased property through April 2019. Katapult SPV-1 LLC originated all of the Company’s lease agreements thereafter. Cognical SPV-4 LLC has halted the origination of new leases on behalf of a third-party merchant, however the Company serviced activity from existing leases of Cognical SPV-4 LLC through November 2020. Cognical SPV-3 LLC and Cognical SPV-4 LLC were liquidated in December 2020.
The Company was headquartered in New York, New York through December 31, 2020. During the first quarter of 2021, the Company changed its headquarters to Plano, Texas. Katapult was incorporated in Delaware in 2016. Katapult Group, Inc. was incorporated in the state of Delaware in 2012. Cognical SPV-3 LLC, Cognical SPV-4 LLC, and Katapult SPV-1 LLC are all Delaware limited liability companies formed in Delaware in 2016, 2017, and 2019, respectively. In February 2020, Cognical Holdings, Inc. officially changed its name to Katapult Holdings, Inc. Additionally, in February 2020, Cognical, Inc. officially changed its name to Katapult Group, Inc.
Basis of Presentation—The unaudited condensed consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. As permitted for interim reporting, certain footnotes or other financial information that are normally required by US GAAP may be condensed or omitted, unless otherwise required by US GAAP or SEC rules and regulations. These consolidated financial statements were prepared on the same basis as the Company’s annual consolidated financial statements. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these consolidated financial statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or future year. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements as of that date.
All intercompany balances and transactions have been eliminated in consolidation.
Risks and Uncertainties—The Company is subject to a number of risks including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology.
COVID-19—In March 2020, The World Health Organization recognized a pandemic known as the coronavirus, or COVID-19. Due to the economic uncertainty that this has and can continue to cause, there is an added risk factor in the overall future outlook of the Company. During 2020, we implemented cost containment and cash management initiatives to mitigate the potential impact of the COVID-19 pandemic on our business and liquidity. We experienced positive performance during the pandemic due to increased customer activity and the resiliency of our business model. However, certain COVID-19 related trends underlying that positive performance may not continue at current levels and the economic recovery is expected to be impacted by a number of factors such as the onset of new policies from the COVID-19 variants. Management will continue to monitor any changes to the business as the pandemic continues throughout 2021.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, the selection of useful lives of property and equipment, the selection of useful lives for property held for lease and the related depreciation method, intangible assets and associated useful lives, determination of fair value of the Company’s common stock, determination of fair value of stock option grants, and the fair value of the common stock warrants, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

Segment Information—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment.

Cash—As of June 30, 2021 and December 31, 2020, cash consists primarily of checking and savings deposits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of June 30, 2021 and December 31, 2020 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.

The reconciliation of cash and restricted cash is as follows:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Cash	$109,785	$65,622
Restricted cash	2,635	3,975
Total cash and restricted cash	$112,420	$69,597

Accounts Receivable, Net of Allowance for Doubtful Accounts—Accounts receivable are recorded net of allowances for doubtful accounts. Accounts receivable consist primarily of lease receivables due from customers incurred during the normal course of business for lease payments earned not yet received from the customer. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for doubtful accounts or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. The Company maintains an allowance for doubtful accounts to provide for uncollected amounts based on historical collection experience and an analysis of the aging of receivables per the following categories: 1-30 days, 31-60 days, 61-90 days. This analysis results in the determination of loss rate percentages that are applied to outstanding receivables in each of these categories as of period end. The Company writes off accounts receivables that are over 90 days contractually past due. Bad debt expense is classified in operating expenses within the consolidated statements of operations and comprehensive loss. The Company does not require any security or collateral to support its receivables.

A rollforward of the allowance for doubtful accounts is as follows:

	Balance at beginning of period	Charged to cost and expenses, net of recoveries	Write-offs	Balance at end of period
Six months ended June 30, 2020	$1,855	$6,640	$(5,364)	$3,131
Six months ended June 30, 2021	$4,372	$12,913	$(12,044)	$5,241

Property Held for Lease, Net—Property held for lease consists of furniture, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease purchase agreement with a minimum term; typically one week, two weeks, or one month. The contemplated length of the agreement is typically 12 or 18 months. Consumers may terminate a lease purchase agreement at any time without penalty. The average consumer continues to lease the property for 7 months because the consumer either exercises the buyout (early purchase) options or terminates the lease purchase agreement prior to the end of the 12 or 18 month lease term. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.

Property held for lease is carried at net book value. Depreciation for property held for lease is determined using the income forecasting method and is included within cost of revenue. Under the income forecasting method, property held for lease is depreciated in the proportion of rents received to total expected rents received based on historical data, which is an activity-based method similar to the units of production method. The Company provides for impairment for the undepreciated balance of the property held for lease assuming no salvage value with a corresponding charge to cost of revenue. Impairment expense includes expense related to property identified as impaired based on historical data, including default trends, such that the recorded amount closely approximates actual impairment expense incurred during the period. The Company derecognizes the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue. The Company periodically evaluates fully depreciated property held for lease, net. When it is determined there is no future economic benefit, the cost of the assets are written off and the related accumulated depreciation reversed.

Property and Equipment, Net—Property and equipment other than property held for lease are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and are recorded in general and administrative expense over the estimated useful lives of the assets. The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Computer, office and other equipment	5 years
Computer software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

Capitalized Software—Starting January 1, 2020, the Company began capitalizing certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended function. Once a project has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific software upgrades and enhancements when it is probable the expenditures will result in additional software features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the Capitalized software and intangible assets, net line item of the consolidated balance sheets.

Debt Issuance Costs—Costs incurred in connection with the issuance of the Company’s line of credit and long-term debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. The amortization of the long-term debt issuance costs utilizes the effective interest method, and the amortization of the line of credit debt issuance costs utilizes the straight-line method, which is not materially different compared to the effective interest method.

Impairment of Long-Lived Assets—The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three and six months ended June 30, 2021 and 2020.

Rental Revenue—Property held for lease is leased to customers pursuant to lease purchase agreements with a minimum term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title to the property either through a 90-day promotional pricing option, an early purchase option (buyout), or through payments of all required lease payments, generally 12 or 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease terms. Accordingly, lease purchase agreements are accounted for as operating leases with lease revenues recognized in the month they are earned. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed to customer lease applications. Payments are received upon submission of the applications and execution of the lease purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term. The Company also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectability is reasonably assured. Revenues from leases and sales are reported net of sales taxes.

Other Revenue— Other revenue consists of sub-lease revenue, revenue from merchant partnerships, and infrequent sales of property formerly on lease when customers terminate a lease and elect to return the property to the Company rather than the Company’s retail partners.

Stock-Based Compensation—The Company measures and records compensation expense related to stock-based awards based on the fair value of those awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock option awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. Forfeitures are accounted for as they are incurred.

The Company calculates the fair value of stock options granted to employees by using the following assumptions:

Expected Volatility—The Company estimates volatility for stock option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the stock option grant for a term that is approximately equal to the stock options’ expected term.

Expected Term—The expected term of the Company’s stock options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint of the stock options vesting term and contractual

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on US Treasury zero-coupon issues with a term that is equal to the stock options’ expected term at the grant date.

Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of June 30, 2021 and December 31, 2020, the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit greater than 50% likelihood of being realized upon settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of June 30, 2021 and December 31, 2020, the Company has not identified any uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Net Income (Loss) Per Share–The Company calculates basic and diluted net income (loss) per share attributable to common stockholders using the two-class method required for companies with participating securities.

Under the two-class method, basic net income per share available to stockholders was calculated by dividing the net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share available to stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three and six months ended June 30, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of total revenue. As of June 30, 2021 and December 31, 2020, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.

Recently Adopted Accounting Pronouncements—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (“ASU 2014-09”). ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new standard on January 1, 2020. The adoption of ASU 2014-09 did not have a material impact on the consolidated financial statements as the majority of the Company’s revenue generating activities are leasing arrangements, which are outside the scope of this guidance.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain fair value measurement disclosure requirements of Accounting Standards Codification 820, Fair Value Measurement. On January 1, 2020, the Company adopted ASU 2018-13, which did not impact the consolidated financial statements and related disclosures.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. This ASU did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company adopted this standard on January 1, 2021, and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted— In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to control the use of an identified asset for the lease term, at the commencement date for all leases with a term greater than one year. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities (“ASU 2020-05”), which defers the effective date of ASU 2016-02 for private entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company will defer the adoption of ASU 2016-02 pursuant to ASU 2020-05 and plans to adopt the new standard on January 1, 2022, unless a change in filer status requires earlier adoption. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities and other instruments, companies will be required to use a new forward-looking "expected losses" model that generally will result in the recognition of allowances for losses earlier than under current accounting guidance. Further, the FASB issued ASU 2019-04, ASU 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. The standard will be adopted using the modified retrospective approach. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted, unless a change in filer status requires earlier adoption. The Company is evaluating the potential impact of adopting ASU 2016-13 on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3.MERGER

The Merger is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, FinServ was treated as the “acquired” company for financial reporting purposes, see Note 1. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Katapult issuing stock for the net assets of FinServ, accompanied by a recapitalization.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

Recapitalization
Cash - FinServ Trust	$251,059
Less: Redemptions	(64)
Cash - FinServ Operating	114
Cash - PIPE	150,000
Less: Consideration paid to selling stockholders	(329,560)
Less: Transaction costs	(33,534)
Net contributions from Merger and PIPE	38,015
Less: Warrant liability	(44,272)

Merger Warrants

Warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the three and six months ended June 30, 2021 consisted of the following:

June 30, 2021
Public warrants	12,500,000
Private warrants	332,500
Total	12,832,500

Earn out Shares

At the closing of the Merger, the Company issued 7,500,000 earn out shares to Legacy Katapult stockholders subject to an earn out period and vesting conditions. The earn out period concludes on the sixth anniversary of the Merger (June 9, 2027). One-half of the earn out shares will vest if the closing price of Katapult common shares are greater than or equal to $12.00 over any 20 trading days within any 30 consecutive trading day period and one-half will vest if the closing price of the Katapult common shares is greater than or equal to $14.00 over any 20 trading days within any 30 consecutive trading day period, in each case, during the earn out period. The earn out shares are classified as equity.

4.PROPERTY HELD FOR LEASE, NET
Property held for lease, net consists of the following:

	June 30,	December 31,
	2021	2020
Property held for lease	$223,704	$213,838
Less: accumulated depreciation	(155,314)	(147,101)
Property held for lease, net	$68,390	$66,737
Total depreciation expense related to property held for lease, net for the six months ended June 30, 2021 and 2020, was $73,041 and $45,603, respectively. Total depreciation expense related to property held for lease, net for the three months ended June 30, 2021 and 2020, was $37,027 and $27,576, respectively.
Net book value of property buyouts for the six months ended June 30, 2021 and 2020, was $22,836 and $12,104, respectively. Net book value of property buyouts for the three months ended June 30, 2021 and 2020, was $12,250 and $6,948, respectively.
Total impairment charges related to property held for lease, net for the six months ended June 30, 2021 and 2020, was $7,721 and $8,368, respectively. Total impairment charges related to property held for lease, net for the three months ended June 30, 2021 and 2020, was $3,921 and $5,664, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Depreciation expense, net book value of property buyouts and impairment charges are included within cost of revenue in the condensed consolidated statement of operations and comprehensive income (loss).
All property held for lease, net is on-lease as of June 30, 2021 and December 31, 2020.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30,	December 31,
	2021	2020
Computer, office and other equipment	$488	$407
Computer software	80	80
Furniture and fixtures	99	64
Leasehold improvements	223	142
	890	693
Less: accumulated depreciation	(425)	(363)
Property and equipment, net	$465	$330
Total depreciation expense related to property and equipment, net was $63 and $48 for the six months ended June 30, 2021 and 2020, respectively. Total depreciation expense related to property and equipment, net was $33 and $37 for the three months ended June 30, 2021 and 2020, respectively. The Company has not acquired any property and equipment under capital leases.
6.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	June 30,	December 31,
	2021	2020
Capitalized software	$625	$202
Domain name	16	16
	641	218
Less: accumulated amortization	(86)	(30)
Capitalized software and intangible assets, net	$555	$188
Total amortization expense for capitalized software and intangible assets was $56 and $8 for the six months ended June 30, 2021 and 2020, respectively.
Total amortization expense for capitalized software and intangible assets was $38 and $6 for the three months ended June 30, 2021 and 2020, respectively.
The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net for the years ending December 31:

2021 (remaining 6 months)	$104
2022	208
2023	178
2024	49
2025	—
Thereafter	—
$539
As of June 30, 2021, $16 of capitalized software was not yet placed in service.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
7.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	June 30,	December 31,
	2021	2020
Bonus accrual	$1,300	$600
Sales tax payable	5,464	5,065
Unfunded lease payable	2,793	5,045
Interest payable	33	66
Other accrued liabilities	1,861	2,191
Total accrued liabilities	$11,451	$12,967
8.LINE OF CREDIT

During 2019, the Company refinanced its revolving line of credit facility (the “RLOC”), which resulted in an initial commitment amount of $50,000, with lender having the right to increase to a maximum of $150,000 commitment over time. The RLOC is subject to certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% during March 2020. At June 30, 2021, the total outstanding on the RLOC was $73,254 less issuance costs of $899, netting to a total of $72,355. As of December 31, 2020, the total outstanding on the RLOC was $75,393 less issuance costs of $1,077, netting a total of $74,316. The issuance costs are amortized over the life of the facility and included in interest expense. The annual interest rate on the principal was the LIBOR Rate plus 11% per annum through July 2020. Beginning in August 2020, the interest rate stepped down to LIBOR plus 7.5% per annum. There is a 2% floor on the LIBOR Rate. On September 28, 2020, the lender exercised their right to increase the maximum commitment to a total of $125,000. On December 4, 2020, the Company entered into the ninth amendment to RLOC. This amendment provided the lenders with the right to increase the revolving commitment amount from $125,000 to $250,000. This right has not yet been exercised by the lender as of the date these consolidated financial statements were issued.

This facility is also subject to certain debt covenants as set forth in the loan agreement, which consists of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios and is secured by all assets of the Company. The outstanding line of credit, including unpaid principal and interest, is due on May 14, 2023 unless there is an earlier event of default such as bankruptcy, default on interest payments, or a change of control (excluding an acquisition by a SPAC), at which point the facility may become due earlier.
As of June 30, 2021 and December 31, 2020, the Company was in compliance with the covenants set forth in the above agreements.
9.LONG TERM DEBT

The ninth amendment to the first revolving line of credit facility provided the Company with a senior secured term loan facility commitment of up to $50,000. The Company drew down the full $50,000 of this term loan on December 4, 2020. The interest rate on the term loan is one-month LIBOR plus 8% per annum, and there is a 1% floor on the LIBOR Rate. An additional 3% interest per annum will accrue to the principal balance as paid-in-kind (“PIK”) interest. The term loan maturity date is December 4, 2023. Total outstanding principal at June 30, 2021 and December 31, 2020 was $50,878 and $50,117, respectively.
10.STOCK-BASED COMPENSATION
On June 5, 2014, the Company’s board of directors approved the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”), which was concurrently approved by Legacy Katapult’s stockholders. On June 9, 2021, the Company’s board of directors approved the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”), which was concurrently approved by the Company’s stockholders.
In accordance with the 2014 Plan, the directors may issue stock options to officers, employees, directors and consultants to purchase common stock. There were no stock options granted to nonemployees during 2021 and 2020. The 2014 Plan and 2021 Plan have specific vesting for each stock option grant allowing vesting of the options over one to four years depending upon grantee. At June 30, 2021 and December 31, 2020, there were 9,140,107 and 10,571,222 stock options

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
outstanding, respectively, under the 2014 Plan. There are no stock awards outstanding under the 2021 Plan. At June 30, 2021 there are 8,932,162 shares available for issuance by the Company, under the 2021 Plan.
A summary of the status of the stock options as of June 30, 2021, and changes during the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2020	11,180,731	$0.27	8.22	$82,013
Recapitalization impact	(609,509)
Balance - December 31, 2020	10,571,222	0.29	8.22	82,013
Granted	—	—
Exercised	(1,422,406)	0.31
Forfeited	(8,709)	0.98
Balance - June 30, 2021	9,140,107	0.30	7.85	$96,108
Exercisable - June 30, 2021	9,066,699	0.29	7.84	$95,444
Unvested - June 30, 2021	73,408	1.43	8.67	$663
There were no options granted during the six months ended June 30, 2021 and 2020. The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $14,933 and $0, respectively.
As of June 30, 2021, total compensation cost not yet recognized related to unvested stock options was $59, which is expected to be recognized over a period of 1.82 years.
Stock-Based Compensation Expense—Stock-based compensation expense was $9,766 and $198 for the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense was $9,686 and $121 for three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense is included in compensation costs.

On August 26, 2020, the Company granted a total of 19,000,000 restricted shares of the Company’s common stock to certain employees (the “Award Shares”). The Award Shares vest only upon a Liquidation Event, which is defined as any liquidation, dissolution, or winding up of the Company, including a consolidation, stock exchange, or merger with another Company. The number of Award Shares that will be forfeited or will vest will depend upon the achieved liquidation price per common share. Vesting of the Award Shares is contingent upon the recipient’s continuous employment with the Company through a Liquidation Event. The Liquidation Event represented a performance condition that was satisfied as a result of the Merger discussed in Note 1. The Award Shares had a grant date fair value of $3.28 per share which resulted in the recognition of $9,348 of stock-based compensation expense during the three and six months ended June 30, 2021. Based on the liquidation price per common share, 15% of the total Award Shares vested as a result of the Merger.
11.STOCK WARRANTS
At December 31, 2020, warrants to purchase 722,260 shares of common stock issued in 2014 had vested to a former lender and investor, respectively, and remained exercisable. Such warrants were exercisable at a price of $0.49 per share and were exercisable through June of 2024. The warrants did not convey any voting privileges or claims on dividends declared until they were exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.
At December 31, 2020, warrants to purchase 1,084,618 shares of common stock issued in 2017 to a new investor remained exercisable. Such warrants were exercisable at a price of $1.7084 per share and exercisable through April of 2022. The warrants did not convey any voting privileges or claims on dividends declared until they were exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.
At December 31, 2020, warrants to purchase 36,417 shares of common stock that were issued in 2018 to current investors were outstanding and remained exercisable. Such warrants were exercisable at a price of $.01 per share and were exercisable through April 2023. The warrants did not convey any voting privileges or claims on dividends declared until

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
they were exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.
At December 31, 2020, warrants to purchase 3,637,536 shares of common stock that were issued in 2019 to current investors were outstanding and remained exercisable. Such warrants were exercisable at a price of $0.01 per share and were exercisable through April 2024. The warrants did not convey any voting privileges or claims on dividends declared until they were exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.
The remaining 1,241,675 common share warrants were issued in conjunction with the 2,500 of additional convertible notes payable issued in 2019. Due to these warrants being issued in connection with the convertible notes, a beneficial conversion feature was recognized on the issuance date of the instruments. The balance related to this feature was extinguished upon the conversion of the related convertible notes. In accordance with ASC 470-20, a beneficial conversion feature exists if the conversion price is less than the fair value of the shares into which the instrument is convertible at the commitment date. In February and March 2019, when the $2,500 of additional convertible notes were issued, the preferred stock price at fair value was $1.7084. This was greater than the conversion prices of $1.6051 and $1.6068 for the February and March issuances, respectively. This difference multiplied by the number of shares issued was calculated at $151 and recorded as additional paid in capital. Both groups of warrants were exercisable through May 2024. The warrants did not convey any voting privileges or claims on dividends declared until they are exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.

On December 4, 2020, the Company issued a warrant to purchase 4,988,719 Series C-1 Convertible Preferred Shares in conjunction with the issuance of the $50,000 term loan (“Term Loan Warrant”). The Term Loan Warrant had an exercise price of $0.01 per share and became exercisable upon the earlier of June 30, 2021 or one minute prior to the occurrence of a liquidation event, which includes a SPAC transaction. The Term Loan Warrant would terminate upon the earlier of December 4, 2027, or immediately prior to the occurrence of a liquidation event, which includes a SPAC transaction. The Term Loan Warrant was carried at its fair value because there were certain put rights that may obligate the Company to repurchase the warrant in the future, based on events that were outside of the control of the Company. The Term Loan Warrant is presented within the Other liabilities line item of the balance sheet. As of December 31, 2020, there were 4,988,719 Term Loan Warrants outstanding. Pursuant to the warrant agreement, 1,496,616 warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1, with the remaining warrants forfeited in accordance with the warrant agreement.
The following is a schedule of changes in outstanding warrants as of June 30, 2021:

Number of Warrants
Outstanding at December 31, 2020	5,480,831
Warrants issued	—
Warrants exercised	(5,480,831)
Outstanding at June 30, 2021	—
12.INCOME TAXES
For the three months ending June 30, 2021 and 2020, the Company recorded an income tax benefit and provision of $1,828 and $111, respectively.

For the six months ending June 30, 2021 and 2020, the Company recorded an income tax benefit and provision of $3 and $190, respectively.
As of December 31, 2020, the Company had U.S. federal net operating loss carryforward of $113,700 that expire at various dates from 2032 through 2037 and includes $78,000 that have an unlimited carryforward period. As of December 31, 2020, the Company has U.S. state and local net operating loss carryforwards of $29,100 that expire at various dates from 2021 through 2039 and includes $4,300 that have an unlimited carryforward period.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
realization of the tax benefits of existing temporary differences. The Company remains in a cumulative pre-tax loss position for the 36 months ended June 30, 2021, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of June 30, 2021 and December 31, 2020. It is possible that the Company will achieve profitability to enable the release of some or all of its valuation allowance.
13.REDEEMABLE CONVERTIBLE PREFERRED STOCK
During 2019, the Company converted all outstanding Series A, Series A-1, Series A-2, Series B, Series B-1, and Series B-2 shares to Series C shares by issuing on a 1:1 ratio 24,773,767 Series C Preferred Shares. Additionally, the Company issued 17,061,472 Series C Preferred Shares valued at $6,062 to execute the conversion feature of the outstanding convertible notes. Lastly, the company raised additional equity of $9,506 by issuing 26,754,674 of Series C Preferred Shares.
Upon issuance of the Series C Preferred Shares, the Company determined that the down round financing triggered a contingent beneficial conversion feature for certain previously issued share classes. In accordance with ASC 470, the Company recorded the beneficial conversion feature as an increase to additional paid-in-capital. Given that the preferred shares were readily convertible at the discretion of the investors, the Company immediately amortized the beneficial conversion feature through accumulated deficit.
Redeemable convertible preferred stock as of December 31, 2020, consisted of the following:

	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Average Issuance Price Per Share	Liquidation Preference	Carrying Value
Series C	95,415,981	68,589,913	$0.753892	$51,709	$49,894
The holders of redeemable convertible preferred stock have various rights and preferences as follows:
Voting – Each share of preferred stock entitled the holder to the number of votes equal to the number of whole shares of common stock into which each share is convertible at the time of the vote.
The holders of record of the Series C Preferred Shares, voting as a separate class, shall be entitled to elect three (3) members of the Company’s board of directors. The holders of record of Common Stock, voting as a separate class, shall be entitled to elect two (2) members of the Company’s board of directors.
Dividends – The holders of Series C Preferred Stock, in preference to the holders of Common Stock, shall be entitled to receive, as and if declared by the Board of Directors, but only out of funds that are legally available therefore, non-cumulative cash dividends at the rate of 8% of the original issue price of each outstanding share of Series C Preferred Stock.
Liquidation Preference – In the event of any liquidation, dissolution, or winding-up of the Company, the holders of Series C preferred stock shall be entitled to receive, ratably, prior and in preference to any distribution of the assets or funds of the Company to the holders of common stock, an amount equal to the original issuance price per share plus any accrued and unpaid dividends. If the Company has insufficient assets to permit payment of the Liquidation Preference in full to the holders of the Series C preferred stock, then the assets of the Company shall be distributed ratably to the Series C preferred stockholders in proportion to the Liquidation Preference that such holders would otherwise be entitled to receive.
After payment of the Liquidation Preference to the holders of Series C preferred stock, the remaining assets of the Company shall be distributed ratably to the holders of common stock.
Redemption – The Series C shares of redeemable convertible preferred stock do not contain any mandatory redemption provisions. In accordance with ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be classified as temporary equity in the mezzanine section of the balance sheets. The Series C shares of redeemable convertible preferred stock are redeemable upon the occurrence of a deemed liquidation event, which is outside of the control of the Company. Therefore, these shares were classified as temporary equity at December 31, 2020, before accounting for the effects of the Merger.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Conversion – Each share of convertible redeemable preferred stock is convertible at the option of the holder, at any time after the date of issuance of each share, into shares of common stock as is determined by dividing the original purchase price of preferred stock by the conversion price in effect at the time of conversion. As of December 31, 2020, the 68,589,913 shares of Series C preferred stock were convertible into 69,389,533 shares of Common stock. In connection with the Merger discussed in Note 1, all convertible redeemable preferred stock was converted to Katapult common stock.
14.NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) per share
Numerator
Net Income (loss)	$(8,103)	$5,088	$(13)	$8,759

Denominator
Denominator for basic net income (loss) per weighted average common shares	46,989,376	30,596,076	39,274,794	30,595,291
Effect of dilutive securities
Public warrants	—	12,500,000	—	12,500,000
Private warrants	—	332,500	—	332,500
Stock options	—	10,746,513	—	10,746,513
Denominator for diluted net income (loss) per weighted average common shares	46,989,376	54,175,089	39,274,794	54,174,304

Net income (loss) per common share
Basic	$(0.17)	$0.17	$—	$0.29
Diluted	$(0.17)	$0.09	$—	$0.16

The Company excluded the securities within the table below from the diluted net income (loss) per share calculation as their effect would have been anti-dilutive for the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Public warrants	12,500,000	—	12,500,000	—
Private warrants	332,500	—	332,500	—
Stock options	9,140,107	—	9,140,107	—
	21,972,607	—	21,972,607	—

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
15.COMMITMENTS AND CONTINGENCIES
Leases—The Company leases office space in Plano, TX and New York, NY under operating leases with a non-cancelable lease terms which end September 2023. These amounts are included in general and administrative expenses. The following is a schedule of future minimum lease payments required under the non-cancelable leases:

Years Ending December 31,
2021 (remaining 6 months)	$250
2022	511
2023	407
2024	334
2025	170
Thereafter	—
Total future minimum lease payments	$1,672
Rent expense for operating leases for the six months ended June 30, 2021 and 2020 were $321 and $382, respectively.
Rent expense for operating leases for the three months ended June 30, 2021 and 2020 were $160 and $206, respectively.
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any liabilities related to such obligations in the consolidated financial statements as of June 30, 2021 and December 31, 2020.

Except as set forth below, the Company and its subsidiaries are not a party to, and their properties are not the subject of, any material pending legal proceedings.

DCA Litigation

On April 9, 2021, Daiwa Corporate Advisory LLC (formerly known as DCS Advisory LLC) (“DCA”), a financial advisory firm, served Katapult Group, Inc. with a summons and a complaint filed in the Supreme Court of the State of New York, New York County, in a matter bearing the index number 652164/2021. The complaint relates to a March 22, 2018 letter agreement (the “Letter Agreement”) entered into by DCA and Legacy Katapult. Among other things, DCA alleges that the Letter Agreement confers upon DCA (i) a right to act as the “exclusive financial advisor” with respect to certain transactions defined in the Letter Agreement, (ii) a right to a “Placement Fee” and/or “mutually-agreed upon fees” in connection with such advisory roles, and (iii) a right to a $100 termination fee payable in certain circumstances by Katapult Group, Inc. in the event that Katapult Group, Inc. terminated the Letter Agreement. For its first cause of action, DCA alleges that Katapult Group, Inc. “breached the Letter Agreement by failing and/or refusing to extend to DCA the opportunity to exercise its right of first refusal in connection with” certain transactions and the PIPE Investment. DCA seeks “damages in an amount to be determined at trial” with respect to this first cause of action. For its second cause of action, DCA alleges that, assuming Katapult Group, Inc. properly terminated the Letter Agreement in April 2019 (which DCA disputes), Katapult Group, Inc. “also breached the Letter Agreement by failing to pay DCA a termination fee when it terminated the Letter Agreement.” DCA seeks “damages in an amount to be determined at trial, but no less than $100,” with respect to this second cause of action. With respect to both causes of action, DCA also seeks attorneys’ fees and costs pursuant to the Letter Agreement, an award of pre- and post-judgment interest, and such other and further relief as the Court deems just and proper.”

On May 24, 2021, Katapult Group, Inc. filed its answer to the complaint and also asserted counterclaims against DCA for breach of contract and for breach of the duty of good faith and fair dealing. In connection with its counterclaims, Katapult Group, Inc. is seeking damages in the amount of approximately $10,600, as well as attorneys’ fees and costs. Katapult Group, Inc. disputes the allegations in DCA’s complaint and intends to vigorously defend against the claims.

On July 29, 2021, the court entered a Preliminary Conference Order, which states the following: the parties must complete fact discovery on or before February 2, 2022; they must serve any expert disclosures by March 2, 2022; they must complete all discovery no later than March 16, 2022; and any motions for summary judgment must be filed by April 30, 2022.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or estimateable at June 30, 2021.
16.RELATED-PARTY TRANSACTIONS
Certain debt facilities of the Company are with related parties that are more fully described in Notes 7 and 8 above. Total interest paid to related parties was $1,252 and $2,491 for the three and six months ended June 30, 2020, respectively. No interest was paid to related parties during the three and six months ended June 30, 2021.
17.FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the established framework for measuring fair value.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3—Inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

The Company’s financial instruments consist of its warrant liability, revolving line of credit, and long-term debt.

The estimated fair value of the Company’s revolving line of credit, and long term debt were as follows:

	June 30, 2021			December 31, 2020
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
Revolving line of credit	$73,254	$72,355	$82,097	$75,393	$74,316	$83,014
Long term debt	50,878	38,563	57,822	50,117	36,413	55,378
	$124,132	$110,918	$139,919	$125,510	$110,729	$138,392
The estimated fair values of the Company’s revolving line of credit, and long term debt were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

There were no assets measured at fair value on a recurring basis as of June 30, 2021 or December 31, 2020. Liabilities measured at fair value on a recurring basis and included in Other Liabilities were as follows:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	June 30, 2021
	Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
Warrant liability - Public warrants	$39,875	$39,875	$—	$—
Warrant liability - Private warrants	1,228	—	—	1,228
Total Other Liabilities	$41,103	$39,875	$—	$1,228

	December 31, 2020
	Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
Term Loan Warrant	$12,744	$—	$—	$12,744
Total Other Liabilities	$12,744	—	—	$12,744

During the three and six months ended June 30, 2021 and 2020, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value on a recurring basis:

	Term Loan Warrant	Warrant Liability
Balance at December 31, 2020	$12,744	$—
Exercise	(13,102)	—
Assumed from Merger	—	44,272
Changes in fair value	358	(3,169)
Balance at June 30, 2021	$—	$41,103

18.SUBSEQUENT EVENTS
The Company evaluated subsequent events from June 30, 2021, the date of these consolidated financial statements, through August 16, 2021, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these consolidated financial statements.

ITEM 2. KATAPULT’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company”, or “Katapult” refer to Katapult Holdings, Inc and its subsidiaries.

You should read the following discussion and analysis of our financial condition and results of operations together with the our consolidated financial statements and the related notes appearing elsewhere. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the headings “Risk Factors” and “Forward-Looking Statements”; our actual results may differ materially from those anticipated in these forward-looking statements. All dollar amounts are in thousands, unless otherwise specified.

Overview

Katapult is an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for nonprime U.S. consumers. Katapult’s fully-digital, next-generation technology platform provides nonprime consumers with a flexible lease purchase option to enable them to obtain durable goods from Katapult’s network of e-commerce merchants. The Company’s sophisticated end-to-end technology platform provides seamless integration with merchants, underwriting capabilities that exceed those of commonly available services, and exceptional customer experiences.

Key events impacting our business are as follows:

•COVID-19—In March 2020, The World Health Organization recognized a pandemic known as the coronavirus, or COVID-19. Due to the economic uncertainty that this has and can continue to cause, there is an added risk factor in the overall future outlook of the Company. During 2020, we implemented cost containment and cash management initiatives to mitigate the potential impact of the COVID-19 pandemic on our business and liquidity. We experienced positive performance during the pandemic due to increased customer activity and the resiliency of our business model. However, certain COVID-19 related trends underlying that positive performance may not continue at current levels and the economic recovery is expected to be impacted by a number of factors such as the onset of new policies from the COVID-19 variants. Management will continue to monitor any changes to the business as the pandemic continues throughout 2021.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. There is a direct correlation between gross origination growth and revenue growth. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through the Katapult platform. Gross originations do not represent revenue earned. However, we believe this is a useful operating metric for both the Company and investors to use in assessing the volume of transactions that take place on our platforms.

The following table presents gross originations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020	$	%
Gross Originations	$64,388	$77,597	$(13,209)	(17.0)%
Wayfair represented 62% and 74% of gross origination during the three months ended June 30, 2021 and 2020, respectively.

	Six Months Ended June 30,		Change
	2021	2020	$	%
Gross Originations	$128,151	$114,810	$13,341	11.6%

Wayfair represented 62% and 73% of gross originations during the six months ended June 30, 2021 and 2020, respectively.

In the second quarter of 2020, gross originations were positively impacted by a combination of COVID-19 stay-at-home orders and temporary closures of physical retail stores that shifted consumer spending online.These consumer spending trends combined with government stimulus created an increase in e-commerce transactions. As a result, the second quarter of 2020 was our highest gross originations quarter in 2020.

Total Revenue, Unearned Revenue, and Bad Debt Recoveries
Total revenue represents the summation of rental revenue, other revenue, and service fees. Unearned revenue represents the Company’s liability for cash received from customers prior to the related revenue being earned, and bad debt recoveries represent customer payments for receivables that had previously been written off. Bad debt recoveries represent a reduction to bad debt expense in the period in which they are collected. We measure these metrics to assess the total view of paythrough performance of our customers. We believe looking at these components of our consolidated financial statements is useful to an investor as it helps to understand the total payment performance of customers.

The following tables present total revenue and bad debt recoveries for the three and six months ended June 30, 2021 and 2020, as well as unearned revenue as of June 30, 2021 and December 31, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$77,469	$60,717	$158,104	$103,605
Bad debt recoveries[1]	$650	$507	$2,051	$1,005
1 Bad debt recoveries represent 8% and 16% of total bad debt expense for the three months ended June 30, 2021 and 2020, respectively and 16% and 15% of total bad debt expense for the six months ended June 30, 2021 and 2020, respectively. The decrease during the three months ended June 30, 2021 was a result of a decrease in the collection of previously charged off receivables.

Gross Profit

Gross profit represents total revenue less cost of revenue, and is a measure presented in accordance with U.S. GAAP. See the “Non-GAAP Measures” section below for a presentation of this measure alongside adjusted gross profit, which is a non-GAAP measure utilized by management.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020
The following tables are references for the discussion that follows.

	Three Months Ended June 30,		Change
	2021	2020	$	%
Revenue
Rental revenue	$77,237	$59,986	$17,251	28.8%
Other revenue	232	708	(476)	(67.2)%
Service fees	—	23	(23)	(100.0)%
Total revenue	77,469	60,717	16,752	27.6%
Cost of revenue	55,922	42,248	13,674	32.4%
Gross profit	21,547	18,469	3,078	16.7%
Operating expenses:
Servicing costs	1,072	999	73	7.3%
Underwriting fees	477	850	(373)	(43.9)%
Professional and consulting fees	1,324	426	898	210.8%
Technology and data analytics	2,601	1,419	1,182	83.3%
Bad debt expense	8,026	3,252	4,774	146.8%
Compensation costs	14,755	1,798	12,957	720.6%
General and administrative	2,246	902	1,344	149.0%
Total operating expenses	30,501	9,646	20,855	216.2%
Income (loss) from operations	(8,954)	8,823	(17,777)	(201.5)%
Interest expense and other fees	(4,146)	(3,624)	(522)	14.4%
Change in fair value of warrant liability	3,169	—	3,169	100.0%
Income (loss) before provision for income taxes	(9,931)	5,199	(15,130)	(291.0)%
Benefit (provision) for income taxes	1,828	(111)	1,939	(1746.8)%
Net income (loss) and comprehensive income (loss)	$(8,103)	$5,088	$(13,191)	(259.3)%

Rental revenue

Rental revenue consists of revenue earned from property held for lease and agreed-upon charges related to lease-purchase agreements. Rental revenue increased by $17,251, or 28.8%, to $77,237 for the three months ended June 30, 2021, from $59,986 for the same period in 2020. The increase in rental revenue was attributed to the addition of new merchant partners on the Katapult platform. The Company experienced a 17.0% decrease in originations over the period as the second quarter of 2020 was the highest quarter to date for gross originations as a result of COVID-19 and the resulting transition to e-commerce. A timing lag exists between originations and rental revenue because an origination in a given period will result in revenue over the resulting lease term, which can occur in subsequent periods.

Cost of revenue

Cost of revenue consists primarily of depreciation expense related to property held for lease, impairment of property held for lease, net book value of property buyouts, processing fees, and other costs associated with offering lease-purchase transactions to customers. Cost of revenue increased $13,674, or 32.4%, to $55,922 for the three months ended June 30, 2021, from $42,248 for the same period in 2020. This increase was primarily driven by the proportional increase in rental revenue over this period. Cost of revenue as a percentage of total revenue increased to 72.2% for the three months ended June 30, 2021, compared to 69.6% in 2020. Cost of revenue increased as a percentage of total revenue due to accelerated lease depreciation estimates during the three months ended June 30, 2021.

Gross profit
Gross profit increased by $3,078, or 16.7%, to $21,547 for the three months ended June 30, 2021, from $18,469 for the same period in 2020. This was due to the individual revenue and cost of revenue drivers described above. These individual drivers were caused by an overall increase in performance on recently originated leases, which was due to improved underwriting and payment collection performance. Gross profit as a percentage of total revenue decreased to 27.8% for the three months ended

June 30, 2021 compared to 30.4% for the same period in 2020 due to accelerated lease depreciation estimates during the three months ended June 30, 2021.

Operating expenses

The following tables quantify the dollar amounts of operating costs versus total revenue for the six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Percentage of Total Revenue
	2021	2020	2021	2020
Total revenue	$77,469	$60,717

Servicing costs	1,072	999	1.4%	1.6%
Underwriting fees	477	850	0.6%	1.4%
Professional and consulting fees	1,324	426	1.7%	0.7%
Technology and data analytics	2,601	1,419	3.4%	2.3%
Bad debt expense	8,026	3,252	10.4%	5.4%
Compensation costs	14,755	1,798	19.0%	3.0%
General and administrative	2,246	902	2.9%	1.5%

Servicing Costs

Servicing costs primarily consist of permanent and temporary call center support. Servicing costs increased by $73, or 7.3%, to $1,072 for the three months ended June 30, 2021, from $999 for the same period in 2020. This was primarily due to the increase in overall originations during the same period and was offset by scalability efficiencies achieved in the latter part of 2020 and throughout 2021.

Underwriting fees

Underwriting fees primarily consist of data costs related to inputs from customer underwriting models. Underwriting fees decreased by $373, or 43.9%, to $477 for the three months ended June 30, 2021, from $850 for the same period in 2020. This was primarily due to scalability efficiencies achieved during the latter part of 2020 as the Company refined and continues to refine its customer underwriting model, specifically the Company’s ability to favorably renegotiate third party data costs, despite an increase in underwriting activity associated with increased revenue volume over the period.

Professional and consulting fees

Professional and consulting fees primarily consist of corporate legal and accounting costs. Professional and consulting fees increased by $898, or 210.8%, to $1,324 for the three months ended June 30, 2021, compared to $426 for the same period in 2020. This increase was primarily driven by the Merger, which resulted in $482 of non-capitalizable expenses for the three months ended June 30, 2021 as well as an increase accounting and legal fees in preparation of becoming a public company.

Technology and data analytics

Technology and data analytics expense primarily consist of salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Technology and data analytics expense increased by $1,182, or 83.3%, to $2,601 for the three months ended June 30, 2021, compared to $1,419 for the same period in 2020. This was primarily due to added employee headcount to continue the build-out of the Company’s technological infrastructure and continued improvement and management of our proprietary risk model algorithms, partially offset by a greater portion of software development activities qualifying for capitalization in 2021.

Bad debt expense

Bad debt expense primarily consists of provisions for uncollectible accounts receivable, net of recoveries. Bad debt expense increased by $4,774, or 146.8%, to $8,026 for the three months ended June 30, 2021, compared to $3,252 for the same period in 2020. This increase was primarily driven by the increase in our lease base resulting in a larger accounts receivable balance year over year. In addition, delinquencies were at record lows during second quarter of 2020 due to government stimulus made to citizens for COVID relief.

Compensation costs

Compensation costs consist primarily of payroll and related costs and stock-based compensation. Compensation costs increased by $12,957 or 720.6% to $14,755 for the three months ended June 30, 2021, from $1,798 for the same period in 2020. This increase is related to an increase in stock-based compensation related to the vesting of executive restricted stock awards of $9,348 as a result of the Merger, payment of transaction related employee bonuses in preparation of the Merger, and added headcount to support the growth trajectory of the Company.

General and administrative

General and administrative expense consists primarily of occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. General and administrative expense increased by $1,344, or 149.0%, to $2,246 for the three months ended June 30, 2021, from $902 for the same period in 2020. This increase is related to an increase in insurance related costs as a public company, increased marketing and advertising, and increased software related expense.

Interest expense and other fees

Interest expense and other fees increased by $522, or 14.4%, to $4,146 for the three months ended June 30, 2021, compared to $3,624 for the same period in 2020. This was primarily due to an increase in total outstanding principal balances on our debt facilities during 2021. Principal balances increased due to increased origination volume combined with borrowings of a $50,000 term loan in Q4 2020.

Change in fair value of warrant liability

The change in fair value of warrant liability was $3,169 for the three months ended June 30, 2021 and was $0 for the same period in 2020. The balance consists of changes in the fair value of the Company’s warrant liability, which has decreased due to the decline in the fair value of the public warrants. We had no warrant liabilities during the three months ended June 30, 2020.

Provision/benefit for income taxes

Benefit from income taxes was $1,828 for the three months ended June 30, 2021 and was a provision of $111 for the same period in 2020. The benefit was due to a decrease in estimated taxable income for 2021. The provision was primarily due to state income taxes on the Company’s estimated taxable income for the year ending December 31, 2020. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Results of Operations

Comparison of the six months ended June 30, 2021 and 2020
The following tables are references for the discussion that follows.

	Six Months Ended June 30,		Change
	2021	2020	$	%
Revenue
Rental revenue	$157,862	$102,564	$55,298	53.9%
Other revenue	242	972	(730)	(75.1)%
Service fees	—	69	(69)	(100.0)%
Total revenue	158,104	103,605	54,499	52.6%
Cost of revenue	108,804	69,581	39,223	56.4%
Gross profit	49,300	34,024	15,276	44.9%
Operating expenses:
Servicing costs	2,210	1,979	231	11.7%
Underwriting fees	944	1,329	(385)	(29.0)%
Professional and consulting fees	2,858	648	2,210	341.0%
Technology and data analytics	4,316	3,247	1,069	32.9%
Bad debt expense	12,913	6,640	6,273	94.5%
Compensation costs	17,337	2,868	14,469	504.5%
General and administrative	3,263	1,755	1,508	85.9%
Total operating expenses	43,841	18,466	25,375	137.4%
Income (loss) from operations	5,459	15,558	(10,099)	(64.9)%
Interest expense and other fees	(8,286)	(6,609)	(1,677)	25.4%
Change in fair value of warrant liability	2,811	—	2,811	100.0%
Income (loss) before provision for income taxes	(16)	8,949	(8,965)	(100.2)%
Benefit (provision) for income taxes	3	(190)	193	(101.6)%
Net income (loss) and comprehensive income (loss)	$(13)	$8,759	$(8,772)	(100.1)%

Rental revenue

Rental revenue consists of revenue earned from property held for lease and agreed-upon charges related to lease-purchase agreements. Rental revenue increased by $55,298, or 53.9%, to $157,862 for the six months ended June 30, 2021, from $102,564 for the same period in 2020. The Company experienced an 11.6% increase in originations over the period due to the increase in consumer e-commerce activity and the addition of new merchant partners on the Katapult platforms.

Cost of revenue

Cost of revenue consists primarily of depreciation expense related to property held for lease, impairment of property held for lease, net book value of property buyouts, processing fees, and other costs associated with offering lease-purchase transactions to customers. Cost of revenue increased $39,223, or 56.4%, to $108,804 for the six months ended June 30, 2021, from $69,581 for the same period in 2020. This increase was primarily driven by the proportional increase in rental revenue and origination volume over this period. Cost of revenue as a percentage of total revenue increased to 68.8% for the six months ended June 30, 2021, compared to 67.2% in 2020. Cost of revenue increased as a percentage of total revenue due to accelerated lease depreciation estimates during the six months ended June 30, 2021.

Gross profit
Gross profit increased by $15,276, or 44.9%, to $49,300 for the six months ended June 30, 2021, from $34,024 for the same period in 2020. This was due to the individual revenue and cost of revenue drivers described above. These individual drivers were caused by an overall increase in performance on recently originated leases, which was due to improved underwriting and payment collection performance. Gross profit as a percentage of total revenue decreased to 31.2% for the six months ended June 30, 2021 compared to 32.8% for the same period in 2020 due to accelerated lease depreciation estimates during the six months ended June 30, 2021.

Operating expenses

The following tables quantify the dollar amounts of operating costs versus total revenue for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Percentage of Total Revenue
	2021	2020	2021	2020
Total revenue	158,104	103,605

Servicing costs	2,210	1,979	1.4%	1.9%
Underwriting fees	944	1,329	0.6%	1.3%
Professional and consulting fees	2,858	648	1.8%	0.6%
Technology and data analytics	4,316	3,247	2.7%	3.1%
Bad debt expense	12,913	6,640	8.2%	6.4%
Compensation costs	17,337	2,868	11.0%	2.8%
General and administrative	3,263	1,755	2.1%	1.7%

Servicing Costs

Servicing costs primarily consist of permanent and temporary call center support. Servicing costs increased by $231, or 11.7%, to $2,210 for the six months ended June 30, 2021, from $1,979 for the same period in 2020. This was primarily due to the increase in overall originations during the same period and was offset by scalability efficiencies achieved in the latter part of 2020 and throughout 2021.

Underwriting fees

Underwriting fees primarily consist of data costs related to inputs from customer underwriting models. Underwriting fees decreased by $385, or 29.0%, to $944 for the six months ended June 30, 2021, from $1,329 for the same period in 2020. This was primarily due to scalability efficiencies achieved during the latter part of 2020 as the Company refined and continues to refine its customer underwriting model, specifically the Company’s ability to favorably renegotiate third party data costs, despite an increase in underwriting activity associated with increased revenue volume over the period.

Professional and consulting fees

Professional and consulting fees primarily consist of corporate legal and accounting costs. Professional and consulting fees increased by $2,210, or 341.0%, to $2,858 for the six months ended June 30, 2021, compared to $648 for the same period in 2020. This increase was primarily driven by the Merger, which resulted in $1,158 of non-capitalizable expenses for the six months ended June 30, 2021 as well as an increase accounting and legal fees in preparation of becoming a public company.

Technology and data analytics

Technology and data analytics expense primarily consist of salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Technology and data analytics expense increased by $1,069, or 32.9%, to $4,316 for the six months ended June 30, 2021, compared to $3,247 for the same period in 2020. This was primarily due to added employee headcount to continue the build-out of the Company’s technological infrastructure and continued improvement and management of our proprietary risk model algorithms, partially offset by a greater portion of software development activities qualifying for capitalization in 2021.

Bad debt expense

Bad debt expense primarily consists of provisions for uncollectible accounts receivable, net of recoveries. Bad debt expense increased by $6,273, or 94.5%, to $12,913 for the six months ended June 30, 2021, compared to $6,640 for the same period in 2020. This increase was primarily driven by the increase in our lease base resulting in a larger accounts receivable balance year over year. In addition, delinquencies were at record lows during second quarter of 2020 due to government stimulus made to citizens for COVID relief.

Compensation costs

Compensation costs consist primarily of payroll and related costs and stock-based compensation. Compensation costs increased by $14,469 or 504.5% to $17,337 for the six months ended June 30, 2021, from $2,868 for the same period in 2020. This increase is related to an increase in stock-based compensation related to the vesting of executive restricted stock awards of $9,348, payment of transaction related employee bonuses, and added headcount to support the growth trajectory of the Company.

General and administrative

General and administrative expense consists primarily of occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. General and administrative expense increased by $1,508, or 85.9%, to $3,263 for the six months ended June 30, 2021, from $1,755 for the same period in 2020. This increase is related to an increase in insurance related costs as a public company, increased marketing and advertising, and increased software related expense.

Interest expense and other fees

Interest expense and other fees increased by $1,677, or 25.4%, to $8,286 for the six months ended June 30, 2021, compared to $6,609 for the same period in 2020. This was primarily due to an increase in total outstanding principal balances on our debt facilities during 2021. Principal balances increased due to increased origination volume combined with borrowings of a $50,000 term loan in Q4 2020.

Change in fair value of warrant liability

The change in fair value of warrant liability was $2,811 for the six months ended June 30, 2021 and was $0 for the same period in 2020. The balance consists of changes in the fair value of the Company’s warrant liability which has decreased due to the decline in the fair value of the public warrants.

Provision/benefit for income taxes

Benefit from income taxes was $3 for the six months ended June 30, 2021 and was a provision of $190 for the same period in 2020. The provision was primarily due to state income taxes on the Company’s estimated taxable income for the year ending December 31, 2020. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Non-GAAP Measures

In addition to gross profit and net income, which are measures presented in accordance with U.S. GAAP, management believes that adjusted gross profit and adjusted EBITDA provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit and adjusted EBITDA are supplemental measures of Katapult’s performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted gross profit and adjusted EBITDA should not be considered as substitutes for U.S. GAAP metrics such as gross profit, operating income, net income, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs, underwriting fees, and bad debt expense. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) before interest expense and other fees, change in fair value of warrant liability, (provision) benefit for income taxes, depreciation and amortization on property and equipment, impairment of leased assets, stock-based compensation expense, and transaction costs associated with the merger. Adjusted net income is a non-GAAP measures that is defined as net (loss) income before change in fair value of warrant liability, stock-based compensation expense and transaction costs associated with the merger.

Adjusted gross profit and adjusted EBITDA are useful to an investor in evaluating our performance because these measures:

•Are widely used to measure a company’s operating performance;
•Are financial measurements that are used by rating agencies, lenders and other parties to evaluate our credit worthiness; and

•Are used by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

The following table presents gross profit and adjusted gross profit for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Total revenue	$77,469	$60,717			$158,104	$103,605
Cost of revenue	55,922	42,248			108,804	69,581
Gross profit	21,547	18,469	3,078	16.7%	49,300	34,024	15,276	44.9%
Less:
Servicing costs	1,072	999			2,210	1,979
Underwriting fees	477	850			944	1,329
Bad debt expense	8,026	3,252			12,913	6,640
Adjusted gross profit	$11,972	$13,368	(1,396)	(10.4)%	$33,233	$24,076	$9,157	38.0%

The reconciliations of net income (loss) to adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(13)	$8,759	$(8,103)	$5,088
Add back:
Interest expense and other fees	8,286	6,609	4,146	3,624
Change in fair value of warrant liability	(2,811)	—	(3,169)	—
Benefit (provision) for income taxes	(3)	190	(1,828)	111
Depreciation and amortization on property and equipment	118	58	70	39
Impairment of leased assets	(640)	1,890	(15)	2,135
Stock-based compensation expense (1)	10,221	198	10,140	121
Transaction costs associated with merger (2)	3,350	—	2,675	—
Adjusted EBITDA	$18,508	$17,704	$3,916	$11,118

(1) Includes employer payroll taxes
(2) Consists of non-capitalizable transaction cost associated with the Merger.

The reconciliations of net income (loss) to adjusted net income for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(8,103)	$5,088	$(13)	$8,759
Add back:
Change in fair value of warrant liability	(3,169)	—	(2,811)	—
Stock-based compensation expense (1)	10,140	121	10,221	198
Transaction costs associated with merger (2)	2,675	—	3,350	—
Adjusted net income	$1,543	$5,209	$10,747	$8,957

(1) Includes employer payroll taxes
(2) Consists of non-capitalizable transaction cost associated with the Merger.

Liquidity and Capital Resources

To date, the funds received from previous common stock and preferred stock equity financings, the Merger, as well as the Company’s ability to obtain lending commitments, have and will continue to provide the liquidity necessary for the Company to fund its operations. If the Company is unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations.

Since 2018, the Company’s liquidity profile has improved each period due to increased earnings, increased liquidity from debt providers and decreased cost of debt as our credit profile has improved. We expect our effective interest rate and incremental borrowing rates to continue to decrease as a result of achieving profitability in 2020 and our expected profitability in the future. Additionally, the Company received a cash infusion of $50 million upon the closing of the Merger. We expect to be able to service our existing borrowing arrangements via our continuously improving operating cash flows and the ability to refinance or borrow additional capital, if needed.

The following table presents the Company's cash, restricted cash, and accounts receivable, net, as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Cash	$109,785	$65,622
Restricted cash	2,635	3,975
Accounts receivable, net	2,198	1,636

Cash Flows

The following table presents cash provided by (used in) operating, investing, and financing activities during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	$
Net cash provided by (used in) operating activities	$7,126	$(13,122)	$20,248
Net cash used in investing activities	(621)	(194)	(427)
Net cash provided by financing activities	36,318	29,378	6,940
Net increase in cash and restricted cash	$42,823	$16,062	$26,761

Operating Activities

Net cash provided by operating activities was $7,126 for the six months ended June 30, 2021, an increase of $20,248 from $13,122 used in operating activities for the six months ended June 30, 2020. This reflects our net loss of $13, adjusted for non-cash charges of $125,914 and net cash outflows of $118,775 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which increased $27,498; net book value of property buyouts, which increased $10,732; impairment expense, which decreased $647; and bad debt expense, which increased $6,273. Each of these increases were driven by the increased customer origination and lease-purchase activity discussed above.

Net cash used in operating activities was $13,122 for the six months ended June 30, 2020 and was due to purchases of property held for lease of $93,885 during the period, offset by depreciation and amortization of $45,662, net book value of property buyouts of $12,104, and impairment expense of $8,368.

Investing Activities
Net cash used in investing activities was $621 for the six months ended June 30, 2021 and was primarily due to purchases of property and equipment of $198 and increase in capitalized software of $423.
Net cash used in investing activities was $194 for the six months ended June 30, 2020 and was due to purchases of property and equipment of $77 and increase in capitalized software of $117.

Financing Activities

Net cash provided by financing activities was $36,318 for the six months ended June 30, 2021 and was due $38,015 of cash received from the Merger, net of transaction costs and consideration paid to selling stockholders, $5,809 of advances on the revolving line of credit, and $442 of proceeds from exercise of stock options. These increased were offset by $7,948 of principal repayments on the revolving line of credit.

Net cash provided by financing activities was $29,378 for the six months ended June 30, 2020 and was due to proceeds from the revolving line of credit of $30,627 offset by principal repayments on the revolving line of credit of $1,249.

Financing Arrangements

Revolving Line of Credit

The Company has a revolving line of credit facility with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), which allows for maximum borrowing of $125,000 with the lender having the right to increase to a maximum of $250,000 over time. The revolving line of credit bears interest one-month LIBOR plus 7.5% (with a 2% LIBOR floor). This facility is also subject to certain debt covenants as set forth in the loan agreement, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios. The revolving line of credit facility allows for a 90% advance rate on all eligible accounts receivable. The outstanding line of credit, including unpaid principal and interest, is due December 4, 2023 unless there is an earlier event of default such as bankruptcy, default on interest payments, or a change of control (excluding an acquisition by a Special Purpose Acquisition Company), at which point the facility may become due earlier. Total outstanding principal under the revolving line of credit is $73,254 at June 30, 2021.

Long Term Debt

The ninth amendment to the revolving line of credit facility with Atalaya also provided the Company with a senior secured term loan facility commitment of up to $50,000. The Company drew down the full $50,000 of this term loan on December 4, 2020. The term loan facility bears interest at one-month LIBOR plus 8.0% (with a 1% LIBOR floor) and 3% in PIK interest. Total outstanding principal and PIK interest is $50,878 at June 30, 2021.

Contractual Obligations

The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2021:

	Payments Due by Period
	Total	2021	2022-2023	2024-2025	Thereafter
Line of credit (1)	$87,037	$3,538	$83,499	$—	$—
Long term debt (2)	64,741	3,135	61,606	—	—
Operating lease commitments	1,672	250	918	504	—
Total	$153,450	$6,923	$146,023	$504	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of 9.5% as of June 30, 2021.
(2) Future cash obligations include scheduled interest payment due based on the interest rate of 9.0%, plus 3.0% paid-in-kind interest, as of June 30, 2021.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We evaluate our significant estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

We believe that the accounting policies described below involve a significant degree of judgment and complexity and have the greatest potential effect on our consolidated financial statements. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Rental Revenue Recognition

Property held for lease is leased to customers pursuant to lease purchase agreements with a minimum term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title and ownership either through a 90-day purchase option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all required lease payments, generally 12 or 18 months, for ownership. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease-purchase agreement terms. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are earned based on the accrual basis of accounting. Amounts received from customers who elect purchase options (buyouts) are included in rental revenue, when earned. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as revenue in the period in which they are earned. Rental revenue also includes agreed-upon charges assessed to customer lease applications. Payments are received upon submission of the applications and execution of the lease purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term. The Company also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectability is reasonably assured. Revenues from leases are reported net of sales taxes.

There are uncertainties involved with applying rental revenue recognition due to the non-prime nature of our consumers, and the conclusion about likelihood to pay after a customer goes delinquent.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for doubtful accounts. Accounts receivable consist primarily of lease receivables due from customers incurred during the normal course of business for lease payments earned not yet received from the customer. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for doubtful accounts or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. The Company maintains an allowance for doubtful accounts to provide for uncollected amounts based on historical collection experience and an analysis of the aging of receivables per the following categories: 1-30 days, 31-60 days, 61-90 days. This analysis results in the determination of loss rate percentages that are applied to outstanding receivables in each of these categories as of period end. The Company writes off accounts receivables that are over 90 days contractually past due. Bad debt expense is classified in operating expenses within the unaudited condensed consolidated statements of operations and comprehensive loss. The Company does not require any security or collateral to support its receivables.

There are uncertainties involved in estimating the allowance for doubtful accounts due to unanticipated changes in the business environment, as well as factors and risks associated with our customers’ behaviors.

Stock-Based Compensation

The Company measures and records compensation expense related to stock-based awards based on the fair value of those awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock-based awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, such as expected term, common share price, and volatility, which affect the fair value of each stock option. Forfeitures are accounted for as they are incurred.

There are uncertainties involved when recognizing stock-based compensation expense due to the lack of publicly available share price and volatility data for the Company’s common stock. Our valuation utilizes peer company volatility data as well as internally developed valuation models for the common share price which could vary from actual market results.

Income Taxes

The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The determination of whether a deferred tax asset will be realizable is a highly subjective decision based upon estimated future taxable income and could vary from actual results. The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit greater than 50% likelihood of being realized upon settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Property Held for Lease, Net

Property held for lease consists of furniture, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum term; typically one week, two weeks, or one month. The contemplated length of the agreement is typically 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 7 months because the consumer either exercises the buyout (early purchase) options or terminates the lease purchase agreement prior to the end of the 12 or 18 month lease term. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.

Property held for lease is carried at net book value. Depreciation for property held for lease is generally provided using the income forecasting method and is included within cost of revenue. Under the income forecasting method, property held for lease is depreciated in the proportion of rents received to total expected rents received based on historical data, which is an activity-based method similar to the units of production method. The Company provides for impairment for the undepreciated balance of the property held for lease assuming no salvage value with a corresponding charge to cost of revenue. Impairment expense includes expense related to property identified as impaired based on historical data, including default trends, such that the recorded amount closely approximates actual impairment expense incurred during the period. The Company derecognizes the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue. The Company periodically evaluates fully depreciated property held for lease, net. When it is determined there is no future economic benefit, the related assets and accumulated depreciation are written-off.

There are uncertainties involved when recognizing expenses related to property held for lease due to the subjective nature of the income forecasting method and estimated salvage value, which could vary from actual results.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.

Emerging Growth Company

As of June 30, 2021, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company for 5 years or until we achieve large accelerated filer status.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources and other risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021 and December 31, 2020, we have interest bearing debt with a principal amount of $124,132 and $125,510, respectively.

Our revolving line of credit as of June 30, 2021 is a variable rate loan that accrues interest at a variable rate of interest based on the one month LIBOR rate, subject to a 2% floor, plus 7.5% per annum. As of June 30, 2021, the calculated interest rate is 9.5%.

Inflation Risk

Katapult does not believe that inflation has had, or currently has, a material effect on its business.

Foreign Currency Risk

There was no material foreign currency risk for the three and six months ended June 30, 2021 and 2020. Katapult’s activities to date are conducted only in the United States.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our consolidated financial statements as of December 31, 2020 and 2019 and for the years in the three year period ended December 31, 2020, and which is still being remediated.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the fiscal year ended December 31, 2020, 2019, and 2018, our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in aggregate constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

The material weaknesses relate to (i) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, (ii) a lack of control in place to perform a review of the depreciation, cost of property sold, and impairment expense curves, specifically associated with evaluating the accuracy and completeness of the underlying data supporting the curves, or reconcile the expense amounts per the curves to the general ledger, (iii) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted, and (iv) an incomplete implementation of the information and communication component of the COSO framework, specifically with respect to user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to its financial applications and data to appropriate company personnel.

Remediation Efforts to Address Material Weakness

As of the date of this filing these material weaknesses remain. As part of our plan to remediate these material weaknesses, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We cannot assure you that the measures that we have taken, and that will be taken, to remediate these material weaknesses will, in fact, remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. Further, as the accounting acquirer in the business combination with FinServ, we will have to address any un-remediated material weakness in internal controls over the financial reporting at FinServ, including the material weakness with respect to accounting for FinServ’s warrants.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS

The information contained under the heading “Litigation risk” in Note 15 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our securities could decline.

Risks Relating to Our Business and Industry

Operational Risks

Failure to effectively manage our costs could have a material adverse effect on our profitability.

Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating margins. The competitive environment in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our overall cost of operations, labor and benefit rates, advertising and marketing expenses, operating leases, data costs, payment processing costs, cost of capital, or indirect spending could materially adversely affect our profitability.

Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and future prospects.

Negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our platform or lease-to-own platforms in general, effectiveness of our risk model, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, service providers, or others in our industry, the experience of consumers and investors with our platform or services or lease-to-own platforms in general, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform, which could harm our reputation and cause disruptions to our platform. For instance, in October 2020, a data breach broker purported to offer customer records from a number of companies, including us, for sale on a hacker forum. Although we determined with third party firms and our internal team that the compromised data was limited to non-sensitive information, we cannot guarantee that this publicity or any similar publicity in the future will not have a negative effect on our business or reputation. Any such reputational harm could further affect the behavior of consumers, including their willingness to utilize lease-to-own programs through our platform or to make payments on their leases. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Misconduct and errors by our employees, vendors, and service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, vendors, and other service providers. Our business depends on our employees, vendors, and service providers to process a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and lease-to-own transactions that involve the use and disclosure of personally identifiable information and business information. We could be adversely affected if transactions were redirected, misappropriated, or otherwise improperly executed, personal and business information was disclosed to unintended recipients, or an operational breakdown or failure in the processing of other transactions occurred, whether as a result of human error, a purposeful sabotage or a fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with consumers and merchants through our platform is governed by various federal and state laws. If any of our employees, vendors, or service providers take, convert, or misuse funds, documents, or data, or fail to follow protocol when interacting with consumers and merchants, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents, or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. For example, our operations in the U.S. are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Violations by our employees, contractors or agents of policies and procedures we have implemented to ensure compliance with these laws could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation. It is not always possible to identify and deter misconduct or errors by employees, vendors, or service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these occurrences could result in our diminished ability to operate our business, potential liability to consumers and merchants, inability to attract future consumers and merchants, reputational damage, regulatory intervention, and financial harm, which could negatively impact our business, results of operations, financial condition, and future prospects.

The loss of the services of any of our executive officers could materially and adversely affect our business, results of operations, financial condition, and future prospects.

The experience of our executive officers are valuable assets to us. Our executive officers have significant experience in the financial technology industry and would be difficult to replace. Competition for senior executives in our industry is intense, and we may not be able to attract and retain qualified personnel to replace or succeed any of our executive officers. Failure to retain any of our executive officers could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our business depends on our ability to attract and retain highly skilled employees.

Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees, is extremely intense. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced salesforce, or are unable to continue to attract experienced engineering and technology personnel, as well as other qualified employees, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

Our results depend on more prominent presentation, integration, and support of our platform by our merchants.

We depend on our merchants, which generally accept most major credit cards and other forms of payment, to present our platform as a payment option and to integrate our platform into their website or in their store, such as by prominently featuring our platform on their websites or in their stores and not just as an option at website checkout. We do not have any recourse against merchants when they do not prominently present our platform as a payment option. The failure by our merchants to effectively present, integrate, and support our platform, or to effectively explain lease-to-own transactions to potential customers, would have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

Real or perceived software errors, failures, bugs, defects, or outages could adversely affect our business, results of operations, financial condition, and future prospects.

Our platform and our internal systems rely on software that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and other software we license in from third parties, especially when updates or new products or services are released.

Any real or perceived errors, failures, bugs, or defects in the software may not be found until our consumers use our platform and could result in outages or degraded quality of service on our platform that could adversely impact our business (including through causing us not to meet contractually required service levels), as well as negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software we rely on could also subject us to liability claims, impair our ability to attract new consumers, retain existing consumers, or expand their use of our products and services, which would adversely affect our business, results of operations, financial condition, and future prospects.

Any significant disruption in, or errors in, service on our platform or relating to vendors, including events beyond our control, could prevent us from processing transactions on our platform or posting payments and have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and consumers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreements, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our merchants and consumers and also harm our reputation.

In addition, we source certain information from third parties. For example, our risk scoring model is based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties. In the event that any third-party from which we source information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability to score and decision lease-to-own applications through our platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants through our platform, which may adversely impact our business by negatively impacting our reputation and reducing our transaction volume.

To the extent we use or are dependent on any particular third-party data, technology, or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of our products, services, or features available in our products or services.

In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing transactions or posting payments on our platform, damage our brand and reputation, divert the attention of our employees, reduce our revenue, subject us to liability, and cause consumers or merchants to abandon our platform, any of which could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

Our ability to protect our confidential, proprietary, or sensitive information, including the confidential information of consumers on our platform, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins, or similar disruptions.

Our business involves the collection, storage, use, disclosure, processing, transfer, and other handling (collectively, “processing”) of a wide variety of information, including personally identifiable information, for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our consumers and merchants. The processing of the information we acquire in connection with our consumers’ and merchants’ use of our services is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations in the United States and foreign jurisdictions. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. While we and our vendors have taken steps to protect the confidential, proprietary, and sensitive information to which we have access and to prevent data loss, our security measures or those of our vendors could be breached, including as a result of employee theft, exfiltration, misuse or malfeasance, our actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, or deliberate attacks by cyber criminals, any of which may result in the loss of, or unauthorized access to, our or our consumers’ data, our intellectual property, or other confidential, proprietary, or sensitive business information. Any accidental or willful security breaches or other unauthorized access to our platform or servicing systems could cause confidential, proprietary, or sensitive information to be stolen and used for criminal or other unauthorized purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity. If security measures are breached because of employee theft, exfiltration, misuse or malfeasance, our actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, deliberate attacks by cyber criminals or otherwise, or if design flaws in our software or systems are exposed and exploited, our relationships with consumers or merchants could be damaged, and we could incur significant liability. Although we monitor our systems in order to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that our monitoring efforts will be effective.

The techniques used to obtain unauthorized, improper, or illegal access to our systems, our or our consumers’ data, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. Unauthorized parties have in the past attempted and may in the future attempt to gain access to our systems or facilities through various means, including, among others, hacking into our or our partners’ or consumers’ systems or facilities, or attempting to fraudulently induce our employees, partners, consumers or others into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our information technology systems and gain access to our or our consumers’ data or other confidential, proprietary, or sensitive information. For instance, in September 2020, we received alerts from our internal systems that there was suspicious activity involving keys used to access certain parts of our sites. After an investigation conducted by third party firms in conjunction with our internal team, we determined the compromised data was limited to non-sensitive information. Despite our monitoring efforts, there can be no assurances that future incidents would not result in a third party accessing sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent. For the years ended December 31, 2020 and 2019, we did not incur material expenses relating to cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins, or similar disruptions.

In addition, in certain circumstances we utilize vendors, including cloud service providers, to facilitate the servicing of consumer accounts. Under these arrangements, these vendors require access to certain consumer data for the purpose of servicing the accounts. Because we do not control our vendors, or the processing of data by our vendors, other than through our contractual relationships, our ability to monitor our vendors’ data security may be very limited such that we cannot ensure the integrity or security of measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our vendors may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our products and services.

Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, including those relating to information security, or any failure to protect the information that we collect from our consumers and merchants, including personally identifiable information, from cyber-attacks, or any such actual or perceived failure by our originating bank partners, may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. Our originating bank partners also operate in a highly regulated environment, and many laws and regulations that apply directly to our originating bank partners are indirectly applicable to us through our arrangements with our originating bank partners.

Furthermore, federal and state regulators and many federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of our data security measures. Any security breach suffered by us or our vendors, any attack against our service availability, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to our service, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, and loss of consumers and ecosystem partners, and our business and operations could be adversely affected. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Our insurance policies carry retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim.

The COVID-19 pandemic has impacted our working environment and diverted personnel resources and any prolonged effects of the pandemic may adversely impact our operations and employees.

We have had to expend, and expect to continue to expend, personnel resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. Any prolonged diversion of personnel resources may have an adverse effect on our operations. In addition, as a result of the COVID-19 pandemic, in March 2020, we transitioned our entire staff to a remote working environment. Over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

While we take precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of the lease-to-own transactions facilitated through our platform.

There is risk of fraudulent activity associated with our platform, consumers, and third parties handling consumer information. Our resources, technologies, and fraud prevention tools may be insufficient to accurately detect and prevent fraud. We bear the risk of loss for lease-to-own transactions facilitated through our platform. The level of fraud related charge-offs on the lease-to-own transactions facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase.

We bear the risk of consumer fraud in a transaction involving us, a consumer, and a merchant, and we generally have no recourse to the merchant to collect the amount owed by the consumer. Significant amounts of fraudulent cancellations or chargebacks and the potential cost of remediation could adversely affect our business or financial condition. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our consumers and merchants, and could materially and adversely affect our business, results of operations, financial condition, future prospects, and cash flows.

Strategic Risks

Our success depends on the effective implementation and continued execution of our strategies.

We are focused on our mission to provide innovative lease financing solutions to non-prime consumers and to enable everyday transactions at the merchant point of sale.

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our information and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.

The success of our business is dependent on factors affecting consumer spending that are not under our control.

Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war, pandemics (such as COVID-19), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. With respect to availability of credit, our business may be adversely impacted by, among other issues, where other consumer finance companies increase the availability of credit to our target consumer market. Unfavorable changes in factors affecting discretionary spending for nonprime consumers could reduce demand for our products and services resulting in lower revenue and negatively impacting the business and its financial results.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we build our own technology, using the latest in artificial intelligence and machine learning (“AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our consumers and merchants, which could harm our ability to attract consumers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to consumers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and consumer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

Further, we use AI/ML in many aspects of our business, including fraud, credit risk analysis, and product personalization. The AI/ML models that we use are trained using various data sets. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party.

Our failure to accurately predict the demand or growth of our new products and technologies also could have a material and adverse effect on our business, results of operations, financial condition, and future prospects. New products and technologies are inherently risky, due to, among other things, risks associated with: the product or technology not working, or not working as expected; consumer and merchant acceptance; technological outages or failures; and the failure to meet consumer and merchant expectations. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. The profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Additionally, we can provide no assurance that we will be able to develop, commercially market, and achieve acceptance of our new products and technologies. In addition, our investment of resources to develop new products and technologies and make changes or updates to our platform may either be insufficient or result in expenses that exceed the revenue actually generated from these new products. Failure to accurately predict demand or growth with respect to our new products and technologies could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, we may not be able to do so effectively.

We may in the future seek to grow our business by exploring potential acquisitions or other strategic investments or alliances. We may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. We may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than we do. As a result of such competition, we may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that we deem attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous.

Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate, and integrate any such acquisition or other strategic investment opportunity could impede our growth. Additional risks relating to potential acquisitions include difficulties in integrating the operations, systems, technologies, products and personnel of the acquired businesses, diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations, the potential loss of key employees, vendors and other business partners of the businesses we acquire; and increased amounts of debt incurred in connection with such activities or dilutive issuances of our common stock.

There is no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. Furthermore, we may be responsible for any legacy liabilities of businesses we acquire or be subject to additional liability in connection with other strategic investments. The existence or amount of these liabilities may not be known at the time of acquisition, or other strategic investment, and may have an adverse effect on our business, results of operations, financial condition, and future prospects.

Financial Risks

We have a history of operating losses and may not sustain profitability in the future.

We generated a net loss of approximately $13 during the six months ended quarter ended June 30, 2021 and net income of approximately $22,500 in the fiscal year ended December 31, 2020. We incurred net losses of approximately $18,800 in the fiscal year ended December 31, 2019 and approximately $23,500 in the fiscal year ended December 31, 2018. As of June 30, 2021, our accumulated deficit was approximately $58,062. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract consumers, merchants, and funding sources, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not maintain profitability on a quarterly or annual basis.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates and expectations about market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the markets in which we compete meet our size estimates and growth expectations, our business could fail to grow for a variety of reasons, which could adversely affect our results of operations.

Our revenue and operating results may fluctuate, which could result in a decline in our profitability and make it more difficult for us to grow our business.

Our revenue and operating results may vary from quarter to quarter and by season. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to fluctuate in the future due to a number of factors, including general economic conditions in the markets where we operate, the cyclical nature of consumer spending, and seasonal sales and spending patterns of customers.

We rely on card issuers or payment processors. If we fail to comply with the applicable requirements of Visa or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

We rely on card issuers or payment processors, and must pay a fee for this service. From time to time, payment processors such as Visa may increase the interchange fees that they charge for each transaction using one of their cards. The payment processors routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants. Furthermore, if we do not comply with the payment processors’ requirements (e.g., their rules, bylaws, and charter documentation), the payment processors could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. The termination of our registration due to failure to comply with the applicable requirements of Visa or other payment processors, or any changes in the payment processors’ rules that would impair our registration, could require us to stop utilizing payment services from Visa or other payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

A large percentage of our customer acquisition is concentrated with a single merchant partner, and the loss of this merchant partner or any other significant merchant relationships would materially and adversely affect our business, results of operations, financial condition, and future prospects.

Our top merchant partner, Wayfair, represented approximately 72% and 58% of our origination dollars for the fiscal years ended December 31, 2020 and 2019, respectively. Our top ten merchants in the aggregate represented approximately 90% and 87% of our total customer acquisition for the fiscal years ended December 31, 2020 and 2019, respectively. The concentration of a significant portion of our business and transaction volume with a limited number of merchants, or type of merchant or industry, exposes us disproportionately to any of those merchants choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance of those merchants or industry or to any events, circumstances, or risks affecting such merchants or industry. The loss of Wayfair as a merchant partner, or the loss of any other significant merchant relationships, would materially and adversely affect our business, results of operations, financial condition, and future prospects. In addition, an anticipated material modification in the merchant agreement with a significant merchant partner could affect the results of our operations, financial condition, and future prospects.

A change in control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Under our existing credit facility, all of the outstanding loans are required to be prepaid in full (together with accrued and unpaid interest and prepayment premium) and the revolving loan commitment will terminate if a third party not approved by the agent became the beneficial owner of 35.0% or more of our voting stock or certain changes in the composition of our board of directors occurs during a twenty-four month period which were not recommended or approved by at least a majority of directors who were directors at the beginning of such twenty-four month period. As of June 30, 2021, we had a $73,254 outstanding balance under our credit facility.

If any specified change in control occurs and the lenders accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.

Our credit facility includes restrictive covenants, which could limit our flexibility and our ability to make distributions.

Our credit facility includes customary negative covenants. Early repayments of certain amounts under our credit facility are subject to prepayment penalties, which would limit our ability to pay or refinance our credit facility. Failure to comply with these covenants could cause a default under the agreements and result in a requirement to repay the indebtedness prior to its maturity, which could have an adverse effect on our cash flow and ability to make distributions to our stockholders. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives.

The phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.

The interest rates applicable to our existing credit facility are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the FCA announced that it would continue to publish LIBOR rates through June 30, 2023 for all US dollar settings except the 1 week and the 2-month U.S. Dollar settings. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR.

There can be no assurance that we will be able to reach any agreement on a replacement benchmark, and there can be no assurance that any agreement we reach will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in a significant increase in our debt service obligations, which could adversely affect our financial condition and results of operations. In addition, the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR, which could have an adverse impact on our ability to refinance, reprice or amend our credit facility or incur additional indebtedness, on favorable terms or at all

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our operational, administrative, and financial resources. Raising additional funds to sustain our growth by issuing securities may cause dilution to existing stockholders and raising funds through lending arrangements may restrict our operations.

Since inception we have experienced significant transaction volume and revenue growth. Our revenue has more than doubled year-over-year since 2018. We have a relatively limited operating history at our current scale, and our growth in recent periods exposes us to increased risks, uncertainties, expenses, and difficulties. If we are unable to maintain at least our current level of operations using cash flow, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

If in the future we need to raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock, or make investments. If we are unable to raise additional funds through equity or debt financings when needed, it could affect the results of our operations, financial condition, and future prospects.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of our management’s time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. The completion of the merger may trigger an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and other tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

Legal and Compliance Risks

Our transactions are regulated by and subject to the requirements of various federal and state laws and regulations, which may require significant compliance costs and expose us to litigation. Any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced could require us to alter our business practices in a manner that may be materially adverse to us.

Our transactions are regulated by and subject to the requirements of various federal and state laws and regulations, which may require significant compliance costs and expose us to litigation. Any negative change in these laws or regulations or the passage of unfavorable new laws or regulations or the manner in which any of these are enforced could require us to alter our business practices in a manner that may be materially adverse to us.

Currently, forty-seven states, the District of Columbia, Puerto Rico and Guam have passed laws that regulate rental purchase transactions as separate and distinct from credit sales. The specific rental purchase laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of eleven states limit the total amount that may be charged over the life of a rental purchase agreement and the laws of six states limit the cash prices for which we may offer merchandise.

Similar to other companies with consumer-facing operations, our rental purchase transactions and related operations, for example collection, communication and payment processing, are governed by various other federal, state and/or municipal consumer protection laws. These laws, as well as the rental purchase statutes under which we operate, provide various consumer remedies, including monetary penalties, for violations.

The laws and regulations applicable to our operations are subject to administrative or judicial interpretation. Some of these laws and regulations have been enacted only recently and/or may not yet have been interpreted or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Any ambiguity under a law or regulation to which we are subject may lead to regulatory investigations, governmental enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with such laws or regulations.

Although there is currently no single comprehensive federal and/or state legislation regulating rental purchase transactions, new adverse legislation, federal and/or state, may be enacted in the future. For example, the Consumer Finance Protection Bureau may seek to more aggressively regulate areas involving our business and operations, and enforce related laws. From time to time, both favorable and adverse federal legislation seeking to regulate our business has been introduced in Congress. In addition, various legislatures in the states where our rental purchase transactions are offered and where we otherwise conduct operations may adopt new legislation or amend existing laws that could require us to alter our business practices. Proposals to change the laws affecting our transactions may be introduced in Congress and state legislatures that, if enacted, may affect our operating environment in substantial and unpredictable ways. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business.

New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require a change of business practices or alter relationships with contractors or capital providers, affect retention of key personnel, including management, or expose us to additional costs (including increased compliance costs and/or capital provider, contractor or consumer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business, results of operations and financial condition.

Our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting in connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2020, 2019 and 2018, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2020, 2019, and 2018, our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in aggregate constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

The material weaknesses relate to (i) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, (ii) a lack of control in place to perform a review of the depreciation, cost of property sold, and impairment expense curves, specifically associated with evaluating the accuracy and completeness of the underlying data supporting the curves, or reconcile the expense amounts per the curves to the general ledger, (iii) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted, and (iv) an incomplete implementation of the information and communication component of the COSO framework, specifically with respect to user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to its financial applications and data to appropriate company personnel.

As part of our plan to remediate these material weaknesses, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We cannot assure you that the measures that we have taken, and that will be taken, to remediate these material weaknesses will, in fact, remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. Further, as the accounting acquirer in the business combination with FinServ, we will have to address any un-remediated material weakness in internal controls over FinServ’s financial reporting, including the material weakness with respect to accounting for FinServ’s warrants.

In light of the control deficiencies and the resulting material weaknesses that were identified, we believe that it is possible that, had we and our independent registered public accounting firm performed an assessment or audit, respectively, of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.

When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we are unable to remediate our existing material weakness or identify additional material weaknesses and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis and the market price of our common stock may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In addition to the material weaknesses in internal control over financial reporting identified in connection with the audit of our financial statements for the fiscal year ended December 31, 2020, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404, we expect to incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our common stock.

Changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.

Continued developments in U.S. tax reform and changes to tax laws and rates in other jurisdictions where we do business could adversely affect our results of operations and cash flows. It is also possible that provisions of U.S. tax reform could be subsequently amended in a way that is adverse to us.

In addition, we may undergo tax audits in various jurisdictions in which we operate. Although we believe that our income tax provisions and accruals are reasonable and in accordance with generally accepted accounting principles in the United States, and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits and any related litigation, could be materially different from our historical income tax provisions and accruals. The results of a tax audit or litigation could materially affect our operating results and cash flows in the periods for which that determination is made. In addition, future period net income may be adversely impacted by litigation costs, settlements, penalties and interest assessments.

We may be subject to legal proceedings from time to time which seek material damages. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.

Others in our industry have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. If we are named in any such class action lawsuits or other legal proceedings, significant settlement amounts or final judgments could materially and adversely affect our liquidity and capital resources.

To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require our customers and employees to sign arbitration agreements, including class action waivers. In addition to opt-out provisions contained in such agreements, recent judicial and regulatory actions have attempted to restrict or eliminate the enforceability of such agreements and waivers. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes.

Additional Risks Relating to Ownership of Company Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

Currently, our Common Stock and Public Warrants are publicly traded on the Nasdaq. We cannot assure you that our securities will continue to be listed on the Nasdaq following the merger. In order to continue listing our securities on the Nasdaq, we will be required to maintain certain financial, distribution and stock price levels. Generally, we will be required to maintain a minimum amount in stockholders’ equity (generally $2,500,000 for companies trading on the Nasdaq Capital Market) and a minimum number of holders of our securities (generally 300 public holders).

If Nasdaq delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
• a limited availability of market quotations for our securities;
• reduced liquidity for our securities;
• a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

• a limited amount of news and analyst coverage; and
• a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and Public Warrants are listed on the Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of its securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we are no longer listed on the Nasdaq, our securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities, including in connection with the initial business combination.

The price of our securities may change significantly in the future and you could lose all or part of your investment as a result.

The trading price of our common stock and warrants is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed below:
• results of operations that vary from the expectations of securities analysts and investors;
• results of operations that vary from those of our competitors;
• the impact of the COVID-19 pandemic and its effect on our business and financial conditions;
• changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
• declines in the market prices of stocks generally;
• strategic actions by us or our competitors;
• announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
• any significant change in our management;
• changes in general economic or market conditions or trends in our industry or markets;
• changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
• future sales of our Common Stock or other securities;
• investor perceptions or the investment opportunity associated with our Common Stock relative to other investment alternatives;
• the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
• litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
• guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
• the development and sustainability of an active trading market for our stock;
• actions by institutional or activist stockholders;
• changes in accounting standards, policies, guidelines, interpretations or principles; and
• other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by its subsidiaries to it and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness that we incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover the downgrade of our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause its stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Common Stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

Certain holders of our common stock have entered into the Amended and Restated Registration Rights Agreement (the “A&R RRA”) with us pursuant to which each such holder agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of our common stock during the period from the date of the closing of the Merger continuing through the date 180 days after the Closing Date.

Upon the expiration or waiver of the lock-ups described above, shares held by the stockholders party to the A&R RRA will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144.

As restrictions on resale end, the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our Common Stock reserved for future issuance under our equity incentive plan is 8,932,162. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue its securities in connection with investments or acquisitions. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Warrants will become exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our existing stockholders.

Outstanding warrants to purchase an aggregate of 332,500 shares of our common stock will become exercisable on the date which is 30 days after the completion of the Merger. Each warrant entitles the holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we will take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following November 5, 2024, the fifth anniversary of the closing of FinServ’s IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as Porch is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for Common Stock and our stock price may be more volatile.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Amended and Restated Charter and Amended and Restated Bylaws have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:
• the ability of our board of directors to issue one or more series of preferred stock;
• advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
• certain limitations on convening special stockholder meetings;
• limiting the ability of stockholders to act by written consent; and
• our board of directors have the express authority to make, alter or repeal our Amended and Restated Bylaws.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. See “Description of Securities.”

Our Amended and Restated Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Amended and Restated Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (3) action asserting a claim arising pursuant to any provision of the DGCL or our Amended and

Restated Charter or our Amended and Restated Bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or its directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS

Exhibit #	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 16, 2021	/s/ Karissa Cupito
Karissa Cupito
Chief Financial Officer
(Principal Financial Officer)