Form 10-Q
period 2021-09-30
Katapult Holdings, Inc.
filed 2021-11-12
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 97,472,371 shares of common stock as of November 12, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “my,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•execute our business strategy, including launching new product offerings and expanding information and technology capabilities;

•general economic conditions in the markets where we operate, the cyclical nature of consumer spending, and seasonal sales and spending patterns of customers;

•failure to realize the anticipated benefits of the transaction with FinServ Acquisition Corp.;

•factors affecting consumer spending that are not under our control, including, among others, levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security;

•risks related to the concentration of a significant portion of our business with a single merchant partner, or type of merchant or industry;

•the effects of competition on our future business;

•the impact of the COVID-19 pandemic and its effect on our business;

•reliability of our platform and effectiveness of our risk model;

•protect confidential, proprietary or sensitive information, including confidential information about consumers, and privacy or data breaches, including by cyber-attacks or similar disruptions;

•ability to attract and retain employees, executive officers or directors;

•meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•effectively respond to general economic and business conditions;

•obtain additional capital, including equity or debt financing;

•enhance future operating and financial results;

•anticipate rapid technological changes;

•comply with laws and regulations applicable to our business, including laws and regulations related to rental purchase transactions;

•stay abreast of modified or new laws and regulations applying to our business, including rental purchase transactions and privacy regulations;

•maintain relationships with merchant partners;

•respond to uncertainties associated with product and service development and market acceptance;

•anticipate the impact of new U.S. federal income tax law;

•successfully defend litigation; and

•litigation, regulatory matters, complaints, adverse publicity and/or misconduct by employees, vendors and/or service providers.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.katapultholdings.com), our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference and do not intend it to be an active link to our website.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash	$99,731	$65,622
Restricted cash	3,213	3,975
Accounts receivable, net of allowance for doubtful accounts of $5,799 and $4,372 at September 30, 2021 and December 31, 2020, respectively	1,912	1,636
Property held for lease, net of accumulated depreciation and impairment (Note 4)	65,142	66,737
Prepaid expenses and other current assets	5,067	1,248
Total current assets	175,065	139,218
Property and equipment, net (Note 5)	499	330
Security deposits	91	91
Capitalized software and intangible assets, net (Note 6)	753	188
Total assets	$176,408	$139,827
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,358	$1,688
Accrued liabilities	11,729	12,967
Unearned revenue	2,322	2,652
Total current liabilities	16,409	17,307
Revolving line of credit	67,498	74,316
Long term debt (Note 9)	39,633	36,413
Other liabilities	19,754	12,740
Total liabilities	143,294	140,776
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.0001 par value-- 250,000,000 shares authorized; 97,472,371 and 31,432,477 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10	3
Additional paid-in capital	77,426	57,097
Accumulated deficit	(44,322)	(58,049)
Total stockholders' equity (deficit)	33,114	(949)
Total liabilities and stockholders' equity (deficit)	$176,408	$139,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Rental revenue	$71,671	$71,088	$229,533	$173,652
Other revenue	39	102	281	117
Service fees	—	4	—	73
Total revenue	71,710	71,194	229,814	173,842
Cost of revenue	53,351	46,953	162,155	116,534
Gross profit	18,359	24,241	67,659	57,308
Operating expenses:
Servicing costs	1,141	1,024	3,351	3,003
Underwriting fees	456	541	1,400	1,870
Professional and consulting fees	1,276	657	4,134	1,305
Technology and data analytics	2,392	1,389	6,708	4,636
Bad debt expense	5,936	3,931	18,849	9,614
Compensation costs	6,475	1,806	23,812	4,674
General and administrative	3,308	1,338	6,571	3,093
Total operating expenses	20,984	10,686	64,825	28,195
Income (loss) from operations	(2,625)	13,555	2,834	29,113
Interest expense and other fees	(4,176)	(3,482)	(12,462)	(10,091)
Change in fair value of warrant liability	21,349	—	24,160	—
Income before provision for income taxes	14,548	10,073	14,532	19,022
Provision for income taxes	(808)	(233)	(805)	(423)
Net income and comprehensive income	$13,740	$9,840	$13,727	$18,599
Net income per share:
Basic	$0.14	$0.32	$0.23	$0.61
Diluted	$0.13	$0.21	$0.19	$0.40
Weighted average shares used in computing net income per share:
Basic	97,082,182	30,801,304	58,826,335	30,663,966
Diluted	105,605,479	46,159,679	72,208,593	45,990,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	68,589,913	$49,894	9,524,440	$10	$7,196	$(58,049)	$(50,843)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(7)	49,901	—	49,894
Adjusted beginning balance	—	—	31,432,477	$3	$57,097	$(58,049)	$(949)
PIPE proceeds	—	—	15,000,000	2	149,998	—	150,000
Merger financing	—	—	39,408,662	4	251,105	—	251,109
Consideration paid to selling stockholders	—	—	—	—	(329,560)	—	(329,560)
Transaction costs	—	—	—	—	(33,534)	—	(33,534)
Merger warrants liability	—	—	—	—	(44,272)	—	(44,272)
Stock options exercised	—	—	2,073,162	—	629	—	629
Stock-based compensation expense	—	—	2,850,000	—	12,862	—	12,862
Stock warrant exercise	—	—	6,708,070	1	13,101	—	13,102
Net income	—	—	—	—	—	13,727	13,727
Balances at September 30, 2021	—	$—	97,472,371	$10	$77,426	$(44,322)	$33,114

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	68,589,913	$49,894	8,686,478	$9	$6,733	$(80,580)	$(73,838)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(6)	49,900	—	49,894
Adjusted beginning balance	—	—	30,594,515	$3	$56,633	$(80,580)	$(23,944)
Warrant exercise	—	—	128,601	—	1	—	1
Stock options exercised	—	—	663,293	—	112	—	112
Stock-based compensation expense	—	—	—	—	274	—	274
Net income	—	—	—	—	—	18,599	18,599
Balances at September 30, 2020	—	$—	31,386,409	$3	$57,020	$(61,981)	$(4,958)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at June 30, 2021	—	$—	96,821,615	$10	$74,143	$(58,062)	$16,091
Stock options exercised	—	—	650,756	—	186	—	186
Stock-based compensation expense	—	—	—	—	3,097	—	3,097
Net income	—	—	—	—	—	13,740	13,740
Balances at September 30, 2021	—	$—	97,472,371	$10	$77,426	$(44,322)	$33,114

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at June 30, 2020	68,589,913	$49,894	8,688,228	$9	$6,930	$(71,821)	$(64,882)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(6)	49,900	—	49,894
Adjusted beginning balance	—	—	30,596,265	$3	$56,830	$(71,821)	$(14,988)
Warrant exercise	—	—	128,601	—	1	—	1
Stock options exercised	—	—	661,543	—	112	—	112
Stock-based compensation expense	—	—	—	—	77	—	77
Net income	—	—	—	—	—	9,840	9,840
Balances at September 30, 2020	—	$—	31,386,409	$3	$57,020	$(61,981)	$(4,958)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$13,727	$18,599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	108,977	77,696
Net book value of property buyouts	34,530	21,953
Impairment expense	11,115	12,785
Bad debt expense	18,849	9,614
Change in fair value of warrant liability	(24,160)	—
Stock-based compensation	12,862	274
Amortization of debt discount	2,068	—
Amortization of debt issuance costs	268	428
Other	1,153	—
Change in operating assets and liabilities:
Accounts receivable	(19,123)	(10,160)
Net purchase of property held for lease	(152,811)	(143,446)
Prepaid expenses and other current assets	(3,820)	(334)
Accounts payable	674	286
Accrued liabilities	(1,238)	4,657
Unearned revenues	(331)	1,472
Net cash provided by (used in) operating activities	2,740	(6,176)
Cash flows from investing activities:
Purchases of property and equipment	(267)	(121)
Additions to capitalized software	(684)	(181)
Other assets and security deposits	—	34
Net cash used in investing activities	(951)	(268)
Cash flows from financing activities:
Proceeds from revolving line of credit, net of deferred financing costs	5,809	35,335
Principal repayments of revolving line of credit	(12,895)	(2,011)
Proceeds from warrant exercise	—	1
Proceeds from exercise of stock options	629	112
PIPE proceeds	150,000	—
Merger financing, net of redemptions	251,109	—
Consideration paid to selling stockholders	(329,560)	—
Transaction costs paid	(33,534)	—
Net cash provided by financing activities	31,558	33,437
Net increase in cash and restricted cash	33,347	26,993
Cash and restricted cash at beginning of period	69,597	12,246
Cash and restricted cash at end of period	$102,944	$39,239

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,801	$9,506
Cash paid for income taxes	$—	$26

Supplemental disclosure of non-cash investing and financing activities:
Assumed warrant liability in connection with Merger	$44,272	$—
Exercise of common stock warrant accounted for as a liability	$13,102	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Katapult Holdings, Inc. (“Katapult”), is an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for nonprime US consumers. Katapult’s fully-digital technology platform provides nonprime U.S. consumers with a flexible lease purchase option to enable them to obtain durable goods from Katapult’s network of e-commerce merchants. Katapult’s end-to-end technology platform provides seamless integration with merchants.

On June 9, 2021 (the "Closing Date"), Katapult (formerly known as FinServ Acquisition Corp. or “FinServ”), consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated December 18, 2020 (the "Merger Agreement"), by and among FinServ Keys Merger Sub 1, Inc. (“Merger Sub 1”), a wholly owned subsidiary of FinServ, Keys Merger Sub 2, LLC (“Merger Sub 2”), the entity formerly known as Katapult Holdings. Inc. (formerly known as Cognical Holdings, Inc.), a Delaware corporation (“Legacy Katapult”), and Orlando Zayas, in his capacity as the representative of all pre-closing stockholders. Pursuant to the terms of the Merger Agreement, a business combination between Legacy Katapult and FinServ was effected on June 9, 2021 through the merger of Merger Sub 1 with and into Legacy Katapult, with Legacy Katapult surviving the merger as a wholly owned subsidiary of FinServ (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly owned subsidiary of FinServ (the “Second Merger” and together with the First Merger, the “Merger”). References to “the Company” are to Katapult following the Merger and Legacy Katapult prior to the Merger. On the Closing Date, a number of investors purchased from the Company an aggregate of 15,000,000 shares of Company common stock for a purchase price of $10.00 per share and an aggregate purchase price of $150,000 (the “PIPE Investment” or “PIPE”), pursuant to separate subscription agreements. The PIPE was consummated concurrently with the Merger.

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
The unaudited condensed consolidated financial statements (“consolidated financial statements”) include the accounts of Katapult and its wholly owned subsidiaries which are Katapult Group, Inc. (formerly known as Cognical, Inc.), Katapult SPV-1 LLC, Cognical SPV-3 LLC, and Cognical SPV-4 LLC. Cognical SPV-3 LLC originated all of the Company’s lease agreements with its customers and owned all of the leased property through April 2019. Katapult SPV-1 LLC originated all of the Company’s lease agreements thereafter. Cognical SPV-4 LLC has halted the origination of new leases on behalf of a third-party merchant, however the Company serviced activity from existing leases of Cognical SPV-4 LLC through November 2020. Cognical SPV-3 LLC and Cognical SPV-4 LLC were liquidated in December 2020.
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
Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. As permitted for interim reporting, certain footnotes or other financial information that are normally required by US GAAP may be condensed or omitted, unless otherwise required by US GAAP or SEC rules and regulations. These consolidated financial statements were prepared on the same basis as the Company’s annual consolidated financial statements. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these consolidated financial statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or future year. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements as of that date.
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

COVID-19— We anticipate that the economic and social impacts resulting from the pandemic will continue to affect our business through the remainder of 2021. The COVID-19 pandemic continues to affect macroeconomic conditions, resulting in volatility and unpredictability in markets in which we operate. Due to the economic uncertainty that this has and can continue to cause, there is an added risk factor in the overall future outlook of the Company. During 2020, we implemented cost containment and cash management initiatives to mitigate the potential impact of the COVID-19 pandemic on our business and liquidity. We experienced positive performance during the pandemic due to increased customer activity and the resiliency of our business model. However, certain COVID-19 related trends underlying that positive performance may not continue at current levels and the economic recovery is expected to be impacted by a number of factors such as the onset of new policies from the COVID-19 variants. Management will continue to monitor any changes to the business as the pandemic continues throughout 2021.
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

Cash—As of September 30, 2021 and December 31, 2020, cash consists primarily of checking and savings deposits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Restricted Cash—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of September 30, 2021 and December 31, 2020 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.

The reconciliation of cash and restricted cash is as follows:

	September 30,	December 31,
	2021	2020
Cash	$99,731	$65,622
Restricted cash	3,213	3,975
Total cash and restricted cash	$102,944	$69,597

Accounts Receivable, Net of Allowance for Doubtful Accounts—Accounts receivable are recorded net of allowances for doubtful accounts. Accounts receivable consist primarily of lease receivables due from customers incurred during the normal course of business for lease payments earned not yet received from the customer. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for doubtful accounts or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. The Company maintains an allowance for doubtful accounts to provide for uncollected amounts based on historical collection experience and an analysis of the aging of receivables per the following categories: 1-30 days, 31-60 days, 61-90 days. This analysis results in the determination of loss rate percentages that are applied to outstanding receivables in each of these categories as of period end. The Company writes off accounts receivables that are over 90 days contractually past due. Bad debt expense is classified in operating expenses within the consolidated statements of operations and comprehensive income. The Company does not require any security or collateral to support its receivables.

A rollforward of the allowance for doubtful accounts is as follows:

	Balance at beginning of period	Charged to cost and expenses, net of recoveries	Write-offs	Balance at end of period
Nine months ended September 30, 2020	$1,855	$9,614	$(8,585)	$2,884
Nine months ended September 30, 2021	$4,372	$18,849	$(17,422)	$5,799

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

Capitalized Software—Starting January 1, 2020, the Company began capitalizing certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended function. Once a project has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific software upgrades and enhancements when it is probable the expenditures will result in additional software features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the Capitalized software and intangible assets, net line item of the consolidated balance sheets. Amortization of capitalized software is included in general and administrative on the consolidated statements of operations and comprehensive income.

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

Impairment of Long-Lived Assets—The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three and nine months ended September 30, 2021 and 2020.

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

Expected Term—The expected term of the Company’s stock options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint of the stock options vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on US Treasury zero-coupon issues with a term that is equal to the stock options’ expected term at the grant date.

Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of September 30, 2021 and December 31, 2020, the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit greater than 50% likelihood of being realized upon settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of September 30, 2021 and December 31, 2020, the Company has not identified any uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Net Income Per Share–The Company calculates basic and diluted net income per share attributable to common stockholders using the two-class method required for companies with participating securities.

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

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three and nine months ended September 30, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of total revenue. As of September 30, 2021 and December 31, 2020, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.

A significant portion of the Company’s transaction volume is with a limited number of merchants, including most significantly, Wayfair Inc.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. This ASU did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company adopted this standard on January 1, 2021, and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

3.MERGER

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, FinServ was treated as the “acquired” company for financial reporting purposes, see Note 1. Accordingly, for accounting

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
purposes, the Merger was treated as the equivalent of Legacy Katapult issuing stock for the net assets of FinServ, accompanied by a recapitalization.

Recapitalization
Cash - FinServ Trust	$251,059
Less: Redemptions	(64)
Cash - FinServ Operating	114
Cash - PIPE	150,000
Less: Consideration paid to selling stockholders	(329,560)
Less: Transaction costs	(33,534)
Net contributions from Merger and PIPE	38,015
Less: Warrant liability	(44,272)
Total	$(6,257)

Merger Warrants

Warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the three and nine months ended September 30, 2021 consisted of the following:

September 30, 2021
Public warrants	12,500,000
Private warrants	332,500
Total	12,832,500

Earn out Shares

At the closing of the Merger, the Company issued 7,500,000 earn out shares to Legacy Katapult stockholders subject to an earn out period and vesting conditions. The earn out period concludes on the sixth anniversary of the Merger (June 9, 2027). One-half of the earn out shares will vest if the closing price of Katapult common stock is greater than or equal to $12.00 over any 20 trading days within any 30 consecutive trading day period and one-half will vest if the closing price of the Katapult common stock is greater than or equal to $14.00 over any 20 trading days within any 30 consecutive trading day period, in each case, during the earn out period. The earn out shares are classified as equity.

4.PROPERTY HELD FOR LEASE, NET
Property held for lease, net consists of the following:

	September 30,	December 31,
	2021	2020
Property held for lease	$234,361	$213,838
Less: accumulated depreciation	(169,219)	(147,101)
Property held for lease, net	$65,142	$66,737
Total depreciation expense related to property held for lease, net for the three months ended September 30, 2021 and 2020, was $35,719 and $31,984, respectively. Total depreciation expense related to property held for lease, net for the nine months ended September 30, 2021 and 2020, was $108,760 and $77,587, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Net book value of property buyouts for the three months ended September 30, 2021 and 2020, was $11,695 and $9,849, respectively. Net book value of property buyouts for the nine months ended September 30, 2021 and 2020, was $34,530 and $21,953, respectively.
Total impairment charges related to property held for lease, net for the three months ended September 30, 2021 and 2020, was $3,394 and $4,417, respectively. Total impairment charges related to property held for lease, net for the nine months ended September 30, 2021 and 2020, was $11,115 and $12,785, respectively.
Depreciation expense, net book value of property buyouts and impairment charges are included within cost of revenue in the condensed consolidated statement of operations and comprehensive income.
All property held for lease, net is on-lease as of September 30, 2021 and December 31, 2020.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30,	December 31,
	2021	2020
Computer, office and other equipment	$543	$407
Computer software	80	80
Furniture and fixtures	100	64
Leasehold improvements	237	142
	960	693
Less: accumulated depreciation	(461)	(363)
Property and equipment, net	$499	$330
Total depreciation expense related to property and equipment, net was $36 and $11 for the three months ended September 30, 2021 and 2020, respectively. Total depreciation expense related to property and equipment, net was $98 and $59 for the nine months ended September 30, 2021 and 2020, respectively. The Company has not acquired any property and equipment under capital leases.
6.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	September 30,	December 31,
	2021	2020
Capitalized software	$886	$202
Domain name	16	16
	902	218
Less: accumulated amortization	(149)	(30)
Capitalized software and intangible assets, net	$753	$188
Total amortization expense for capitalized software and intangible assets was $63 and $39 for the three months ended September 30, 2021 and 2020, respectively.
Total amortization expense for capitalized software and intangible assets was $119 and $50 for the nine months ended September 30, 2021 and 2020, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net for the years ending December 31:

2021 (remaining 3 months)	$73
2022	91
2023	216
2024	233
2025	115
Thereafter	—
$728
As of September 30, 2021, $10 of capitalized software was not yet placed in service.
7.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	September 30,	December 31,
	2021	2020
Bonus accrual	$1,950	$600
Sales tax payable	4,994	5,065
Unfunded lease payable	2,307	5,045
Interest payable	63	66
Other accrued liabilities	2,415	2,191
Total accrued liabilities	$11,729	$12,967
8.LINE OF CREDIT

During 2019, the Company refinanced its revolving line of credit facility (the “RLOC”), which resulted in an initial commitment amount of $50,000, with lender having the right to increase to a maximum of $150,000 commitment over time. The RLOC is subject to certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% during March 2020. At September 30, 2021, the total outstanding on the RLOC was $68,307 less issuance costs of $809, netting to a total of $67,498. As of December 31, 2020, the total outstanding on the RLOC was $75,393 less issuance costs of $1,077, netting a total of $74,316. The issuance costs are amortized over the life of the facility and included in interest expense. The annual interest rate on the principal was the LIBOR Rate plus 11% per annum through July 2020. Beginning in August 2020, the interest rate stepped down to LIBOR plus 7.5% per annum. There is a 2% floor on the LIBOR Rate. On September 28, 2020, the lender exercised their right to increase the maximum commitment to a total of $125,000. On December 4, 2020, the Company entered into the ninth amendment to the RLOC. This amendment provided the lenders with the right to increase the revolving commitment amount from $125,000 to $250,000. This right has not yet been exercised by the lender as of the date these consolidated financial statements were issued.

This facility is also subject to certain debt covenants as set forth in the loan agreement, which consists of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios and is secured by all assets of the Company. The outstanding line of credit, including unpaid principal and interest, is due on May 14, 2023 unless there is an earlier event of default such as bankruptcy, default on interest payments, or a change of control (excluding an acquisition by a special purpose acquisition company (“SPAC”)), at which point the facility may become due earlier.
As of September 30, 2021 and December 31, 2020, the Company was in compliance with the covenants set forth in the above agreements.
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

A reconciliation of the outstanding principal to the carrying amount of long term debt is as follows:

	September 30,	December 31,
	2021	2020
Outstanding principal	50,000	50,000
PIK	1,270	117
Debt discount	(11,637)	(13,704)
Total carrying amount	39,633	36,413
10.STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

2014 Plan

In accordance with the 2014 Plan, directors may issue stock options to officers, employees, directors and consultants to purchase common stock. There were no stock options granted to nonemployees during 2021 and 2020. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years depending upon grantee. As of September 30, 2021, no additional options are being granted under the 2014 Plan. No additional options are being granted under the 2014 Plan as of June 2021.

Stock Options

A summary of the status of the stock options under the 2014 Plan as of September 30, 2021, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2020	11,180,731	$0.27	8.22	$82,013
Recapitalization impact	(609,509)
Balance - December 31, 2020	10,571,222	0.29	8.22	82,013
Granted	—	—
Exercised	(2,073,162)	0.30
Forfeited	(10,583)	0.84
Balance - September 30, 2021	8,487,477	0.27	7.58	$43,577
Exercisable - September 30, 2021	8,427,835	0.29	7.58	$43,353
Unvested - September 30, 2021	59,642	1.50	8.44	$224
There were no options granted under the 2014 Plan during the nine months ended September 30, 2021 and 2020. The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $10,644 and $2,058, respectively.
As of September 30, 2021, total compensation cost not yet recognized related to unvested stock options was $50, which is expected to be recognized over a period of 1.60 years.
2021 Plan

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
On June 9, 2021, the Company’s board of directors approved the 2021 Plan, which was concurrently approved by the Company’s stockholders.
In accordance with the 2021 Plan, directors may issue restricted stock awards and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based or performance-based vesting conditions.

Stock Options

A summary of the status of the stock options under the 2021 Plan as of September 30, 2021, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2020	—	$—	—	$—
Granted - service conditions	1,039,810	10.45
Granted - performance conditions	693,206	10.45
Exercised	—	—
Forfeited	—	—
Balance - September 30, 2021	1,733,016	10.45	9.75	$—
Exercisable - September 30, 2021	—	—	—	$—
Unvested - September 30, 2021	1,733,016	$10.45	9.75	$—

The grant date fair value of the stock options was $6.18. As of September 30, 2021, total compensation cost not yet recognized related to unvested stock options was $5,067, which is expected to be recognized over a period of 3.16 years.
The Company granted 693,206 stock options with certain performance conditions. As of September 30, 2021, no stock-based compensation expense has been recorded as the performance condition being satisfied is not probable.

Stock Options Valuation — The weighted-average assumptions used to estimate the fair value of stock options granted are as follows:

Nine Months Ended September 30,
2021
Exercise price	$10.45
Risk-free interest rate	1.02%
Expected term (in years)	5.78
Expected volatility	66.9%
Expected dividend yield	0%

No stock options were granted during the nine months ended September 30, 2020.

Restricted Stock Units

RSUs are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
A summary of the status of the RSU’s under the 2021 Plan as of September 30, 2021, and changes during the nine months then ended is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2020	—	$—
Granted	1,981,369	6.30
Vested	—	—
Forfeited	—	—
Outstanding - September 30, 2021	1,981,369	$6.30

Stock-Based Compensation Expense— Stock-based compensation expense was $3,097 and $121 for three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense was $12,862 and $274 for the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense is included in compensation costs.

On August 26, 2020, the Company granted a total of 19,000,000 restricted shares of the Company’s common stock to certain employees (the “Award Shares”). The Award Shares vest only upon a Liquidation Event, which is defined as any liquidation, dissolution, or winding up of the Company, including a consolidation, stock exchange, or merger with another Company. The number of Award Shares that will be forfeited or will vest will depend upon the achieved liquidation price per share of common stock. Vesting of the Award Shares is contingent upon the recipient’s continuous employment with the Company through a Liquidation Event. The Liquidation Event represented a performance condition that was satisfied as a result of the Merger discussed in Note 1. The Award Shares had a grant date fair value of $3.28 per share which resulted in the recognition of $9,348 of stock-based compensation expense during the three and nine months ended September 30, 2021. Based on the liquidation price per share of common stock, 15% of the total Award Shares vested as a result of the Merger.
11.STOCK WARRANTS
At December 31, 2020, warrants to purchase 722,260 shares of Legacy Katapult common stock issued in 2014 had vested to a former lender and investor and remained exercisable. Such warrants were exercisable at a price of $0.49 per share and were exercisable through June of 2024. The warrants did not convey any voting privileges or claims on dividends declared until they were exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.
At December 31, 2020, warrants to purchase 1,084,618 shares of Legacy Katapult common stock issued in 2017 to a new investor remained exercisable. Such warrants were exercisable at a price of $1.7084 per share and exercisable through April of 2022. The warrants did not convey any voting privileges or claims on dividends declared until they were exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.
At December 31, 2020, warrants to purchase 36,417 shares of Legacy Katapult common stock that were issued in 2018 to current investors were outstanding and remained exercisable. Such warrants were exercisable at a price of $0.01 per share and were exercisable through April 2023. The warrants did not convey any voting privileges or claims on dividends declared until they were exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.
At December 31, 2020, warrants to purchase 3,637,536 shares of Legacy Katapult common stock that were issued in 2019 to current investors were outstanding and remained exercisable. Such warrants were exercisable at a price of $0.01 per share and were exercisable through April 2024. The warrants did not convey any voting privileges or claims on dividends declared until they were exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
The warrants to purchase the remaining 1,241,675 shares of Legacy Katapult common stock were issued in conjunction with the $2,500 of additional convertible notes payable issued in 2019. Due to these warrants being issued in connection with the convertible notes, a beneficial conversion feature was recognized on the issuance date of the instruments. The balance related to this feature was extinguished upon the conversion of the related convertible notes. In accordance with ASC 470-20, a beneficial conversion feature exists if the conversion price is less than the fair value of the shares into which the instrument is convertible at the commitment date. In February and March 2019, when the $2,500 of additional convertible notes were issued, the preferred stock price at fair value was $1.7084. This was greater than the conversion prices of $1.6051 and $1.6068 for the February and March issuances, respectively. This difference multiplied by the number of shares issued was calculated at $151 and recorded as additional paid in capital. Both groups of warrants were exercisable through May 2024. The warrants did not convey any voting privileges or claims on dividends declared until they are exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.

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
In connection with the Merger discussed in Note 3, the Company has 12,832,500 warrants to purchase one share of Katapult common stock outstanding with an exercise price of $11.50 per warrant as of September 30, 2021. These warrants are accounted for as liabilities and recorded at fair value each reporting period and included in other liabilities on the unaudited condensed consolidated balance sheet. These warrants can be exercised up to five years after the Merger. Of these warrants, 12,500,000 warrants (the “public warrants”) were originally issued in the initial public offering of FinServ (“IPO”) and 332,500 warrants (the “private warrants”) were originally issued in a private placement in connection with the IPO.
12.INCOME TAXES
For the three months ending September 30, 2021 and 2020, the Company recorded an income tax provision of $808 and $233, respectively.

For the nine months ending September 30, 2021 and 2020, the Company recorded an income tax provision of $805 and $423, respectively.
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
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended September 30, 2021, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of September 30, 2021 and December 31, 2020. It is possible that the Company will achieve profitability to enable the release of some or all of its valuation allowance in the future.
13.REDEEMABLE CONVERTIBLE PREFERRED STOCK
During 2019, the Company converted all shares outstanding of Series A, Series A-1, Series A-2, Series B, Series B-1, and Series B-2 redeemable convertible preferred stock to shares of Series C redeemable convertible preferred stock (the “Series C Preferred Shares”) by issuing on a 1:1 ratio 24,773,767 Series C Preferred Shares. Additionally, the Company issued

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
17,061,472 Series C Preferred Shares valued at $6,062 to execute the conversion feature of the outstanding convertible notes. Lastly, the company raised additional equity of $9,506 by issuing 26,754,674 of Series C Preferred Shares.
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
The holders of redeemable convertible preferred stock have various rights and preferences as follows:
Voting – Each Series C Preferred Share entitled the holder to the number of votes equal to the number of whole shares of common stock into which each share is convertible at the time of the vote.
The holders of record of the Series C Preferred Shares, voting as a separate class, were entitled to elect three (3) members of the Company’s board of directors. The holders of record of Series C Preferred Shares, voting as a separate class, shall be entitled to elect two (2) members of the Company’s board of directors.
Dividends – The holders of Series C Preferred Shares, in preference to the holders of Legacy Katapult common stock, were entitled to receive, as and if declared by the Board of Directors, but only out of funds that are legally available therefore, non-cumulative cash dividends at the rate of 8% of the original issue price of each outstanding share of Series C Preferred Shares.
Liquidation Preference – In the event of any liquidation, dissolution, or winding-up of the Company, the holders of Series C Preferred Shares were entitled to receive, ratably, prior and in preference to any distribution of the assets or funds of the Company to the holders of common stock, an amount equal to the original issuance price per share plus any accrued and unpaid dividends. If the Company has insufficient assets to permit payment of the Liquidation Preference in full to the holders of the Series C Preferred Shares, then the assets of the Company would be distributed ratably to the Series C Preferred Shares in proportion to the Liquidation Preference that such holders would otherwise be entitled to receive.
After payment of the Liquidation Preference to the holders of Series C Preferred Shares, the remaining assets of the Company would be distributed ratably to the holders of common stock.
Redemption – The Series C Preferred Shares did not contain any mandatory redemption provisions. In accordance with ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be classified as temporary equity in the mezzanine section of the balance sheets. The Series C Preferred Shares are redeemable upon the occurrence of a deemed liquidation event, which is outside of the control of the Company. Therefore, these shares were classified as temporary equity at December 31, 2020, before accounting for the effects of the Merger.
Conversion – Each share of Series C Preferred Shares was convertible at the option of the holder, at any time after the date of issuance of each share, into shares of common stock as is determined by dividing the original purchase price of preferred stock by the conversion price in effect at the time of conversion. As of December 31, 2020, the 68,589,913 shares of Series C Preferred Shares were convertible into 69,389,533 shares of Legacy Katapult common stock. In connection with the Merger discussed in Note 1, all convertible redeemable preferred stock was converted to Katapult common stock.
14.NET INCOME PER SHARE
The following table sets forth the computation of net income per common share:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income per share
Numerator
Net Income	$13,740	$9,840	$13,727	$18,599

Denominator
Denominator for basic net income per weighted average common shares	97,082,182	30,801,304	58,826,335	30,663,966
Effect of dilutive securities
Warrants	—	4,916,073	3,867,094	4,813,062
Unvested RSU’s	72,052	—	75,281	—
Stock options	8,451,245	10,442,302	9,439,883	10,513,058
Denominator for diluted net income per weighted average common shares	105,605,479	46,159,679	72,208,593	45,990,086

Net income per common share
Basic	$0.14	$0.32	$0.23	$0.61
Diluted	$0.13	$0.21	$0.19	$0.40

The Company excluded the securities within the table below from the diluted net income per share calculation as their effect would have been anti-dilutive for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Public warrants	12,500,000	—	12,500,000	—
Private warrants	332,500	—	332,500	—
Stock options	1,733,016	—	1,733,016	—
	14,565,516	—	14,565,516	—
Warrants and options to purchase shares of Katapult common stock were not included in the computation of diluted EPS because their exercise price was greater than the average market price of Katapult common stock. All warrants and options were still outstanding at September 30, 2021.
15.COMMITMENTS AND CONTINGENCIES
Leases—The Company leases office space in Plano, TX and New York, NY under operating leases with a non-cancelable lease term which ends in September 2023. These amounts are included in general and administrative expenses. The following is a schedule of future minimum lease payments required under the non-cancelable leases:

Years Ending December 31,
2021 (remaining 3 months)	$125
2022	511
2023	407
2024	334
2025	170
Thereafter	—
Total future minimum lease payments	$1,547

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Rent expense for operating leases for the three months ended September 30, 2021 and 2020 were $167 and $191, respectively.

Rent expense for operating leases for the nine months ended September 30, 2021 and 2020 were $489 and $575, respectively.

Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any liabilities related to such obligations in the consolidated financial statements as of September 30, 2021 and December 31, 2020.

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

On July 29, 2021, the court entered a Preliminary Conference Order, which was subsequently amended on September 13, 2021 and October 25, 2021. The Amended Scheduling Order dated October 25, 2021 provides that: the parties must complete fact discovery on or before May 13, 2022; they must serve any expert disclosures by June 10, 2022; they must complete all discovery no later than June 24, 2022; and any motions for summary judgment must be filed by July 29, 2022. The parties are currently engaged in discovery.

The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at September 30, 2021.

Shareholder Litigation

On August 27, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Katapult Holdings, Inc., two officers of FinServ, one of whom is a current Company director, and two officers of Legacy Katapult, both of whom are current Company officers. The lawsuit is captioned McIntosh v. Katapult Holdings, Inc., et al. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks an unspecified amount of damages on behalf of persons and entities that purchased or otherwise acquired

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Katapult securities between December 18, 2020 and August 10, 2021, inclusive (the “Putative Class”). The complaint alleges that defendants misled the Putative Class by failing to disclose that the Company was experiencing declining e-commerce retail sales and consumer spending, lacked visibility into its consumers’ future buying behavior, and had no reasonable basis for positive statements about its business, operations, and prospects. On October 26, 2021, seven investors filed motions to be appointed lead plaintiff of the Putative Class. The Company and the other defendants intend to vigorously defend against the claims in this action.

The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at September 30, 2021.
16.RELATED-PARTY TRANSACTIONS
Certain prior debt facilities of the Company were with related parties. Total interest paid to related parties was $1,199 and $3,690 for the three and nine months ended September 30, 2020, respectively. No interest was paid to related parties during the three and nine months ended September 30, 2021.
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

The Company’s financial instruments consist of its warrant liability, revolving line of credit, and long-term debt.
The estimated fair value of the Company’s revolving line of credit, and long term debt were as follows:

	September 30, 2021			December 31, 2020
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
Revolving line of credit	$68,307	$67,498	$75,512	$75,393	$74,316	$83,014
Long term debt	51,270	39,633	57,561	50,117	36,413	55,378
	$119,577	$107,131	$133,073	$125,510	$110,729	$138,392
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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
There were no assets measured at fair value on a recurring basis as of September 30, 2021 or December 31, 2020. Liabilities measured at fair value on a recurring basis and included in Other Liabilities were as follows:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Warrant liability - Public warrants	$19,125	$19,125	$—	$—
Warrant liability - Private warrants	629	—	—	629
Total Other Liabilities	$19,754	$19,125	$—	$629

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Term Loan Warrant	$12,744	$—	$—	$12,744
Total Other Liabilities	$12,744	—	—	$12,744

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

Unrealized gains related to Level 3 liabilities held as of the balance sheet date are included in the statement of operations and were $599 and $518 for the three and nine months ended September 30, 2021, respectively. There were no unrealized gains or losses included in the statement of operation for the three and nine months ended September 30, 2020.

The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value on a recurring basis:

	Term Loan Warrant	Warrant Liability
Balance at December 31, 2020	$12,744	$—
Exercise	(13,102)	—
Assumed from Merger	—	44,272
Changes in fair value	358	(24,518)
Balance at September 30, 2021	$—	$19,754

18.SUBSEQUENT EVENTS
The Company evaluated subsequent events from September 30, 2021, the date of these consolidated financial statements, through November 12, 2021, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these consolidated financial statements.

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

Key events impacting our business are as follows:

•COVID-19— The COVID-19 pandemic continues to affect macroeconomic conditions, resulting in volatility and unpredictability in markets in which we operate. We anticipate that the economic and social impacts resulting from the pandemic will continue to affect our business through the remainder of 2021. Due to the economic uncertainty that the pandemic has and is expected to continue to cause, there is an added risk factor in the overall future outlook of the Company. During 2020, we implemented cost containment and cash management initiatives to mitigate the potential impact of the COVID-19 pandemic on our business and liquidity. We experienced positive performance during the pandemic due to increased customer activity and the resiliency of our business model. However, certain COVID-19 related trends underlying that positive performance may not continue at current levels and the economic recovery is expected to be impacted by a number of factors such as the onset of new policies from the COVID-19 variants. Management will continue to monitor any changes to the business as the pandemic continues throughout 2021.

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

The following table presents gross originations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%
Gross Originations	$60,974	$60,461	$513	0.8%

Wayfair represented 66% and 70% of gross origination during the three months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Gross Originations	$189,047	$175,271	$13,776	7.9%

Wayfair represented 63% and 72% of gross originations during the nine months ended September 30, 2021 and 2020, respectively.

Gross originations have increased as a result of the addition of new merchant partners, government stimulus, and continued shift of consumer spending online. In the third quarter of 2021, repeat customers, defined as customers who have originated more than one lease with Katapult over their lifetime, increased by 42% over the prior year period, with more than 50% of new originations in the third quarter of 2021 coming from repeat customers. The growth of gross originations from customers, other than Wayfair, year-over-year for the third quarter 2021 was 17%.

Total Revenue and Bad Debt Recoveries
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

The following tables present total revenue and bad debt recoveries for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$71,710	$71,194	$229,814	$173,842
Bad debt recoveries[1]	$821	$728	$3,770	$2,690
1 Bad debt recoveries represent 14% and 19% of total bad debt expense for the three months ended September 30, 2021 and 2020, respectively and 20% and 28% of total bad debt expense for the nine months ended September 30, 2021 and 2020, respectively.

Gross Profit

Gross profit represents total revenue less cost of revenue, and is a measure presented in accordance with U.S. GAAP. See the “Non-GAAP Financial Measures” section below for a presentation of this measure alongside adjusted gross profit, which is a non-GAAP financial measure utilized by management.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020
The following tables are references for the discussion that follows.

	Three Months Ended September 30,		Change
	2021	2020	$	%
Revenue
Rental revenue	$71,671	$71,088	$583	0.8%
Other revenue	39	102	(63)	(61.8)%
Service fees	—	4	(4)	(100.0)%
Total revenue	71,710	71,194	516	0.7%
Cost of revenue	53,351	46,953	6,398	13.6%
Gross profit	18,359	24,241	(5,882)	(24.3)%
Operating expenses:
Servicing costs	1,141	1,024	117	11.4%
Underwriting fees	456	541	(85)	(15.7)%
Professional and consulting fees	1,276	657	619	94.2%
Technology and data analytics	2,392	1,389	1,003	72.2%
Bad debt expense	5,936	3,931	2,005	51.0%
Compensation costs	6,475	1,806	4,669	258.5%
General and administrative	3,308	1,338	1,970	147.2%
Total operating expenses	20,984	10,686	10,298	96.4%
Income (loss) from operations	(2,625)	13,555	(16,180)	(119.4)%
Interest expense and other fees	(4,176)	(3,482)	(694)	19.9%
Change in fair value of warrant liability	21,349	—	21,349	100.0%
Income before provision for income taxes	14,548	10,073	4,475	44.4%
Provision for income taxes	(808)	(233)	(575)	246.8%
Net income and comprehensive income	$13,740	$9,840	$3,900	39.6%

Rental revenue

Rental revenue consists of revenue earned from property held for lease and agreed-upon charges related to lease-purchase agreements. Rental revenue increased by $583, or 0.8%, to $71,671 for the three months ended September 30, 2021, from $71,088 for the same period in 2020. The increase in rental revenue was attributed to the addition of new merchant partners on the Katapult platform offset by a decrease in originations related to Wayfair. The Company onboarded 25 new merchant partners during the three months ended September 30, 2021. The Company experienced a 0.8% increase in originations over the period. Our Wayfair originations concentration decreased from 70% during the three months ended September 30, 2020 to 66% during the three months ended September 30, 2021. A timing lag exists between originations and rental revenue because an origination in a given period will result in revenue over the resulting lease term, which can occur in subsequent periods.

Cost of revenue

Cost of revenue consists primarily of depreciation expense related to property held for lease, impairment of property held for lease, net book value of property buyouts, processing fees, and other costs associated with offering lease-purchase transactions to customers. Cost of revenue increased $6,398, or 13.6%, to $53,351 for the three months ended September 30, 2021, from $46,953 for the same period in 2020. This increase was primarily driven by various merchant promotions and concessions combined with the increase in rental revenue over this period.

Operating expenses

The following tables quantify the dollar amounts of operating costs versus total revenue for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Percentage of Total Revenue
	2021	2020	2021	2020
Total revenue	$71,710	$71,194

Servicing costs	1,141	1,024	1.6%	1.4%
Underwriting fees	456	541	0.6%	0.8%
Professional and consulting fees	1,276	657	1.8%	0.9%
Technology and data analytics	2,392	1,389	3.3%	2.0%
Bad debt expense	5,936	3,931	8.3%	5.5%
Compensation costs	6,475	1,806	9.0%	2.5%
General and administrative	3,308	1,338	4.6%	1.9%

Servicing Costs

Servicing costs primarily consist of permanent and temporary call center support. Servicing costs increased by $117, or 11.4%, to $1,141 for the three months ended September 30, 2021, from $1,024 for the same period in 2020. This was primarily due to the increase in overall call center headcount.

Underwriting fees

Underwriting fees primarily consist of data costs related to inputs from customer underwriting models. Underwriting fees decreased by $85, or 15.7%, to $456 for the three months ended September 30, 2021, from $541 for the same period in 2020. This was primarily due to efficiencies achieved during the latter part of 2020 related to the Company’s continual refinement of its customer underwriting model and specifically the Company’s ability to favorably renegotiate third party data costs, despite an increase in underwriting activity associated with increased revenue volume over the period.

Professional and consulting fees

Professional and consulting fees primarily consist of corporate legal and accounting costs. Professional and consulting fees increased by $619, or 94.2%, to $1,276 for the three months ended September 30, 2021, compared to $657 for the same period in 2020. This increase was primarily driven by an increase accounting and legal fees in preparation of becoming a public company and consulting fees associated with Sarbanes Oxley Act (“SOX”) compliance readiness.

Technology and data analytics

Technology and data analytics expense primarily consist of salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Technology and data analytics expense increased by $1,003, or 72.2%, to $2,392 for the three months ended September 30, 2021, compared to $1,389 for the same period in 2020. This was primarily due to added employee headcount to continue the build-out of the Company’s technological infrastructure and continued improvement and management of our proprietary risk model algorithms, partially offset by a greater portion of software development activities qualifying for capitalization during the three months ended September 30, 2021.

Bad debt expense

Bad debt expense primarily consists of provisions for uncollectible accounts receivable, net of recoveries. Bad debt expense increased by $2,005, or 51.0%, to $5,936 for the three months ended September 30, 2021, compared to $3,931 for the same period in 2020. This increase was primarily driven by the increase in our lease base resulting in a larger accounts receivable balance year over year. In addition, delinquencies were at record lows during second and third quarter of 2020 related to government stimulus for COVID-19 pandemic relief.

Compensation costs

Compensation costs consist primarily of payroll and related costs and stock-based compensation. Compensation costs increased by $4,669 or 258.5% to $6,475 for the three months ended September 30, 2021, from $1,806 for the same period in 2020. This increase is related to an increase in stock-based compensation related to the vesting of restricted stock awards and added sales and business development headcount to support the growth of the Company. Total stock-based compensation expense increased $3,020 quarter-over-quarter.

General and administrative

General and administrative expense consists primarily of occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. General and administrative expense increased by $1,970, or 147.2%, to $3,308 for the three months ended September 30, 2021, from $1,338 for the same period in 2020. This increase is related to a $1,400 increase in insurance-related costs as a public company, increased marketing and advertising, and increased software related expense.

Interest expense and other fees

Interest expense and other fees increased by $694, or 19.9%, to $4,176 for the three months ended September 30, 2021, compared to $3,482 for the same period in 2020. This was primarily due to an increase in the total outstanding principal balance of indebtedness related to a $50,000 term loan entered into by the Company in the fourth quarter of 2020.

Change in fair value of warrant liability

The change in fair value of warrant liability was $21,349 for the three months ended September 30, 2021 and was $0 for the same period in 2020. The balance consists of changes in the fair value of the Company’s warrant liability, which has decreased due to the decline in the fair value of our public warrants and private warrants. We had no warrant liabilities during the three months ended September 30, 2020.

Provision/benefit for income taxes

Provision for income taxes was $808 for the three months ended September 30, 2021 compared to $233 for the same period in 2020. The provisions are primarily due to state income taxes on the Company’s estimated taxable income for the year ending December 31, 2021. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Results of Operations

Comparison of the nine months ended September 30, 2021 and 2020
The following tables are references for the discussion that follows.

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Revenue
Rental revenue	$229,533	$173,652	$55,881	32.2%
Other revenue	281	117	164	140.2%
Service fees	—	73	(73)	(100.0)%
Total revenue	229,814	173,842	55,972	32.2%
Cost of revenue	162,155	116,534	45,621	39.1%
Gross profit	67,659	57,308	10,351	18.1%
Operating expenses:
Servicing costs	3,351	3,003	348	11.6%
Underwriting fees	1,400	1,870	(470)	(25.1)%
Professional and consulting fees	4,134	1,305	2,829	216.8%
Technology and data analytics	6,708	4,636	2,072	44.7%
Bad debt expense	18,849	9,614	9,235	96.1%
Compensation costs	23,812	4,674	19,138	409.5%
General and administrative	6,571	3,093	3,478	112.4%
Total operating expenses	64,825	28,195	36,630	129.9%
Income from operations	2,834	29,113	(26,279)	(90.3)%
Interest expense and other fees	(12,462)	(10,091)	(2,371)	23.5%
Change in fair value of warrant liability	24,160	—	24,160	100.0%
Income before provision for income taxes	14,532	19,022	(4,490)	(23.6)%
Provision for income taxes	(805)	(423)	(382)	90.3%
Net income and comprehensive income	$13,727	$18,599	$(4,872)	(26.2)%

Rental revenue

Rental revenue consists of revenue earned from property held for lease and agreed-upon charges related to lease-purchase agreements. Rental revenue increased by $55,881, or 32.2%, to $229,533 for the nine months ended September 30, 2021, from $173,652 for the same period in 2020. The Company experienced a 7.9% increase in originations over the period due to the increase in consumer e-commerce activity and the addition of new merchant partners on the Katapult platforms. The Company onboarded 82 new merchant partners during the nine months ended September 30, 2021. Our Wayfair originations concentration decreased from 72% during the nine months ended September 30, 2020 to 63% during the nine months ended September 30, 2021.

Cost of revenue

Cost of revenue consists primarily of depreciation expense related to property held for lease, impairment of property held for lease, net book value of property buyouts, processing fees, and other costs associated with offering lease-purchase transactions to customers. Cost of revenue increased $45,621, or 39.1%, to $162,155 for the nine months ended September 30, 2021, from $116,534 for the same period in 2020. This increase was primarily driven by various promotions and pricing concessions combined with an increase in rental revenue and origination volume over this period.

Operating expenses

The following tables quantify the dollar amounts of operating costs versus total revenue for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Percentage of Total Revenue
	2021	2020	2021	2020
Total revenue	229,814	173,842

Servicing costs	3,351	3,003	1.5%	1.7%
Underwriting fees	1,400	1,870	0.6%	1.1%
Professional and consulting fees	4,134	1,305	1.8%	0.8%
Technology and data analytics	6,708	4,636	2.9%	2.7%
Bad debt expense	18,849	9,614	8.2%	5.5%
Compensation costs	23,812	4,674	10.4%	2.7%
General and administrative	6,571	3,093	2.9%	1.8%

Servicing Costs

Servicing costs primarily consist of permanent and temporary call center support. Servicing costs increased by $348, or 11.6%, to $3,351 for the nine months ended September 30, 2021, from $3,003 for the same period in 2020. This was primarily due to the increase in overall call center headcount to service the increase in originations during the same period and was offset by scalability efficiencies achieved in the latter part of 2020 and throughout 2021.

Underwriting fees

Underwriting fees primarily consist of data costs related to inputs from customer underwriting models. Underwriting fees decreased by $470, or 25.1%, to $1,400 for the nine months ended September 30, 2021, from $1,870 for the same period in 2020. This was primarily due to efficiencies achieved during the latter part of 2020 related to the continual refinement of the Company’s customer underwriting model and specifically the Company’s ability to favorably renegotiate third party data costs, despite an increase in underwriting activity associated with increased revenue volume over the period.

Professional and consulting fees

Professional and consulting fees primarily consist of corporate legal and accounting costs. Professional and consulting fees increased by $2,829, or 216.8%, to $4,134 for the nine months ended September 30, 2021, compared to $1,305 for the same period in 2020. This increase was primarily driven by the Merger, which resulted in $1,158 of non-capitalizable expenses for the nine months ended September 30, 2021 as well as an increase accounting and legal fees in preparation of becoming a public company and consulting fees associated with SOX compliance readiness.

Technology and data analytics

Technology and data analytics expense primarily consist of salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Technology and data analytics expense increased by $2,072, or 44.7%, to $6,708 for the nine months ended September 30, 2021, compared to $4,636 for the same period in 2020. This was primarily due to added employee headcount to continue the build-out of the Company’s technological infrastructure and continued improvement and management of our proprietary risk model algorithms, partially offset by a greater portion of software development activities qualifying for capitalization during the nine months ended September 30, 2021.

Bad debt expense

Bad debt expense primarily consists of provisions for uncollectible accounts receivable, net of recoveries. Bad debt expense increased by $9,235, or 96.1%, to $18,849 for the nine months ended September 30, 2021, compared to $9,614 for the same period in 2020. This increase was primarily driven by the increase in our lease base resulting in a larger accounts receivable balance year over year. In addition, delinquencies were at record lows during second and third quarter of 2020 related to government stimulus for COVID-19 pandemic relief.

Compensation costs

Compensation costs consist primarily of payroll and related costs and stock-based compensation. Compensation costs increased by $19,138 or 409.5% to $23,812 for the nine months ended September 30, 2021, from $4,674 for the same period in 2020. This increase is related to an increase in stock-based compensation related to the vesting of executive restricted stock awards of $9,348, vesting of restricted stock awards to employees, payment of transaction related employee bonuses, and added sales and business development headcount to support the growth of the Company. Total stock-based compensation expense increased $13,043 year over year.

General and administrative

General and administrative expense consists primarily of occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. General and administrative expense increased by $3,478, or 112.4%, to $6,571 for the nine months ended September 30, 2021, from $3,093 for the same period in 2020. This increase is related to an increase in insurance related costs as a public company, increased marketing and advertising, and increased software related expense.

Interest expense and other fees

Interest expense and other fees increased by $2,371, or 23.5%, to $12,462 for the nine months ended September 30, 2021, compared to $10,091 for the same period in 2020. This was primarily due to an increase in the total outstanding principal balance of indebtedness on our debt facilities during 2021. The principal balances increased due to increased origination volume combined with borrowings under the $50,000 term loan entered into by the Company in the fourth quarter of 2020.

Change in fair value of warrant liability

The change in fair value of warrant liability was $24,160 for the nine months ended September 30, 2021 and was $0 for the same period in 2020. The balance consists of changes in the fair value of the Company’s warrant liability which has decreased due to the decline in the fair value of our public warrants and private warrants.

Provision/benefit for income taxes

Provision for income taxes was $805 for the nine months ended September 30, 2021 and $423 for the same period in 2020. The provision was primarily due to state income taxes on the Company’s estimated taxable income for the year ending December 31, 2021. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Non-GAAP Financial Measures

To supplement the financial measures presented in this quarterly report on Form 10-Q in accordance with U.S. GAAP, we also present the following non-GAAP and other measures of financial performance: adjusted gross profit, adjusted EBITDA, and adjusted net (loss) income. These non-GAAP financial measures should be considered only in conjunction with the U.S. GAAP financial statements. The reconciliation of these non-GAAP financial measures to the comparable U.S. GAAP financial measures are included below.

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs, underwriting fees, and bad debt expense. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) before interest expense and other fees, change in fair value of warrant liability, provision for income taxes, depreciation and amortization on property and equipment, impairment of leased assets, stock-based compensation expense, legal fees associated with investor transactions, and transaction costs associated with the Merger.

Adjusted net income (loss) is a non-GAAP measures that is defined as net income (loss) before change in fair value of warrant liability, stock-based compensation expense and transaction costs associated with the Merger.

Adjusted gross profit, adjusted EBITDA and adjusted net income (loss) are useful to an investor in evaluating our performance because these measures:

•Are widely used to measure a company’s operating performance;
•Are financial measurements that are used by rating agencies, lenders and other parties to evaluate our credit worthiness; and

•Are used by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

Management believes the use of non-GAAP financial measures, as a supplement to U.S. GAAP measures, is useful to investors in that they eliminate items that are either not part of our core operations or do not require a cash outlay, such as stock-based compensation expense. Management uses these non-GAAP financial measures when evaluating operating performance and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures help indicate underlying trends in the business, are important in comparing current results with prior period results, and are useful to investors and financial analysts in assessing operating performance. However, these non-GAAP measures exclude items that are significant in understanding and assessing Katapult’s financial results or position. Therefore, these measures should not be considered in isolation or as alternatives to revenue, net income, cash flows from operations or other measures of profitability, liquidity or performance under U.S. GAAP. You should be aware that Katapult’s presentation of these measures may not be comparable to similarly titled measures used by other companies.

The following table reflects the reconciliation of gross profit to adjusted gross profit for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Total revenue	$71,710	$71,194			$229,814	$173,842
Cost of revenue	53,351	46,953			162,155	116,534
Gross profit	18,359	24,241	(5,882)	(24.3)%	67,659	57,308	10,351	18.1%
Less:
Servicing costs	1,141	1,024			3,351	3,003
Underwriting fees	456	541			1,400	1,870
Bad debt expense	5,936	3,931			18,849	9,614
Adjusted gross profit	$10,826	$18,745	(7,919)	(42.2)%	$44,059	$42,821	$1,238	2.9%

The following table reflects the reconciliation of net income to adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$13,740	$9,840	$13,727	$18,599
Add back:
Interest expense and other fees	4,176	3,482	12,462	10,091
Change in fair value of warrant liability	(21,349)	—	(24,160)	—
Provision for income taxes	808	233	805	423
Depreciation and amortization on property and equipment	99	(13)	217	46
Impairment of leased assets	(449)	253	(1,089)	1,637
Stock-based compensation expense (1)	3,097	77	13,317	274
Legal fees associated with investor transactions (2)	—	362	—	362
Transaction costs associated with the Merger (3)	—	—	3,350	—
Adjusted EBITDA	$122	$14,234	$18,629	$31,432

(1) Includes employer payroll taxes
(2) Consists of legal expenses incurred in connection with various investor-related matters including stock transfers, sale of founder shares, and warrant exercises.
(3) Consists of non-capitalizable transaction cost associated with the Merger.

The following table reflects the reconciliation of net income (loss) to adjusted net income(loss) for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$13,740	$9,840	$13,727	$18,599
Add back:
Change in fair value of warrant liability	(21,349)	—	(24,160)	—
Stock-based compensation expense (1)	3,097	77	13,317	274
Transaction costs associated with Merger (2)	—	—	3,350	—
Adjusted net income (loss)	$(4,512)	$9,917	$6,234	$18,873

(1) Includes employer payroll taxes
(2) Consists of non-capitalizable transaction costs associated with the Merger.

Liquidity and Capital Resources

To date, the funds received from Legacy Katapult common stock and preferred stock financings, the Merger, as well as the Company’s ability to obtain lending commitments, have and will continue to provide the liquidity necessary for the Company to fund its operations. If the Company is unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations.

Since 2018, the Company’s liquidity profile has improved each period due to increased earnings, increased liquidity from debt providers and decreased cost of debt as our credit profile has improved. We expect our effective interest rate and incremental borrowing rates to continue to decrease as a result of achieving profitability in 2020 and performance in the future. Additionally, the Company received $50 million upon the closing of the Merger. We expect to be able to service our existing borrowing arrangements through improving operating cash flows and the ability to refinance or borrow additional capital, if needed.

The following table presents the Company's cash, restricted cash, and accounts receivable, net, as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Cash	$99,731	$65,622
Restricted cash	3,213	3,975
Accounts receivable, net	1,912	1,636

Cash Flows

The following table presents cash provided by (used in) operating, investing, and financing activities during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$
Net cash provided by (used in) operating activities	$2,740	$(6,176)	$8,916
Net cash used in investing activities	(951)	(268)	(683)
Net cash provided by financing activities	31,558	33,437	(1,879)
Net increase in cash and restricted cash	$33,347	$26,993	$6,354

Operating Activities

Net cash provided by operating activities was $2,740 for the nine months ended September 30, 2021, which represented an increase of $8,916 from $6,176 used in operating activities for the nine months ended September 30, 2020. This reflects our net income of $13,727, adjusted for non-cash charges of $165,662 and net cash outflows of $176,649 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which increased $31,281; net book value of property buyouts, which increased $12,577; impairment expense, which decreased $1,670; and bad debt expense, which increased $9,235. Each of these increases were driven by the increased customer origination and lease-purchase activity discussed above.

Net cash used in operating activities was $6,176 for the nine months ended September 30, 2020 and was related to purchases of property held for lease of $143,446 during the period, offset by depreciation and amortization of $77,696, net book value of property buyouts of $21,953, and impairment expense of $12,785.

Investing Activities
Net cash used in investing activities was $951 for the nine months ended September 30, 2021 and was primarily due to purchases of property and equipment of $267 and increase in capitalized software of $684.
Net cash used in investing activities was $268 for the nine months ended September 30, 2020 and was due to purchases of property and equipment of $121 and increase in capitalized software of $181.

Financing Activities
Net cash provided by financing activities was $31,558 for the nine months ended September 30, 2021 and was due to $38,015 of cash received from the Merger, net of transaction costs and consideration paid to selling stockholders, $5,809 of advances on the revolving line of credit, and $629 of proceeds from exercise of stock options. These increases were offset by $12,895 of principal repayments on the revolving line of credit.

Net cash provided by financing activities was $33,437 for the nine months ended September 30, 2020 and was due to proceeds from the revolving line of credit of $35,335 offset by principal repayments on the revolving line of credit of $2,011.

Financing Arrangements

Revolving Line of Credit

The Company has a revolving line of credit facility with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), which allows for maximum borrowing of $125,000 with the lender having the right to increase to a maximum of $250,000 over time. The revolving line of credit bears interest one-month LIBOR plus 7.5% (with a 2% LIBOR floor). This facility is also subject to certain debt covenants as set forth in the loan agreement, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios. The revolving line of credit facility allows for a 90% advance rate on all eligible accounts receivable. The outstanding line of credit, including unpaid principal and interest, is due May 2023 unless there is an earlier event of default such as bankruptcy, default on interest payments, or a change of control (excluding an acquisition by a SPAC), at which point the facility may become due earlier. Total outstanding principal under the revolving line of credit was $68,307 at September 30, 2021.

Long Term Debt

The ninth amendment to the revolving line of credit facility with Atalaya also provided the Company with a senior secured term loan facility commitment of up to $50,000. The Company drew down the full $50,000 of this term loan on December 4, 2020. The term loan facility bears interest at one-month LIBOR plus 8.0% (with a 1% LIBOR floor) and 3% in PIK interest. Total outstanding principal and PIK interest was $51,270 at September 30, 2021.

Contractual Obligations

The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2021:

	Payments Due by Period
	Total	2021	2022-2023	2024-2025	Thereafter
Line of credit (1)	$79,501	$1,640	$77,861	$—	$—
Long term debt (2)	63,179	1,573	61,606	—	—
Operating lease commitments	1,547	125	918	504	—
Total	$144,227	$3,338	$140,385	$504	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of 9.5% as of September 30, 2021.

(2) Future cash obligations include scheduled interest payment due based on the interest rate of 9.0%, plus 3.0% paid-in-kind interest, as of September 30, 2021.

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

Stock-Based Compensation

The Company measures and records compensation expense related to stock-based awards based on the fair value of those awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-

based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock-based awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, such as expected term, common share price, and volatility, which affect the fair value of each stock option. Forfeitures are accounted for as they are incurred.

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

Emerging Growth Company

As of September 30, 2021, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company for five years from the initial public offering of FinServ or until we achieve large accelerated filer status.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources and other risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021 and December 31, 2020, we have interest bearing debt with a principal amount of $119,577 and $125,510, respectively.

Our revolving line of credit as of September 30, 2021 is a variable rate loan that accrues interest at a variable rate of interest based on the one month LIBOR rate, subject to a 2% floor, plus 7.5% per annum. As of September 30, 2021, the calculated interest rate is 9.5%.

Inflation Risk

Katapult does not believe that inflation has had, or currently has, a material effect on its business.

Foreign Currency Risk

There was no material foreign currency risk for the three and nine months ended September 30, 2021 and 2020. Katapult’s activities to date are conducted only in the United States.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our consolidated financial statements as of December 31, 2020 and 2019 and for the years in the three year period ended December 31, 2020, and which is still being remediated.

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

The material weaknesses relate to (i) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, (ii) a lack of control in place to perform a review of the depreciation, cost of property sold, and impairment expense curves, specifically associated with evaluating the accuracy and completeness of the underlying data supporting the curves, or reconcile the expense amounts per the curves to the general ledger, (iii) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with U.S. GAAP before the entries are manually posted, and (iv) an incomplete implementation of the information and communication component of the COSO framework, specifically with respect to user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to its financial applications and data to appropriate company personnel.

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

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. While we are undertaking efforts to remediate this material weakness, the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

The information contained under the heading “Litigation risk” in Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

ITEM 1A. RISK FACTORS

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks described in more detail in the section titled “Risk Factors” in this Form 10-Q which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock. These risks include, among others, the following:

Operational Risks Related to Our Business

•Failure to effectively manage our costs could have a material adverse effect on our profitability.
•Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and future prospects.
•Misconduct and errors by our employees, vendors, and service providers could harm our business and reputation.

•The loss of the services of any of our executive officers could materially and adversely affect our business, results of operations, financial condition, and future prospects.
•Our business depends on our ability to attract and retain highly skilled employees.
•Our results depend on more prominent presentation, integration, and support of our platform by our merchants.
•Real or perceived software errors, failures, bugs, defects, or outages could have adverse effects.
•Any significant disruption in, or errors in, service on our platform or relating to vendors could prevent us from processing transactions on our platform or posting payments and have a material and adverse effect.
•Our ability to protect our confidential, proprietary, or sensitive information, including the confidential information of consumers on our platform, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins, or similar disruptions.
•The COVID-19 pandemic has impacted our working environment and diverted personnel resources and any prolonged effects of the pandemic may adversely impact our operations and employees.
•We may be at risk of identity fraud, which may adversely affect the performance of the lease-to-own transactions facilitated through our platform.

Strategic Risks Related to Our Business and Industry

•Our success depends on the effective implementation and continued execution of our strategies.
•The success of our business is dependent on factors affecting consumer spending that are not under our control.
•The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.
•To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, we may not be able to do so effectively.

Financial Risks
•We have a history of operating losses and may not sustain profitability in the future.
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•Our revenue and operating results may fluctuate, which could result in a decline in our profitability and make it more difficult for us to grow our business.
•We rely on card issuers or payment processors which could put us at risk of suspensions or terminations of our registrations.
•A large percentage of our customer acquisition is concentrated with a single merchant partner, and the loss of this merchant partner or any other significant merchant relationships would materially and adversely affect our company.
•A change in control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.
•Our credit facility includes restrictive covenants, which could limit our flexibility and our ability to make distributions.
•We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our operational, administrative, and financial resources.
•Our management has limited experience in operating a public company.
•We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.
•Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Legal and Compliance Risks

•Our transactions are regulated by and subject to the requirements of various federal and state laws and regulations, which may require significant compliance costs and expose us to litigation.
•Our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting in connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2020, 2019 and 2018, and we may identify additional material weaknesses in the future.
•Changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.
•We may be subject to legal proceedings from time to time which seek material damages.

•We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.

Other Risks

•Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Common Stock to decline.

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

We have had to expend, and expect to continue to expend, personnel resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. Any prolonged diversion of personnel resources may have an adverse effect on our operations. Our staff continues to work in a mainly remote environment.. Over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

We generated net income of approximately $13,727 during the nine months ended September 30, 2021 and net income of approximately $22,500 in the fiscal year ended December 31, 2020. We incurred net losses of approximately $18,800 in the fiscal year ended December 31, 2019 and approximately $23,500 in the fiscal year ended December 31, 2018. As of September 30, 2021, our accumulated deficit was approximately $44,322. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract consumers, merchants, and funding sources, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not maintain profitability on a quarterly or annual basis.

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

Our top merchant partner, Wayfair, represented approximately 63%, 72% and 58% of our origination dollars for the nine months ended September 30, 2021 and fiscal years ended December 31, 2020 and 2019, respectively. Our top ten merchants in the aggregate represented approximately 85% ,90% and 87% of our total customer acquisition for the nine months ended September 30, 2021 and fiscal years ended December 31, 2020 and 2019, respectively. The concentration of a significant portion of our business and transaction volume with a limited number of merchants, or type of merchant or industry, exposes us disproportionately to any of those merchants choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance of those merchants or industry or to any events, circumstances, or risks affecting such merchants or industry. The loss of Wayfair as a merchant partner, or the loss of any other significant merchant relationships, would materially and adversely affect our business, results of operations, financial condition, and future prospects. In addition, an anticipated material modification in the merchant agreement with a significant merchant partner could affect the results of our operations, financial condition, and future prospects.

A change in control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Under our existing credit facility, all of the outstanding loans are required to be prepaid in full (together with accrued and unpaid interest and prepayment premium) and the revolving loan commitment will terminate if a third party not approved by the agent became the beneficial owner of 35.0% or more of our voting stock or certain changes in the composition of our board of directors occurs during a twenty-four month period which were not recommended or approved by at least a majority of directors who were directors at the beginning of such twenty-four month period. As of September 30, 2021, we had a $68,307 outstanding balance under our credit facility.

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

We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. For example, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. The case is still pending. See Part I, Item 1. Note 15.-Commitments and Contingencies in this Quarterly Report on Form 10-Q for more information. Litigation of this type is expensive and could result in substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which could have an adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

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

Outstanding warrants to purchase an aggregate of 12,832,500 shares of our common stock will become exercisable on the date which is 30 days after the completion of the Merger. Each warrant entitles the holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS

Exhibit #	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the SEC on June 15, 2021)
3.2	Amended and Restated By-Laws of the Company, dated June 9, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed with the SEC on June 15, 2021)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2021	/s/ Karissa Cupito
Karissa Cupito
Chief Financial Officer
(Principal Financial Officer)