Form 10-K
period 2021-12-31
Katapult Holdings, Inc.
filed 2022-03-15
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-39116
Katapult Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4424170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5204 Tennyson Parkway, Suite 500 Plano, TX	75024
(Address of principal executive offices)	(Zip Code)
(833) 528-2785
Registrant’s telephone number, including area code
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.          Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

Based on the closing sale price of $10.81 for our common stock on The Nasdaq Capital Market on June 30, 2021, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $593 million. This calculation excludes shares of the registrant's common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the registrant's common stock outstanding as of March 11, 2022 was 97,854,865.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2022 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents

In this report, unless otherwise stated or the context otherwise indicates, the terms "we," "us," "our," the "Company," or "Katapult" refer to Katapult Holdings, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, (“Annual Report” or “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•execution of our business strategy, including launching new product offerings and expanding information and technology capabilities;
•our market opportunity and our ability to acquire new customers and retain existing customers;
•general economic conditions in the markets where we operate, the cyclical nature of consumer spending, and seasonal sales and spending patterns of customers;
•failure to realize the anticipated benefits of the business combination with FinServ Acquisition Corp.;
•factors affecting consumer spending that are not under our control, including, among others, levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security;
•risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth;
•risks related to the concentration of a significant portion of our business with a single merchant partner, or type of merchant or industry;
•the effects of competition on our future business;
•the impact of the COVID-19 pandemic and its effect on our business;
•reliability of our platform and effectiveness of our risk model;
•protection of confidential, proprietary or sensitive information, including confidential information about consumers, and privacy or data breaches, including by cyber-attacks or similar disruptions;
•ability to attract and retain employees, executive officers or directors;
•meeting future liquidity requirements and complying with restrictive covenants related to long-term indebtedness;
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
•respond to uncertainties associated with product and service developments and market acceptance;
•anticipate the impact of new U.S. federal income tax law;
•that we have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements;
•successfully defend litigation;
•litigation, regulatory matters, complaints, adverse publicity and/or misconduct by employees, vendors and/or service providers; and
•other events or factors, including those resulting from civil unrest, war, foreign invasions (including the conflict involving Russia and Ukraine), terrorism, or public health crises, or responses to such events.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-K. Other sections of this Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Form 10-K and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Part I
Item 1. Business

Corporate History and Background

Katapult Holdings, Inc., formerly known as FinServ Acquisition Corp. (“FinServ”), was incorporated in the state of Delaware in August 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 18, 2020, FinServ entered into that certain Agreement and Plan of Merger, dated December 18, 2020 (the “Merger Agreement”), by and among FinServ, Keys Merger Sub 1, Inc. (“Merger Sub 1”), a wholly owned subsidiary of FinServ, Katapult Intermediate Holdings LLC (formerly known as Keys Merger Sub 2, LLC) (“Merger Sub 2”), a wholly owned subsidiary of FinServ, the entity formerly known as Katapult Holdings. Inc. (formerly known as Cognical Holdings, Inc.), a Delaware corporation (“Legacy Katapult”), and Orlando Zayas, in his capacity as the representative of all pre-closing stockholders. On June 9, 2021 (the “Closing Date”), the transactions contemplated pursuant to the Merger Agreement were consummated through the merger of Merger Sub 1 with and into Legacy Katapult, with Legacy Katapult surviving the merger as a wholly owned subsidiary of FinServ (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly owned subsidiary of FinServ (the “Second Merger” and collectively with the First Merger, and the other transactions contemplated by the Merger Agreement, the “Merger”). On the Closing Date, and in connection with the closing of the Merger, FinServ changed its name to Katapult Holdings, Inc. and Merger Sub 2 changed its name to Katapult Immediate Holdings LLC.

The Merger and related transactions were accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with generally accepted accounting principles in United States of America (“GAAP”). Under this method of accounting, FinServ was treated as the “acquired” company for financial reporting purposes with Legacy Katapult determined to be the accounting acquiror. This determination was primarily based on Legacy Katapult’s stockholders prior to the Merger having had a majority of the voting rights in the combined company, Legacy Katapult’s operations represented the ongoing operations of the combined company, Legacy Katapult and its former owners had the right to appoint a majority of the directors in the combined company, and Legacy Katapult's senior management represented the senior management of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Katapult issuing stock for the net assets of FinServ, accompanied by a recapitalization. The net assets of FinServ are stated at historical cost, with no goodwill or other intangible assets recorded. See Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the Merger and related transactions.

Our wholly owned subsidiaries are Katapult Intermediate Holdings LLC, a Delaware limited liability company formed in December 2020, Katapult Group, Inc. (formerly known as Cognical, Inc.), a Delaware corporation incorporated in March 2012, and Katapult SPV-1 LLC, a Delaware limited liability company formed in March 2019. Legacy Katapult was incorporated in the state of Delaware in 2016. Since April 2019, Katapult SPV-1 LLC has originated all of our lease agreements with customers and owns all of the leased property since April 2019.

Unless otherwise noted, “we”, “us”, “our”, “Katapult”, and the “Company” and similar terms refer to Legacy Katapult and its subsidiaries prior to the consummation of the Merger, and Katapult Holdings, Inc. and its subsidiaries after the Merger.

Company Overview

We are a next-generation platform for digital and mobile-first commerce focused on the non-prime consumer. We provide point-of-sale (POS) lease-purchase options for the underserved U.S. non-prime consumer who may be unable to access traditional financing products to purchase everyday durable goods from our e-

commerce merchant partners. Our proprietary technology solution is designed to drive engagement by our network of merchants with the underserved non-prime U.S. consumer. We believe our merchant partners benefit from higher retail conversion and greater marketing spend efficiency being able to reach this underserved segment.

The platform is designed to provide consumers a frustration-free checkout experience that is simple, easy and transparent. Consumers complete a three-step application and our fully automated approval process generates a decision in five seconds or less on average. We empower customers by providing flexibility in their lease-to-own arrangement. Customers can make payments on a weekly, bi-weekly, semi-monthly or monthly basis, and we offer transparent payment options, including allowing customers to make payments for their full renewal term, exercise an early purchase option (buyout), or return items if they have life cycle events or decide their needs change. In addition, we do not charge late fees.

Our solution is designed to enable merchants to efficiently promote and move inventory by allowing merchants to reach a previously inaccessible customer with the goal of driving incremental sales and lowering customer acquisition cost.

We have platform integrations with leading e-commerce platforms and prime lenders. Through e-commerce platform integrations with Shopify, BigCommerce, Magento, and WooCommerce, among others, we can complete initial integrations with merchants with ease. Our prime lender integrations lead to higher approval rates for merchants who have included us as a payment option, ensuring that consumers have options at the checkout and merchants make the most of every consumer site visit.

Technology is at the core of everything we do from simplifying the customer experience to driving repeat transactions. Our proprietary risk models have been built on alternative data sets, including data from over 800,000 lease-to-own transactions and over six plus years of repayments. Furthermore, the platform’s risk management models are built to utilize machine learning to incorporate additional data from new lease-purchase transactions.

From inception through December 31, 2021, we have approved more than 1.8 million customers. We had a net promoter score (NPS) of 54 as of December 31, 2021. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors.

For the years ended December 31, 2021, 2020, and 2019, total revenue was approximately $303.1 million, $247.2 million and $91.9 million, respectively. In 2021 we experienced revenue growth of approximately 23%. We generated net income of approximately $21.2 million and $22.5 million for the fiscal year ended December 31, 2021 and 2020, respectively. We incurred a net loss of approximately $18.8 million during the fiscal year ended December 31, 2019.

Industry Background

Our lease-purchase platform offers consumers an alternative to traditional financing of electronics, computers, home furnishings, appliances and other durable goods. Non-prime consumers typically do not have sufficient cash or credit to obtain these goods.

Lease-to-Own Transaction

A lease-to-own ("LTO") transaction is a flexible alternative for consumers to obtain and enjoy brand name merchandise with no long-term obligation. Key features of our lease-to-own transactions include:

• Access to e-commerce retailers. We are a transaction option at checkout for well-known e-commerce merchants such as Wayfair, Lenovo, Nectar, and Purple.

• Convenient payment options. Customers make payments on a weekly, bi-weekly, semi-monthly or monthly basis. Payments can be automatically charged to the customer’s authorized credit card, checking account or debit card. Additionally, customers may make additional payments and exercise cost-saving early payment options.

• No long-term commitment. Customers have the flexibility of no long-term commitment and may return the item under the terms of the lease agreement if he or she does not exercise a purchase option or renew the lease.

Virtual Lease-to-Own Market

According to management estimates, the total addressable market for the virtual lease-to-own market is estimated to be approximately $40 - $50 billion. Based on our 2021 gross originations, we believe that we currently capture less than 1% market share in this market.

Our Solution

We believe we are transforming the way non-prime consumers can purchase durable goods by providing a seamless, easy, and transparent application and checkout experience.

Consumer Features

• Lease-to-own of durable goods. We empower consumers with access to a path to ownership for new and used durable goods and accessories to support such goods with a leasable amount ranging from $100 to $3,500.

• Simple process and efficient approval. Through an easy 3-step application process requiring basic information inputs and no hard credit check, consumers receive fully-automated approval on average in less than 5 seconds.

• Flexible repayment options. Customers can elect to lease an item for the full term, pay off the lease early, or return the item at any time during the term of the lease. To lower the total cost of the lease, during the first 90 days of the lease, customers have an option to purchase the item for a total cost-to-own of the cash price of the item plus a 5% fee in certain states. A $45 fee is also charged in certain states. After 90 days, an early purchase option is available at any time which permits customers to purchase the item for meaningfully less than the full-term cost-to-own as described below. Our customers have the flexibility of no long-term commitment and may return the item under the terms of the lease agreement if he or she does not exercise a purchase option or renew the lease. The payment term for the lease ranges from 10, 12 or 18 months. Payment frequency can be weekly, bi-weekly, semi-monthly or monthly based on a customer's pay frequency.

The total cost a customer may pay in connection with our lease-purchase transaction depends on certain factors, including, but not limited to: (1) total cost limitations, which vary across states and generally range between 2.0 and 2.25 times the cash price, referred to as the Lease Multiple, (2) the maximum length of the lease agreement term (typically 10-18 months), (3) whether the early purchase option (buyout) is exercised, and (4) whether the customer exercises their right to terminate the lease, without penalty if current, thereby ending additional renewal payment obligations. In general, during the first ninety (90) days, our customers have the ability to purchase the good for the cash price of the item plus 5% and any applicable fees (including initial fees, where applicable) and taxes. After ninety (90) days, but prior to reaching the maximum renewal term, the customer may exercise the purchase option at a discount on the remaining lease renewal payments (typically 55–65% of the remaining renewal payments).

Customers may renew through the maximum term at which point they will have paid approximately 2 times the cash price to own the item. Customers have the option to terminate the lease at any time with no penalty or further obligation (other than the lease cost already incurred). Upon termination, the customer must return the durable good that had been leased, which can be returned to us or the merchant if within the merchant's return period. Lease-purchase transactions, unlike credit or a loan, are not subject to variable interest rates and do not include finance charges. Below is an illustrative timeline depicting the total cost a customer would pay at certain points during the life of the transaction:

Merchant Features

• Marketing capabilities. We enable merchants to offer non-prime consumers a lease-purchase option at point of sale, which is coupled with Katapult tools and digital resources to attract, identify and educate consumers on the Katapult option for paying over time.

• Analytics. We provide merchants with insightful analytics that help them understand performance and activity associated with non-prime applications. The platform also offers other key insights into customers’ shopping habits to help merchants optimize customer conversion and customer acquisition costs.

• Client success support. Our client success team partners with merchants to analyze and interpret the insights delivered through the merchant platform. Our team conducts in-depth user experience analyses of merchant online storefronts, providing custom recommendations for the ideal mix and display of our product offerings to present to customers in order to optimize average order values and conversion rates.

• Simple integration and highly customizable solution. Our off-the-shelf, custom integration options are designed to provide seamless flexibility to merchants seeking efficient and effective rollouts of digital POS solutions.

• Developer documentation. Our developer portal contains extensive developer documentation that makes it easy for developers to integrate via turnkey solutions, custom application programming interfaces ("API"), hosted programs, or other integrations.

We believe that merchants realize the following benefits from our platform:

• More customers. Merchants add incremental customers from the non-prime segment who otherwise might not be shopping on their site.

• Better conversion. Merchants have the potential to increase customer conversion when they offer our platform as it provides customers an alternative financing solution.

• High rate of repeat customers. Our easy-to-use platform has generated a loyal following of repeat customers (defined as customers who have originated more than one lease with Katapult over their lifetime). During the fiscal year ended December 31, 2021, 41% of our gross originations were completed with repeat customers.

• Ease of integration. Our direct API allows for fast integration with minimal investment with merchants able to easily connect the platform to their existing online shopping cart. Moreover, we provide a dedicated integration team to ensure efficient rollouts.

Merchant Partners

We are party to an agreement with Wayfair Inc., dated November 24, 2020, whereby we provide Wayfair customers with lease-purchase options for certain Wayfair products directly on Wayfair’s customer website (the "Wayfair Agreement"). We originated approximately 63%, 70% and 60% of our gross originations for the years ended December 31, 2021, 2020 and 2019, respectively through the Wayfair Agreement. We originally entered into a retailer agreement with Wayfair in September 2018, which was superseded by the Wayfair Agreement. The Wayfair Agreement continues for successive two-year terms and may be terminated by either party at any time and for any reason provided that the terminating party provides written notice sixty days prior to the date of termination. The Wayfair Agreement does not prohibit Wayfair from offering LTO options from our competitors. The Wayfair Agreement allows us to benefit from Wayfair’s broad range of product offerings and market ourselves to a larger audience of consumers who may seek alternative payment options

As of December 31, 2021, we had over 150 total merchants on the platform. Our top ten merchants in the aggregate represented approximately 90%, 90% and 87% of our total gross originations for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.

Developer-First Approach to Integration

Our platform is designed to be easy and seamless to integrate regardless of integration method:

• Platform plug-in: Our API is fast and easy to integrate with a number of e-commerce platforms, including Shopify, Magento, WooCommerce and BigCommerce. Integrations with these platforms allow merchants to offer the Katapult lease purchase as an option at checkout, process our charges in their respective order management systems, and gain access to the Katapult's platform-based analytics software while maintaining control over the customer experience.

• Direct API: Our API enables merchants to fully control the placement and experience of our offering, which we believe aids the seamless integration of our lease-purchase option into the merchant’s existing infrastructure.

• Waterfall partnerships: A waterfall is where the application will flow from the prime lender to other financing and lease-purchase options automatically; this gives the consumer the best option for their situation. Our technology supports sophisticated integration with these partners with the goal of ensuring a smooth and efficient customer transaction experience during application and checkout.

Our Technology and Risk Assessment Model

Native E-Commerce Solution

We were born and bred to be an e-commerce solution for consumers and we believe we are the only non-prime consumer POS lease-purchase platform focused on e-commerce. We offer a fully-digital, seamless and differentiated platform driven by proprietary technology and risk models that have been developed over several years.

Technology, Engineering Talent and Product Architecture

Our proprietary technology platform is essential to our core operations. We utilize modern, cutting-edge technology including sophisticated behavioral machine learning models and cloud-based computing designed to offer a seamless digital consumer experience on the front end as well as a constantly evolving real-time decision engine on the back end. In order to build these proprietary, innovative and secure products, we place a significant emphasis on identifying and employing talented and driven technology-focused professionals and engineers.

Data Driven

Our proprietary technology platform combined with data collection, accumulation and analysis provide us with meaningful insights that allow the business to perform better. As additional data from new transactions is continuously incorporated into the risk assessment models, algorithms and business practices, we are able to improve our risk assessment model, algorithms and business practices over time. We believe this allows us to further mitigate repayment and fraud risk. Additionally, we leverage customer preference and activity data to identify opportunities for repeat business, new customer offerings and general performance enhancements.

We use a complex set of proprietary approval and existing customer modeling to achieve low levels of fraud and high payment performance, with the goal of protecting consumers, merchants, and us. The platform checks approximately 100 transaction attributes and up to 2,000 data points in aggregate across the fraud detection and risk models, from a minimum of seven user inputs consumers provide and data acquired from other sources.

Proprietary Risk Assessment Models

Our proprietary, end-to-end technology platform has been designed and built to handle the volume and data from e-commerce transactions. The system is non-FICO based, relying on internally developed scoring and analytics to identify appropriate customers for our lease-purchase offering. Our behavioral learning-based risk models are designed to effectively price risk and provide customized recommendations. The platform considers data beyond traditional credit scores, such as lease history, behavioral biometrics and mobile device information to predict repayment ability, and leverages this with real-time response data.

Lean and Scalable Model

Compared to brick-and-mortar non-prime options, we have been successful in addressing the non-prime consumer through POS solutions on e-commerce merchant websites.

As compared to brick and mortar non-prime options, we believe our model focused on the e-commerce POS lease-purchase option is efficient and scalable for the following reasons:

• Over time as transaction volume grows, we are positioned to achieve more operating leverage. Our model is primarily driven by a technology platform that does not require significant increases in operating overhead to support sales growth.

• We have no inventory risk and offer a drop-ship option. We do not have the costs associated with buying, storing and shipping inventory. Instead, goods are shipped directly to consumers.

Our Growth Strategies

We believe we have several strong levers for growth including the opportunity to increase market share of the e-commerce durable goods market. We estimate that we capture less than 1% of the virtual lease-to-own market, based on our 2021 gross originations.

We believe we will significantly benefit from increasing e-commerce adoption, deepening relationships with existing merchants, and further partner expansion. New merchants and partner POS integrations, as well as product enhancements and new product diversification also present additional areas of potential growth. In addition, data analytics services and merchant co-marketing initiatives and dynamic consumer scoring models are other potential avenues to drive growth.

Our multi-pronged growth strategy is designed to create opportunities that drive value for consumers and merchants. Near-term areas of focus include expanding to higher-frequency transactions, expanding customer reach, and expanding merchant reach.

Significant levers for continued organic growth

• Deepen relationships with existing merchants. Currently, our transactions represent a modest percentage of the average transaction volume for merchants on the platform. We believe we can increase our share of existing merchants’ overall transaction volumes with our technology, by proactively building relationships with merchants and our customer base through dedicated sales and customer success teams.

• Partner expansion. We have identified thousands of eligible merchants offering durable goods that could benefit from access to our platform. We plan to pursue business relationships with eligible merchants on these platforms, as well as identify and integrate our platform into new or emerging systems and networks to attract additional merchant communities. We have expanded our sales and business development teams to pursue these merchants.

• New merchant and partner POS integrations. We have the opportunity to increase the number of integrated merchants on the network through our dedicated sales team and referral relationships.

• Product enhancements and new product diversification. We plan to enhance our current product offering and diversify with new product development with the goal of helping merchants increase conversion rates, repeat transaction rates and customer satisfaction.

Expand Consumer Reach

• Add more consumers to the network. As more consumers join the network, our risk models become more efficient and robust, thereby positioning us to reach more non-prime consumers reliably. Merchant co-marketing initiatives intend to attract new consumers to try lease-to-own as a payment preference.

• Drive repeat use. We aim to continue driving repeat use of our platform by treating customers with respect, identifying consumer needs and focusing on customer satisfaction, paired with delivering data analytics to merchants to support shopping behaviors.

• Innovate on new product solutions. We are focused on innovating and bringing new financial partnerships and products to market for non-prime consumers.

Competition

We compete with national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and/or installment payment options), traditional and online sellers of new and used merchandise, and various types of consumer finance companies that may enable customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option.

Sales and Marketing

Our marketing strategy includes brand marketing, communications, and co-marketing campaigns that we collaborate on with our merchant partners. Brand marketing increases awareness among consumers and merchants, helping them understand the benefits of our platform. We utilize dedicated sales teams and leverage strategic partnerships with other platforms to expand our merchant and consumer base.

Seasonality

We experience seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue is moderately seasonal and strongest during the first quarter primarily due to historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise during the first quarter of the year. Adverse events that occur during these months could have a disproportionate effect on our financial results for the fiscal year.

Employees and Human Capital Resources

Human Capital Oversight

Our employees are critical to our success. As of December 31, 2021, we had 130 employees primarily located in the United States. We also engage a small number of consultants and contractors to supplement our permanent workforce. To date, we have not experienced any work stoppages and maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

At Katapult, our people are our most valuable resource and critical to our success. We believe in an open and collaborative work environment which encourages employees to be accountable and take ownership in their performance and development. Our executive management team creates a culture and environment where every team member can achieve success. The Compensation Committee of our board of directors is engaged in the oversight of our employees, work environment, and compensation practices, and receives regular updates from management on progress and developments, and our executive management team and Compensation Committee receive regular reports on progress against our annual human resources goals.

We offer competitive compensation to attract and retain top talent. Our total compensation packages generally include market-competitive salary, bonus, sales commissions and equity awards. We strive to provide competitive compensation packages to all employee positions consistent with skill level, geographic location and experience. At least annually, we review our compensation practices internally and with the assistance of a third-party compensation consultant.

Regulatory

Government Regulation

Our operations are governed by the requirements of numerous federal and state laws, and by the agencies that interpret and enforce those laws. This summary is not intended to be a complete summary of the laws referred to below or of all the laws regulating our operations.

There are currently 46 states, plus the District of Columbia, that have enacted lease-purchase statutes which set forth core requirements for our personal property lease-purchase transactions. These laws dictate our obligations with regard to consumer disclosures, pricing maximums, fees, and marketing, among other requirements. These laws may change, or the agencies charged with overseeing these laws may issue future guidance on the interpretation of these laws that is new, unforeseen, or otherwise conflicts with our current practices. Violations of these state lease-purchase laws can result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations, agency interpretations and guidance, or judicial or administrative decisions concerning the laws governing our operations, and there can be no assurance that future laws, regulations, interpretations or decisions will not have a material adverse effect on our operations, earnings or financial condition.

We are also required to be licensed in certain states in order to engage in lease-purchase transactions. While we hold required licenses, such licensing requirements could unexpectedly change which in turn could impact our operations.

Regarding federal law, at the present time, no federal law specifically regulates the core lease-purchase transaction offered by us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) does not regulate leases with terms of less than 90 days. Katapult’s lease-purchase transactions carry terms of, at most, month-to-month, and therefore are less than 90 days, such that the transactions do not fall within the transactions specifically covered by Dodd-Frank. These issues notwithstanding, various aspects of our business are governed by federal laws and regulations. For example, the Federal Trade Commission (“FTC”) oversees business practices that are unfair, deceptive or fraudulent to consumers, including within the lease-purchase industry. As such, we seek to ensure that we comply with FTC rules and regulations relating to our operations and we pursue compliance management practices to do so; however, any violation of such rules or regulations could have a material adverse impact on our operations.

Also, state and federal regulatory authorities, including state attorneys general offices, state agencies such as the California Department of Financial Protection and Innovation, and the FTC, are increasingly focused on the consumer financial marketplace and personal property leasing generally. At any time, these agencies could initiate new investigations or otherwise take action that could result in significant adverse changes in the regulatory landscape for the lease-purchase industry in which we operate. We cannot predict whether any state attorneys general, state consumer protection agency, or federal regulatory agency will direct investigations or regulatory initiatives towards us or our industry in the future, or what the impact of any such future action(s) might be.

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the California Consumer Privacy Act of 2018 (“CCPA”), and the Payment Card Industry Data Security Standard (“PCI DSS”). In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

The CCPA is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. The CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

As a Company, we seek to ensure that all employees act in a legal, ethical and dignified manner and carry out the Company’s business consistent with such standards and consistent with the laws discussed above. See the section titled “Risk Factors” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of December 31, 2021, we owned three registered trademarks and two trademark applications in the United States.

Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third-parties who may use our technology or other proprietary information to develop services that compete with ours.

See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Available Information

Our principal executive offices are located at Katapult Holdings, Inc., 5204 Tennyson Parkway, Suite 500, Plano, TX 75024, and Katapult’s telephone number is (833) 528-2785. Our website address is www.katapult.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available on our website our Code of Business Conduct and Ethics, our corporate governance principles, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

Item 1A. Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. The summarized risks described below are not the only risks that we face. The following summarized risks as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, results of operations, financial condition, earnings per share, cash flow or the trading price of our common stock. These summarized risks include, among others, the following:

Risks Related to Our Business, Strategy and Growth

•A large percentage of our gross originations is concentrated with Wayfair and we may be unable to attract additional merchant partners as well as retain and grow our relationships with our existing merchant partners.
•Our success depends on the effective implementation and continued execution of our strategies.
•The success of our business is dependent on factors affecting consumer spending that are not under our control.
•Unexpected changes caused by macro conditions, such as inflation could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of customer's ability to perform.
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•We rely on the accuracy of third-party data, and inaccuracies in such data could adversely impact our approval process.
•The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.
•To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, we may not be able to do so effectively.

Risks Related to Our Indebtedness

•We have substantial indebtedness, which reduce our capability to withstand adverse developments or business conditions.
•Our credit facility includes restrictive covenants, which could limit our flexibility and our ability to make distributions.
•A change in control as defined by our credit agreement could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Financial Risks Related to Our Business

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

Risks Related to Our Technology and Our Platform

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

Legal and Compliance Risks

•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products or services, limit their use or adoption, and otherwise negatively affect our operating results and business.
•We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.
•Our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting in connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2021, 2020 and 2019, and we may identify additional material weaknesses in the future.
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

Other Risks

•Our management has limited experience in operating a public company.
•We will continue to incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.
•Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Common Stock to decline.
•The price of our securities may change significantly in the future and you could lose all or part of your investment as a result.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our securities could decline.

Risks Relating to Our Business and Industry

Risks Related to Our Business, Strategy and Growth

A large percentage of our gross originations is concentrated with a single merchant partner, and the loss of this merchant partner or any other key merchant relationship or partner would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We depend on continued relationships with Wayfair and other key merchant partners. Our top merchant partner, Wayfair, represented approximately 63%, 70% and 60% of our gross origination dollars for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. Our top ten merchant partners in the aggregate represented approximately 90%, 90%, and 87% of our gross origination dollars for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchant partners shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks such single merchant, such as Wayfair, or other key merchants, such as risk impacting their industry, business and results of operations related to COVID-19, supply chain issues (including availability of raw materials from Russia and Ukraine), consumer spending changes, inflation, access to capital markets, labor shortages or other risks they may be facing with respect to their industry, business or results of operations. For example, supply chain issues due to disruptions from the COVID-19 pandemic and inflation have been and could continue to negatively impact our merchant partners. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are negatively impacted by the ongoing COVID-19 supply chain disruptions this would impact our results of operations, financial condition and future prospects.

The loss of Wayfair as a merchant partner, in particular, would materially and adversely affect our business, results of operations, financial condition, and future prospects. In addition, a material modification in the merchant agreement with Wayfair or a significant merchant partner could affect our results of operations, financial condition, and future prospects.

We also depend on continued relationships with key partners that assist in obtaining and maintaining our relationships with merchants. There is a risk that e-commerce platforms with which we partner (such as Shopify, BigCommerce, WooCommerce, and Magneto) may limit or prevent Katapult from being offered as a payment option at checkout. We also face the risk that our key partners could become competitors of our business.

If Wayfair or another key merchant partner chooses to no longer partner with us or choose to partner with a competitor, this loss would materially and adversely affect our business, results of operations, financial condition and future prospects.

If we are unable to attract additional merchant partners and retain and grow our relationships with our existing merchant partners, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success is dependent on our ability to maintain our relationship with our existing merchant partners and grow our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into through the Katapult platform and do not represent revenue earned) from those existing merchant partners through their e-commerce platforms, and also to expand our merchant partner base. Our ability to retain and grow our relationships with merchant partners depends on the willingness of our merchant partners to partner with us. The attractiveness of our platform to merchant partners depends upon, among other things, our brand and reputation, ability to sustain our value proposition to merchant partners for consumer acquisition, the attractiveness to merchant partners of our digital and data-driven platform, the services, products and customer decisioning standards offered by our competitors; and our ability to perform under, and maintain, our merchant partner agreements.

In addition, competition for smaller merchant partners has intensified significantly in recent years, with many such merchant partners simultaneously offering several products and services that compete directly with the products and services offered by us. Having a diversified mix of merchant partners is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of retailer. If we fail to retain any of our larger merchant partners or a substantial number of our smaller merchant partners, if we do not acquire new merchant partners, if we do not continually grow our gross originations from our merchant partners, or if we are not able to retain a diverse mix of merchant partners, our results of operations, financial condition, and prospects would be materially and adversely affected.

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

Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war (including the conflict involving Russia and Ukraine), pandemics (such as COVID-19), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. With respect to availability of credit, our business may be adversely impacted by, among other issues, where other consumer finance companies increase the availability of credit to our target consumer market. Unfavorable changes in factors affecting discretionary spending for non-prime consumers could reduce demand for our products and services resulting in lower revenue and negatively impacting the business and our financial results.

Inflation has recently increased at the fastest pace in nearly 40 years. Food, energy, residential rent, and other costs have increased, reflecting a tight labor market and supply chain issues. In addition to reducing demand for our products, high levels of inflation may unfavorably impact our customers' ability to make the payments they owe us, resulting in increased customer payment delinquencies and lease merchandise write-offs and decreased gross margins.

Unexpected changes caused by macro conditions, such as inflation could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in behavior caused by macro conditions, including, for example, widespread and prolonged supply chain disruptions, the expiration of government stimulus payments and/or the significant increase in inflation in the U.S. which has reached levels not seen in 40 years, the U.S. economy experiencing a prolonged recession and/or job losses or increased job absenteeism for hourly employees who are our customers, related to the COVID-19 pandemic and changes in customer behavior relating thereto, may lead to increased incidence and costs related to impairment of property held for lease. Due to the nature and novelty of the crisis, and levels of inflation not experienced in decades, our decisioning process will likely require frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools. These decisioning tools may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to customer behaviors, which in turn may limit the ability of our business to manage risk, avoid charge-offs and may result in insufficient reserves.

If we fail to maintain customer satisfaction and trust in our brand, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

We provide an additional option for consumers seeking to purchase durable goods from e-commerce merchant partners. If consumers do not trust our brand or do not have a positive experience, they will not use our products and services and be unable to attract or retain merchant partners. In addition, our ability to attract new consumers and merchant partners is highly dependent on our reputation and on positive recommendations from our existing customers and merchant partners. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive customer referrals that we receive and the number of new and repeat customers. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

If we are unable to attract new consumers and retain and grow our relationships with our existing consumers, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success depends on our ability to generate repeat use and increased gross originations from existing customers and to attract new consumers to our platform. Our ability to retain and grow our relationships with our consumers depends on the willingness of consumers to use our products and services. The attractiveness of our data-driven platform to consumers depends upon, among other things, the number and variety of our merchant partners and the mix of products and services available through our platform, our brand and reputation, customer experience and satisfaction, trust and perception of the value we provide, technological innovation, and the services, products and customer decisioning standards offered by our competitors. If we fail to retain our relationship with existing customers, if we do not attract new consumers to our platform, products and services, or if we do not continually expand usage, repeat customers and gross originations, our results of operations, financial condition, and prospects would be materially and adversely affected.

We operate in a highly competitive industry, and their inability to compete successfully would materially and adversely affect our results of operations, financial condition, and prospects.

We operate in a highly competitive industry. We face competition from a variety of businesses and new market entrants, including competitors with lease-to-own products for e-commerce goods and other types of digital payment platforms. We face competition from virtual lease-to-own companies, e-commerce retailers (including those that offer layaway programs and title or installment lending), online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at online retailers, as well as with online rental stores that do not offer their customers a purchase option. These competitors may have significantly greater financial and operating resources, greater name recognition and more developed products and services, which may allow them to grow faster. Greater name recognition, or better public perception of a competitor’s reputation, may help the competitor divert market share. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing strategy or lose business. Moreover, prime lenders may loosen their underwriting standards and provide credit to non-prime consumers, which would impact the credit quality of our customers and our business and results of operations. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with our merchant partners. An increase in competition could cause our merchant partners to no longer offer our product and services in favor of our competitors, or to offer our product and the products of our competitors simultaneously, which could slow growth in our business and limit or reduce profitability. Merchant partners could also develop their own in house product that competes with our product. Furthermore, virtual lease to own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on merchant partner relationships that may prove to be more successful.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates, including the size of the virtual lease to own market, and expectations about market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the markets in which we compete meet our size estimates and growth expectations, our business could fail to grow for a variety of reasons, which could adversely affect our results of operations.

We rely on the accuracy of third-party data, and inaccuracies in such data could adversely impact our approval process.

We use data from third parties as part of our proprietary risk model used to assess whether a consumer qualifies for a lease purchase option from a merchant. We are reliant on these third parties to ensure that the data they provide is accurate. Inaccurate data could cause us to not approve transactions that otherwise would have been approved, or instead, approve transactions that would have otherwise been denied and may lead to a higher incidence of bad debts and could have an adverse impact on our results of operations and financial condition.

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

Risks Related to Our Indebtedness

We have substantial indebtedness, which reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness, and as of December 31, 2021, the total aggregate indebtedness under the senior secured term loan and revolving loan facility, (the "credit facility") of Katapult SPV-1 LLC (the "Borrower") was approximately $113.6 million of principal outstanding. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the credit facility. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit agreement governing the credit facility and may impact our ability to pay or refinance our indebtedness as it comes due, which would adversely affect our business, results of operations and financial condition.

Our overall leverage and the terms of our credit facility could also:

•make it more difficult for us to satisfy obligations;
•limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;
•limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•limit our ability to adapt to changing market conditions;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•require us to dedicate a significant portion of our cash flow from operations to paying the principal and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and in our industry generally; and
•place us at a competitive disadvantage compared with competitors that have a less significant debt burden.

In addition, the credit facility, secured by a pledge over all of the assets of the Borrower is guaranteed by us and our wholly-owned subsidiary, Katapult Group, Inc., which in turn is secured by a pledge over all of our assets and the assets of Katapult Group, Inc.

The credit agreement governing our senior secured term loan and revolving loan facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue our growth strategies or initiatives. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the credit facility, which would have a material adverse effect on our business, financial condition and results of operations.

The credit agreement governing our senior secured term loan and revolving loan facility contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the credit facility; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under our credit facility are subject to prepayment penalties, which would limit our ability to pay or refinance our credit facility. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives.

The credit agreement governing our credit facility also requires us to maintain the following financial covenants:

•Minimum Trailing Twelve Month Adjusted EBITDA: As of the end of each fiscal month, the TTM Adjusted EBITDA (as defined in the credit agreement) must not be less than (i) during the period on and after October 1, 2021 and until (and including) June 30, 2023, ($15,000,000), (ii) during the period on and after July 1, 2023 and until (and including) December 31, 2023, $0.00, and (iii) at all times thereafter, $20,000,000.

•Minimum Tangible Net Worth: As of the end of each fiscal month, the Tangible Net Worth (as defined in the credit agreement) of Katapult Holdings, Inc. and its subsidiaries, on a consolidated basis, must be greater than or equal to the sum of (i) $(18,500,000) plus (ii) the greater of (A) zero dollars and (B) fifty percent of all aggregate Parent Consolidated Net Income (as defined in the credit agreement) since April 30, 2019 (as determined in accordance with GAAP.

•Minimum Liquidity: As of any date of determination, Katapult Holdings, Inc. must not permit Liquidity (as defined in the credit agreement) to be less than $50 million of cash and cash equivalents on hand.

•Compliance with Total Advance Rate: At the end of each fiscal month and as of the making of any advance under the credit agreement, the Total Advance Rate (as defined in the credit agreement) must not exceed (i) from the period on or after October 1, 2021 to and including December 31, 2022, 140%, (ii) from January 1, 2023 to and including December 31, 2023, 130% and (iii) at all times thereafter, 120%. If at any time during which a Total Advance Rate Reserve Account is in place (as defined in the credit agreement), the Total Advance Rate exceeds the applicable rate for any of the foregoing periods, the borrower may cure such Default (as defined in the credit agreement) by depositing funds in the Total Advance Rate Reserve Account in an amount necessary to reduce the Total Advance Rate to the maximum permitted rate for such period; provided that borrower's right to cure a Default may be exercised no more than a total of five (5) times. On March 14, 2022, the borrower, Katapult Holdings, and Katapult Group, Inc. entered into the thirteenth amendment to the credit agreement to amend the number of times the borrower can cure a default with respect to compliance with the Total Advance Rate covenant from two to five. As of the date of this report, the borrower has exercised its right to cure such a default two times.

Failure to comply with any of these covenants or other obligation or agreement under the credit agreement that is not cured within the specified period under the credit agreement would result in an event of default under the agreement. In such event, if we are unable to negotiate with our lenders for a waiver or dispensation under the agreement, we would not be able to borrow under the credit agreement and our lenders would have the right to terminate the loan commitments under the credit agreement and accelerate repayment of all obligations under the credit agreement that would become due and payable immediately, which would have a material adverse effect on our business, results of operations and financial position. If we do not have sufficient liquid assets to repay amounts outstanding under the credit facility, the lenders have the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all.

The failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our common stock. We cannot be certain when or if the operations of our business will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support and grow our business and may require additional funds to respond to business challenges, including the need to develop or enhance our technology, expand our sales and marketing efforts or develop new products. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur additional debt, the debt holders could have rights senior to holders of our common stock and/or existing debt to make claims on our assets. The terms of any additional debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because the decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their common stock and diluting their interest.

A change in control as defined by our credit agreement could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Under our credit facility, all of the outstanding loans are required to be prepaid in full (together with accrued and unpaid interest and prepayment premium) and the revolving loan commitment will terminate if a Change of Control (as defined in the credit agreement) occurs that is not approved by the lenders’ administrative agent under the credit agreement. A Change of Control includes the occurrence of the following: (i) any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, but excluding any employee benefit plan of such person or its subsidiaries, and any person or entity acting in its capacity as trustee, agent or other fiduciary or administrator of any such plan) becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, except that a person or group shall be deemed to have “beneficial ownership” of all securities that such person or group has the right to acquire (such right, an “option right”), whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of 35% or more of the equity securities of Katapult Holdings, Inc. entitled to vote for members of the board of directors (on a fully-diluted basis (and taking into account all such securities that such person or group has the right to acquire pursuant to any option right), and (ii) certain changes in the composition of our board of directors occurs during a twenty-four month period which were not recommended or approved by at least a majority of directors who were directors at the beginning of such twenty-four month period.

As of December 31, 2021, we had $62.0 million of principal outstanding under the revolving portion of our credit facility. In addition, we had borrowings under our term loan of $51.7 million as of December 31, 2021.

If any specified change in control occurs and the lenders accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under this agreement.

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

There can be no assurance that we will be able to reach any agreement on a replacement benchmark, and there can be no assurance that any agreement we reach will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in a significant increase in our debt service obligations, which could adversely affect our financial condition and results of operations. In addition, the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR, which could have an adverse impact on our ability to refinance, reprice or amend our credit facility or incur additional indebtedness, on favorable terms or at all.

Financial Risks Related to Our Business

We have a history of operating losses and may not sustain profitability in the future.

We generated net income of approximately $21.2 million during the year ended December 31, 2021 and net income of approximately $22.5 million in the fiscal year ended December 31, 2020. We incurred a net loss of approximately $18.8 million in the fiscal year ended December 31, 2019. As of December 31, 2021, our accumulated deficit was approximately $36.8 million. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract consumers, merchants, and funding sources, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not maintain profitability on a quarterly or annual basis.

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

Since inception we have experienced significant transaction volume and revenue growth. Our revenue has increased year-over-year since 2018. We have a relatively limited operating history at our current scale, and our growth in recent periods exposes us to increased risks, uncertainties, expenses, and difficulties. If we are unable to maintain at least our current level of operations using cash flow, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change", generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. The completion of the Business Combination may trigger an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and other tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

Risks Relating to Our Technology and Our Platform

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data. For example, we process the personal data of consumers, including Social Security Numbers. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement.

Additionally, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. Several states and localities have also enacted measures related to the use of artificial intelligence and machine learning in products and services. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

Increasingly, some aspects of our business may be reliant on our ability to have our products and services be accepted by or compatible with a third-party platform, and any inability to do so could negatively impact our business. For example, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Individuals may increasingly resist our collecting, using, and sharing of personal data to deliver targeted advertising. Individuals are becoming more aware of options related to consent, “do not track” mechanisms, and “ad-blocking” software, any of which could materially impact our ability to collect personal data and deliver relevant promotions or media. As a result, we may be required to change the way we market our products. Any of these developments could impair our ability to reach new or existing customers or otherwise negatively affect our operations. In addition, the CCPA grants California residents the right to opt-out of a company’s sharing of personally identifiable information for advertising purposes in exchange for money or other valuable consideration.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, disclose, process, transfer, receive, generate, make accessible, protect, secure, dispose of, transmit and share (collectively, “processing”) proprietary, confidential and sensitive data, including personally identifiable information, intellectual property, and trade secrets (collectively, “sensitive information”). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, virtual card processing, encryption and authentication technology, employee email, and other functions. We may share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to cyber-attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to: computer malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), social engineering (including phishing attacks), ransomware attacks, denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunication failures, earthquakes, fires, floods, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-

party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products or services) or the third-party information technology systems that support us and our services. We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our products are compromised, a significant number of companies could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.

The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, or services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: interruptions into our operations (including availability of data), litigation (including class claims), an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); negative publicity; reputational damage; loss of consumers and ecosystem partners;, monetary fund diversions; financial loss; and other similar harms. Additionally, our originating bank partners also operate in a highly regulated environment, and many laws and regulations that apply directly to our originating bank partners are indirectly applicable to us through our arrangements with our originating bank partners. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Legal and Compliance Risks

Our business is subject to the requirements of various federal, state and local laws and regulations, which can require significant compliance costs and expose us to government investigations, significant additional costs, fines or other monetary penalties or settlements, and compliance-related burdens.

Our business is subject to extensive federal, state and local laws and regulations and an increased risk of regulatory actions as a result of the highly regulated nature of our industry and the focus of state and federal enforcement agencies on the lease-to-own industry in particular. Any adverse change in applicable laws or regulations, the passage of unfavorable new laws or regulations, or the manner in which any applicable laws and regulations are interpreted or enforced could dictate changes to our business practices that may be materially adverse to the Company. Further, our transactions are subject to various federal and state laws and regulations which may result in significant compliance costs as well as expose us to litigation. In particular, our rental-purchase transactions and the consumer-facing operations related thereto, such as collections and marketing, are subject to various other federal, state and/or local consumer protection laws. These laws, as well as the rental-purchase statutes under which we operate, provide various remedies in connection with violations, including restitution and other monetary penalties and sanctions which in certain circumstances can be significant.

We cannot determine with any degree of certainty whether any new laws or regulations will be enacted, or whether government agencies will initiate new or different interpretations of existing laws. The impact of new laws and regulations, or modifications by regulators concerning the interpretation or enforcement of existing laws, on our business is not known; however, any such changes could materially and adversely impact our business.

The laws and regulations applicable to our operations are subject to agency, administrative and/or judicial interpretation. Some of these laws and regulations have been enacted only recently and/or may not yet have been interpreted or may be interpreted infrequently. As a result of non-existent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to the requirements of any applicable laws and regulations. Any ambiguity under a law or regulation to which we are subject may lead to regulatory investigations, governmental enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with such laws or regulations.

Federal and state agencies have increased their focus on consumer financial products and services. State law enforcement agencies and regulators appear to have increased their scrutiny of entities operating within the personal property rental-purchase, or “lease-to-own”, industry. For example, the California Department of Financial Protection and Innovation (“DFPI”) has issued subpoenas and is conducting investigations into practices of entities operating within the personal property rental-purchase industry. Similarly, state attorneys general also appear to have increased their scrutiny of the industry. As of the date of this filing, the Company has not received investigatory demands from California DFPI or state attorneys general. However, there can be no assurance that the
Company will not be included in future actions of the same or similar nature and, if it is, that it would not lead to an enforcement action, consent order, or substantial costs, including legal fees, fines, penalties, and remediation expenses.

We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. For example, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. The case is still pending. See Part II, Item 8. Note 14 - Commitments and Contingencies in this Annual Report on Form 10-K for more information. Litigation of this type is expensive and could result in substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which could have an adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting in connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2021, 2020, and 2019 and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

In connection with the audit of our financial statements for the fiscal years ended December 31, 2021, 2020 and 2019, our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in aggregate constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

The material weaknesses identified during the December 31, 2020 and 2019 audits relate to (i) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, (ii) a lack of control in place to perform a review of the depreciation, cost of property sold, and impairment expense curves, specifically associated with evaluating the accuracy and completeness of the underlying data supporting the curves, or reconcile the expense amounts per the curves to the general ledger, (iii) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted, (iv) an incomplete implementation of the information and communication component of the COSO framework, specifically with respect to user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (v) a lack of controls in place surrounding the accounting of warrants from FinServ. As of December 31, 2021, the material weaknesses identified in (ii), (iv) and (v) above were remediated.

As part of our plan to remediate the remaining material weaknesses, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We cannot assure you that the measures that we have taken, and that will be taken, to remediate these material weaknesses will, in fact, remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.

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

When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to remediate our existing material weakness or identify additional material weaknesses and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis and the market price of our common stock may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In addition to the material weaknesses in internal control over financial reporting identified in connection with the audit of our financial statements for the fiscal year ended December 31, 2021, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404, we expect to incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our common stock.

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

We are subject to legal proceedings from time to time which seek material damages. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.

We are subject to legal proceedings which seek material damages. For example, in April 2021, Daiwa Corporate Advisory Services filed a complaint against us for breach of contract with respect to transactions in connection with our Merger. In addition, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. These cases are still pending. See “Part II, Item 8. Note 14 - Commitments and Contingencies” in this Annual Report on Form 10-K for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.

In addition, others in our industry have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. If we are named in any such class action lawsuits or other legal proceedings, significant settlement amounts or final judgments could materially and adversely affect our liquidity and capital resources.

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

Operational Risks Related to Our Business

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

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, vendors, and other service providers. Our business depends on our employees, vendors, and service providers to process a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and lease-to-own transactions that involve the use and disclosure of personally identifiable information and business information. We could be adversely affected if transactions were redirected, misappropriated, or otherwise improperly executed, personal and business information was disclosed to unintended recipients, or an operational breakdown or failure in the processing of other transactions occurred, whether as a result of human error, a purposeful sabotage or a fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal data and interact with consumers and merchants through our platform is governed by various federal and state laws. If any of our employees, vendors, or service providers take, convert, or misuse funds, documents, or data, or fail to follow protocol when interacting with consumers and merchants, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents, or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. For example, our operations are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Violations by our employees, contractors or agents of policies and procedures we have implemented to ensure compliance with these laws could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation. It is not always possible to identify and deter misconduct or errors by employees, vendors, or service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these occurrences could result in our diminished ability to operate our business, potential liability to consumers and merchants, inability to attract future consumers and merchants, reputational damage, regulatory intervention, and financial harm, which could negatively impact our business, results of operations, financial condition, and future prospects.

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

Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees, is extremely intense. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced engineering and technology personnel, as well as other qualified employees, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

The COVID-19 pandemic has impacted our working environment and diverted personnel resources and any prolonged effects of the pandemic may adversely impact our operations and employees.

We have had to expend, and expect to continue to expend, personnel resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. Any prolonged diversion of personnel resources may have an adverse effect on our operations. Our staff continues to work in a mainly remote environment. Over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Additional Risks Relating to Ownership of Company Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our common stock and public warrants are publicly traded on the Nasdaq Capital Market ("Nasdaq"). In order to continue listing our securities on the Nasdaq, we will be required to maintain certain financial, distribution and stock price levels.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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

The trading price of our common stock and public warrants is likely to be volatile and the trading price of our securities have experienced extreme volatility and a significant decline. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic and other factors. Market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. Our operating results have been below and could continue to be below the expectations of public market analysts and investors due to a number of potential factors, including:

•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•the impact of the COVID-19 pandemic and its effect on our business and financial conditions;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our common stock or other securities;
•investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war (including the conflict involving Russia and Ukraine), acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock or public warrants is low.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to devote substantial time for new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended. The Sarbanes-Oxley Act, the

Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will impact our financial position. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause its stock price or trading volume to decline.

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

The lock-up agreement contained in the Amended and Restated Registration Rights Agreement (the “A&R RRA”) with us expired and the shares of common stock held by the stockholders party to the A&R RRA are eligible for resale which could result in the market price of shares of our common stock dropping significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 8,932,162, and as of December 31, 2021, there were 6,470,397 shares of common stock available for future issuance under the 2021 equity incentive plan.

In the future, we may also issue securities in connection with investments or acquisitions. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our existing stockholders.

Outstanding warrants to purchase an aggregate of 12,832,500 shares of our common stock became exercisable 30 days after the completion of the Merger. Each warrant entitles the holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we will take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) December 31, 2024, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

These provisions provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•limiting the ability of stockholders to act by written consent; and
•our board of directors have the express authority to make, alter or repeal our Amended and Restated Bylaws.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Plano, Texas, which consists of approximately 12,000 square feet under a lease that expires in August 2023, subject to our option to extend the term for two terms of five years each. Our New York, New York office consists of approximately 4,000 square feet of leased office space under a lease that expires in June 2025. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings. Refer to Note 14, Commitments and Contingencies, included in Part II, Item 8 of this Annual Report for a description of current legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to the closing of the Merger, FinServ’s units, shares of Class A common stock and warrants were publicly traded on The Nasdaq Capital Market (the “Nasdaq”). On June 10, 2021, our common stock and warrants began trading on the Nasdaq under the symbols KPLT and KPLTW, respectively. We no longer have any outstanding units.
Holders of Record

As of March 11, 2022, there were 129 holders of record of our common stock and the closing price of our common stock was $1.90 as reported on the Nasdaq Stock Market. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below shows the cumulative total stockholder return on our Common Stock with the cumulative total return on the Nasdaq Composite Index and the S&P 500 Information Technology Index. The graph assumes that $100 was invested at the market close on June 9, 2021, the date that our Class A common stock commenced trading on the Nasdaq Global Market, in each our common stock, the Nasdaq Composite Index, and the S&P 500 Information Technology Index. The graph uses the closing market price on June 9, 2021 of $14.52 per share as the initial value of our common stock. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Return on $100 investment on June 9th 2021
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
5/30/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
NASDAQ Composite
KPLT
S&P North America Tech Sector Index

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report. All dollar amounts are in thousands, unless otherwise specified.

Overview

We are an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for non-prime U.S. consumers. Our fully-digital, next-generation technology platform provides non-prime consumers with a flexible lease purchase option to enable them to obtain durable goods from our network of e-commerce merchants. See the section titled “Business” for further details on our business.

Key events impacting our business are as follows:

•COVID-19 — Due to the economic uncertainty that has and may continue to result from the COVID-19 pandemic, there is an added risk factor in the overall future outlook of the Company. We have implemented cost containment and cash management initiatives to mitigate the potential impact of the COVID-19 pandemic on our business and liquidity. Although we experienced positive performance during the onset of the pandemic due to increased customer activity and the resiliency of our business model, our business has been impacted by a number of factors including changes in consumer spending habits, government stimulus, new variants and other potential factors. Management continues to monitor both positive and negative potential business trends as these factors continue throughout 2022.

Key factors and trends impacting our business include the following:

•In the first quarter 2021, consumers were bolstered by two stimulus payments, one in January and the other in March, which drove spending and consequently our gross originations volume. These stimulus payments also changed historic 90-day buyout and delinquency patterns during 2020 through the first quarter 2021, with these trends now normalizing to pre-pandemic levels. Recent macro headwinds we have observed since fourth quarter 2021 that are continuing include key merchant partners experiencing lower sales volumes than they did in 2020 and early 2021. In addition, in response to these trends and a deterioration in overall payment ability of our customers, we initiated tightening of our underwriting in fourth quarter 2021 continuing into 2022, which has led to fewer approvals. The combination of these factors is resulting in gross originations trending down significantly year-over-year through February 2022.
•Record levels of inflation combined with supply chain issues (including availability of raw materials from Russia and Ukraine) are expected to impact customers ability to make lease payments and impact key merchant partners
•We anticipate that the challenging macro environment will continue in 2022 but expect that our largest merchant partners will be able to return to growth in the second half of 2022. We also anticipate that impairment charges will continue to rise back to pre-pandemic levels.
•Based on historical trends, if prime lenders that had previously expanded their underwriting due to record low delinquencies in 2020 and early 2021, tighten their underwriting, this would result in potential additional volume and higher credit customers to the Company.

Segment Information

We conduct our business within one business segment, which is defined as providing lease payment options to consumers for the purchase of durable goods from e-commerce partners. Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. There is a direct correlation between gross origination growth and revenue growth. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned. However, we believe this is a useful operating metric for both the Company and investors to use in assessing the volume of transactions that take place on our platforms.

The following table presents gross originations for the years ended December 31, 2021 and 2020, respectively:

(in thousands)	Years ended December 31,			2021 - 2020 Change		2020 - 2019 Change
	2021	2020	2019	$	%	$	%
Gross Originations	$247,964	$236,368	$102,545	$11,596	4.9%	$133,823	130.5%

Wayfair represented 63%, 70% , and 60% of gross origination during the years ended December 31, 2021, 2020 and 2019, respectively.

Gross originations have increased as a result of the addition of new merchant partners, government stimulus, and a continued shift of consumer spending online. The growth of gross originations from customers, excluding Wayfair, year-over-year was 29.9%.

Total Revenue and Bad Debt Recoveries

Total revenue represents the sum of rental revenue, other revenue, and service fees. Bad debt recoveries represent customer payments for receivables that had previously been written off. Bad debt recoveries represent a reduction to bad debt expense in the period in which they are collected. We measure these metrics to assess the total view of paythrough performance of our customers. We believe looking at these components of our consolidated financial statements is useful to an investor as it helps to understand the total payment performance of customers.

The following tables present total revenue and bad debt recoveries for the years ended December 31, 2021 and 2020, respectively:

(in thousands)	Years ended December 31,
	2021	2020	2019
Total revenue	$303,113	$247,200	$91,877
Bad debt recoveries (1)	$6,069	$3,465	$1,499

(1) Bad debt recoveries represent 21%, 22%, and 16% of total bad debt expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Gross Profit

Gross profit represents total revenue less cost of revenue, and is a measure presented in accordance with U.S. GAAP. We also use adjusted gross profit as a key performance indicator to provide an understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs, underwriting fees, and bad debt expense. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted gross profit, which is a non-GAAP measure utilized by management, to gross profit.

Components of Results of Operations

Revenue

Revenue consists of rental revenue, other revenue and service fees. Rental revenue consists of revenue earned from property held for lease and agreed-upon charges related to lease-purchase agreements. Other revenue consists of sub-lease revenue, revenue from merchant partnerships, and infrequent sales of property formerly on lease when customers terminate a lease and elect to return the property to the Company rather than the Company’s merchant partners. Service fees consists of fees related to leases originated by the Company’s former subsidiary Cognical SPV-4 LLC (which was liquidated in December 2020) on behalf of a third-party merchant which the Company services for a contractually determined fee.

Cost of Revenue

Cost of revenue consists primarily of depreciation expense related to property held for lease, impairment of property held for lease, net book value of property buyouts, payment processing fees, and other costs associated with offering lease-purchase transactions to customers.

Operating Expenses

Operating expenses consist of servicing costs, underwriting fees, professional and consulting fees, technology and data analytics expense, bad debt expense, compensation costs and general and administrative expense. Servicing costs primarily consist of permanent and temporary call center support. Underwriting fees primarily consist of data costs related to inputs from customer underwriting models. Professional and consulting fees primarily consist of corporate legal and accounting costs. Technology and data analytics expense primarily consist of salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Bad debt expense primarily consists of provisions for uncollectible accounts receivable, net of recoveries. Compensation costs consist primarily of payroll and related costs and stock-based compensation. General and administrative expense consists primarily of occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

(in thousands)	Years Ended December 31,		Change
	2021	2020	$	%
Revenue
Rental revenue	$302,794	$246,927	$55,867	22.6%
Other revenue	319	200	119	59.5%
Service fees	—	73	(73)	(100.0)%
Total revenue	303,113	247,200	55,913	22.6%
Cost of revenue	214,124	167,412	46,712	27.9%
Gross profit	88,989	79,788	9,201	11.5%
Operating expenses:
Servicing costs	4,737	4,077	660	16.2%
Underwriting fees	1,876	2,344	(468)	(20.0)%
Professional and consulting fees	5,987	2,949	3,038	103.0%
Technology and data analytics	8,196	6,296	1,900	30.2%
Bad debt expense	28,299	16,064	12,235	76.2%
Compensation costs	26,943	6,874	20,069	292.0%
General and administrative	11,294	4,278	7,016	164.0%
Total operating expenses	87,332	42,882	44,450	103.7%
Income from operations	1,657	36,906	(35,249)	(95.5)%
Loss on extinguishment of debt	—	(402)	402	(100.0)%
Interest expense and other fees	(16,485)	(13,588)	(2,897)	21.3%
Change in fair value of warrant liability	36,573	102	36,471	35755.9%
Income before provision for income taxes	21,745	23,018	(1,273)	(5.5)%
Provision for income taxes	(539)	(487)	(52)	10.7%
Net income	$21,206	$22,531	$(1,325)	(5.9)%

Rental revenue

Rental revenue increased by $55.9 million, or 22.6%, for the year ended December 31, 2021. The increase in rental revenue was attributed to the addition of new merchant partners on the Katapult platforms. During the period we onboarded 102 new merchant partners. In addition, we experienced a 5% increase in originations, which is a direct result of the increases in e-commerce activity.

Cost of revenue

Cost of revenue increased $46.7 million, or 27.9%, for the year ended December 31, 2021. This increase was primarily driven by various promotions and pricing concessions combined with the increase in rental revenue and origination volume over this period.

Gross profit

Gross profit increased by $9.2 million, or 11.5%, for the year ended December 31, 2021. The increase in gross profit was primarily due to the addition of new merchant partners and an increase in originations during the period. Gross profit as a percentage of total revenue decreased to 29% for the year ended December 31, 2021, compared to 32% for the same period in 2020. This decrease was driven by the normalization of customer payment performance as compared to the 2020 period and various promotions and pricing concession for merchant partners.

(in thousands)	Years Ended December 31,		Percentage of Total Revenue
	2021	2020	2021	2020
Total revenue	$303,113	$247,200	—	—
Servicing costs	4,737	4,077	1.6%	1.6%
Underwriting fees	1,876	2,344	0.6%	0.9%
Professional and consulting fees	5,987	2,949	2.0%	1.2%
Technology and data analytics	8,196	6,296	2.7%	2.5%
Bad debt expense	28,299	16,064	9.3%	6.5%
Compensation costs	26,943	6,874	8.9%	2.8%
General and administrative	11,294	4,278	3.7%	1.7%

Servicing Costs

Servicing costs increased by $0.7 million, or 16.2%, for the year ended December 31, 2021. This was primarily due an increase in call center headcount to service the increase in originations during the same period and was offset by scalability efficiencies achieved in the latter part of 2020 and throughout 2021.

Underwriting fees

Underwriting fees decreased by $0.5 million, or 20%, for the year ended December 31, 2021. This was primarily due to efficiencies achieved during the latter part of 2020 related to the continual refinement of our customer underwriting model and specifically, our ability to favorably renegotiate third party data costs, despite an increase in underwriting activity associated with increased revenue volume over the period.

Professional and consulting fees

Professional and consulting fees increased by $3.0 million, or 103%, for the year ended December 31, 2021. This increase was primarily driven by the Merger, which resulted in $1.2 million of non-capitalizable expenses for the year ended December 31, 2021. Further contributing to the increase were an increase in accounting and legal fees in preparation of becoming a public company and consulting fees associated with SOX compliance readiness as compared to 2020.

Technology and data analytics

Technology and data analytics expense increased by $1.9 million, or 30.2%, for the year ended December 31, 2021. This was primarily due to added employee headcount to continue the build-out of the Company’s technological infrastructure and continued improvement of our proprietary risk model algorithms, partially offset by a greater portion of software development activities qualifying for capitalization in 2021.

Bad debt expense

Bad debt expense increased $12.2 million, or 76.2%, for the year ended December 31, 2021. This increase was primarily driven by the increase in our lease base resulting in a larger accounts receivable balance year over year. In addition, delinquencies were at record lows during part of 2020 due primarily to the U.S. government stimulus to individuals for COVID-19 relief.

Compensation costs

Compensation costs increased by $20.1 million or 292% for the year ended December 31, 2021. This increase is related to an increase in stock-based compensation for the immediate vesting of restricted stock awards upon the Merger, payment of transaction related employee bonuses and added headcount to support our growth trajectory. Stock-based compensation increased $12.7 million from $0.4 million to $13.1 million year over year.

General and administrative

General and administrative expense increased by $7.0 million, or 164%, for the year ended December 31, 2021. This increase is related to an increase in insurance and other related costs as a public company, and increased marketing, advertising expenses, and software related expense.

Interest expense and other fees

Interest expense and other fees increased by $2.9 million, or 21.3%, for the year ended December 31, 2021. This was primarily due to an increase in total outstanding principal balance of indebtedness on our debt facilities during 2021. The principal balances on our indebtedness increased due to increased origination volume combined with borrowings on the term loan facility that we entered into during 2020.

Change in fair value of warrant liability

The change in fair value of warrant liability was $36.5 million for the year ended December 31, 2021. The balance consists of changes in the fair value of the Company’s warrant liability, which decreased due to the decline in the fair value of the public warrants.

Provision for income taxes

Provision for income taxes was $0.5 million for the years ended December 31, 2021 and 2020. The provision is related to certain states where accelerated federal tax depreciation is disallowed.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019:

(in thousands)	Years Ended December 31,		Change
	2020	2019	$	%
Revenue
Rental revenue	$246,927	$90,996	$155,931	171.4%
Other revenue	200	368	(168)	(45.7)%
Service fees	73	513	(440)	(85.8)%
Total revenue	247,200	91,877	155,323	169.1%
Cost of revenue	167,412	71,220	96,192	135.1%
Gross profit	79,788	20,657	59,131	286.3%
Operating expenses:
Servicing costs	4,077	2,934	1,143	39.0%
Underwriting fees	2,344	2,562	(218)	(8.5)%
Professional and consulting fees	2,949	1,347	1,602	118.9%
Technology and data analytics	6,296	4,293	2,003	46.7%
Bad debt expense	16,064	9,163	6,901	75.3%
Compensation costs	6,874	5,514	1,360	24.7%
General and administrative	4,278	4,236	42	1.0%
Total operating expenses	42,882	30,049	12,833	42.7%
Income from operations	36,906	(9,392)	46,298	(493.0)%
Loss on extinguishment of debt	(402)	(823)	421	(51.2)%
Interest expense and other fees	(13,588)	(8,577)	(5,011)	58.4%
Change in fair value of warrant liability	102	—	102	100.0%
Income before provision for income taxes	23,018	(18,792)	41,810	(222.5)%
Provision for income taxes	(487)	—	(487)	100.0%
Net income (loss)	$22,531	$(18,792)	$41,323	(219.9)%

Rental revenue

Rental revenue increased by $155.9 million, or 171.4%, to $246.9 million for the year ended December 31, 2020, from $91.0 million for 2019. This was primarily due to the Company’s addition of Wayfair as a merchant partner, which accounted for 72% of origination dollars in 2020, versus 58% in 2019. The difference in percentage of origination dollars was mainly driven by Wayfair being a merchant partner for the full year in 2020, versus a partial year in 2019. Additionally, the Company experienced a 119.1% increase in originations over the period due to the acceleration of e-commerce activity during the COVID-19 pandemic. A timing lag exists between originations and rental revenue because an origination in a given period will result in revenue over the resulting lease term, which can occur in subsequent periods. The 171.4% increase in rental revenue during 2020 was partly driven by a larger proportion of 2019 originations occurring towards the end of the year, as 38.3% of 2019 originations occurred in the fourth quarter 2019. These later 2019 originations resulted in increased rental revenue in early 2020.

Other revenue

Other revenue decreased by approximately $0.2 million, or 45.7%, to $0.2 million for the year ended December 31, 2020, from $0.4 million in 2019 due to our sub-lease arrangement ending in July 2019.

Service fees

Revenue from service fees decreased by $0.4 million, or 85.8%, to $0.1 million for the year ended December 31, 2020, from $0.5 million in 2019. This was primarily driven by the termination of a pilot partnership in February 2019.

Cost of revenue

Cost of revenue increased $96.2 million, or 135.1%, to $167.4 million for the year ended December 31, 2020, from $71.2 million in 2019. This increase was primarily driven by the proportional increase in rental revenue and origination volume over this period, which was offset by lower depreciation related to property held for lease. Cost of revenue as a percentage of total revenue decreased to 67.7% for the year ended December 31, 2020, compared to 77.5% in 2019. Cost of revenue decreased as a percentage of total revenue due to improved underwriting and payment collection performance.

Gross profit

Gross profit increased by $59.1 million, or 286.3%, to $79.8 million for the year ended December 31, 2020, from $20.7 million in 2019. This was due to the individual revenue and cost of revenue drivers described above. These individual drivers were caused by an overall increase in performance on recently originated leases, which was due to improved underwriting and payment collection performance.
Operating expenses

The following tables quantify the dollar amounts of operating costs versus total revenue for the years ended December 31, 2020 and 2019.

(in thousands)	Years Ended December 31,		Percentage of Total Revenue
	2020	2019	2020	2019
Total revenue	$247,200	$90,996	—	—
Servicing costs	4,077	2,934	1.6%	3.2%
Underwriting fees	2,344	2,562	0.9%	2.8%
Professional and consulting fees	2,949	1,347	1.2%	1.5%
Technology and data analytics	6,296	4,293	2.5%	4.7%
Bad debt expense	16,064	9,163	6.5%	10.1%
Compensation costs	6,874	5,514	2.8%	6.1%
General and administrative	4,278	4,236	1.7%	4.7%

Servicing Costs

Servicing costs increased by $1.1 million, or 39.0%, to $4.1 million for the year ended December 31, 2020, from $2.9 million in 2019. This was primarily due to the increase in overall revenue during the same period and was offset by scalability efficiencies achieved in 2020.

Underwriting fees

Underwriting fees decreased by approximately $0.2 million, or 8.5%, to $2.3 million for the year ended December 31, 2020, from $2.6 million in 2019. This was primarily due to scalability efficiencies achieved during the year as the Company refines its customer underwriting model, specifically the Company’s ability to favorably renegotiate third party data costs, despite an increase in underwriting activity associated with increased revenue volume over the period.

Professional and consulting fees

Professional and consulting fees increased by $1.6 million, or 118.9%, to $2.9 million for the year ended December 31, 2020, compared to $1.3 million in 2019. This increase was primarily driven by the pending business combination, which resulted in $1.0 million of non-capitalizable expenses for the year ended December 31, 2020.

Additionally, the Company incurred approximately $0.4 million of legal fees associated with investor transactions for the year ended December 31, 2020.

Technology and data analytics

Technology and data analytics expense increased by $2.0 million, or 46.7%, to $6.3 million for the year ended December 31, 2020, compared to $4.3 million in 2019. This was primarily due to a proportional addition to employee headcount to continue the build-out of the Company’s technological infrastructure and continued improvement and management of our proprietary risk model algorithms.

Bad debt expense

Bad debt expense primarily consists of provisions for uncollectible accounts receivable, net of recoveries. Bad debt expense increased by $6.9 million, or 75.3%, to $16.1 million for the year ended December 31, 2020, compared to $9.2 million in 2019. This increase was primarily driven by the proportional increase in rental revenue over this period, which was offset by decreased charge-off rates due to better underwriting and payment collection performance.

Compensation costs

Compensation costs increased by $1.4 million or 24.7% for the year ended December 31, 2020. This increase is related to added headcount to support the growth trajectory of the Company.

General and administrative

General and administrative expense consists primarily of occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment. General and administrative expense was flat year over year.

Loss on extinguishment of debt

Loss on extinguishment of debt decreased by $0.4 million, or 51.2%, to $0.4 million for the year ended December 31, 2020, compared to $0.8 million in 2019. Loss on extinguishment of debt for the year ended December 31, 2020 was related to the repayment of the Company’s non-revolving line of credit and bridge loan, and the 2019 loss on extinguishment was related to the capital raising activities and conversion of convertible notes during that period.

Interest expense and other fees

Interest expense and other fees increased by $5.0 million, or 58.4%, to $13.6 million for the year ended December 31, 2020, compared to $8.6 million in 2019. This was primarily due to an increase in total outstanding principal balances on our debt during 2020. Principal balances increased due to increased origination volume.

Change in fair value of warrant liability

Change in fair value of warrant liability was $0.1 million for the year ended December 31, 2020 and was $0 in 2019. This consists of changes in the fair value of the Company’s warrant liability, in 2020 which was driven by a reduction in the fair value of this liability between issuance and year-end.

Non-GAAP Financial Measures

In addition to gross profit and net income, which are measures presented in accordance with U.S. GAAP, we believe that adjusted gross profit and adjusted EBITDA provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit and adjusted EBITDA are supplemental measures of our performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted gross profit and adjusted EBITDA should not be considered as substitutes for U.S. GAAP metrics such as gross profit, operating income, net income, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs, underwriting fees, and bad debt expense. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before interest expense and other fees, change in fair value of warrant liability, (provision) benefit for income taxes, depreciation and amortization on property and equipment, impairment of leased assets, stock-based compensation expense, and transaction costs associated with the Merger. Adjusted net income is a non-GAAP financial measure that is defined as net (loss) income before change in fair value of warrant liability, stock-based compensation expense and transaction costs associated with the Merger.

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

The following table presents gross profit and adjusted gross profit for the year ended December 31, 2021, 2020 and 2019:

(in thousands)	Years Ended December 31,			2021-2020 Change		2020-2019 Change
	2021	2020	2019	$	%	$	%
Total revenue	$303,113	$247,200	$91,877	$55,913	22.6%	$155,323	169.1%
Cost of revenue	214,124	167,412	71,220	46,712	27.9%	96,192	135.1%
Gross profit	88,989	79,788	20,657	9,201	11.5%	59,131	286.3%
Less:
Servicing costs	4,737	4,077	2,934	660	16.2%	1,143	39.0%
Underwriting fees	1,876	2,344	2,562	(468)	(20.0)%	(218)	(8.5)%
Bad debt expense	28,299	16,064	9,163	12,235	76.2%	6,901	75.3%
Adjusted gross profit	$54,077	$57,303	$5,998	$(3,226)	(5.6)%	$51,305	855.4%

The reconciliations of net income (loss) to adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019 are as follows:

(in thousands)	Years Ended December 31,			2021-2020 Change		2020-2019 Change
	2021	2020	2019	$	%	$	%
Net income (loss)	$21,206	$22,531	$(18,792)	$(1,325)	(5.9)%	$41,323	(219.9)%
Add back:
Interest expense and other fees	16,485	13,588	8,577	2,897	21.3%	5,011	58.4%
Loss on extinguishment of debt	—	402	823	(402)	(100.0)%	(421)	(51.2)%
Change in fair value of warrant liability	(36,573)	(102)	—	(36,471)	NM	(102)	NM
Provision for income taxes	539	487	—	52	10.7%	487	NM
Depreciation and amortization on property and equipment	321	83	65	238	286.7%	18	27.7%
Impairment of leased assets	(1,490)	1,433	4,119	(2,923)	(204.0)%	(2,686)	(65.2)%
Stock-based compensation expense (1)	13,476	351	315	13,125	NM	36	11.4%
Transaction costs associated with the Merger (2)	3,350	1,040	—	2,310	222.1%	1,040	NM
Legal fees associated with investor transactions (3)	—	362	—	(362)	(100.0)%	362	NM
Adjusted EBITDA	$17,314	$40,175	$(4,893)	$(22,861)	(56.9)%	$45,068	(921.1)%

(1) Includes $0.5 million of employer payroll taxes in 2021.
(2) Consists of non-capitalizable transaction cost associated with the Merger.
(3) Consists of legal expenses incurred in connection with non-recurring investor-related matters including stock transfers, sale of founder shares, and warrant exercises.
NM - calculation is not meaningful

The reconciliations of net income to adjusted net income for the year ended December 31, 2021 and 2020 are as follows:

(in thousands)	Years Ended December 31,			2021-2020 Change		2020-2019 Change
	2021	2020	2019	$	%	$	%
Net income (loss)	$21,206	$22,531	$(18,792)	$(1,325)	(5.9)%	$41,323	(219.9)%
Add back:
Change in fair value of warrant liability	(36,573)	(102)	—	(36,471)	35755.9%	(102)	NM
Stock-based compensation expense (1)	13,475	351	315	13,124	3739.0%	36	11.4%
Transaction costs associated with merger (2)	3,350	1,040	—	2,310	222.1%	1,040	NM
Adjusted net income (loss)	$1,458	$23,820	$(18,477)	$(22,362)	(93.9)%	$42,297	(228.9)%

(1) Includes $0.5 million of employer payroll taxes.
(2) Consists of non-capitalizable transaction cost associated with the Merger.
NM- calculation is not meaningful

ASC 842 Adoption

For illustrative purposes only, we are disclosing non-GAAP results for the years ended December 31, 2021 and 2020, respectively as if the lessor accounting impacts of ASC 842 were in effect for these periods. Total revenue under ASC 842 and bad debt expense (net of recoveries) under ASC 842 are supplemental disclosures that are neither required by nor presented in accordance with U.S. GAAP.

Management believes these non-GAAP measures for 2021 and 2020 provide relevant and useful information for users of our financial statements, as it provides comparability with the financial results we will be reporting beginning in 2022 when ASC 842 becomes effective and we begin to recognize revenue from customers when the revenue is earned and cash is collected instead of on an accrual basis as we have historically done. Upon adoption, we will no longer record accounts receivable arising from lease receivables due from customers incurred during the normal course of business for lease payments earned but not yet received from the customer or any corresponding allowance for doubtful accounts.

(in thousands)	Years Ended December 31,
	2021	2020
As Reported:
Total revenue	$303,113	$247,200
Bad debt expense (net of recoveries)	28,299	16,064
Income before provision for income taxes	$21,745	$23,018

Non-GAAP Results:
Total revenue under ASC 842	$277,560	$233,619
Bad debt expense (net of recoveries) under ASC 842	—	—
Income before provision for income taxes under ASC 842	$24,491	$25,501
*Total revenue under ASC 842 also reflects the impact of the change in recognizing revenue when it is earned and cash is collected.

Liquidity and Capital Resources

The following table presents our cash, restricted cash, and accounts receivable, net, as of December 31, 2021 and 2020:

(in thousands)	December 31,
	2021	2020	2019
Cash	$92,494	$65,622	$7,507
Restricted cash	3,937	3,975	4,739
Accounts receivable, net	2,007	1,636	924

The table below sets forth a summary of our cash flow for the years ended December 31, 2021 and 2020 (dollars in thousands):

(in thousands)	Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$2,166	$(2,142)	$(31,584)
Net cash used in investing activities	(1,436)	(402)	91
Net cash provided by financing activities	26,104	59,895	40,777
Net increase in cash and restricted cash	$26,834	$57,351	$9,284

Operating Activities

Net cash provided by operating activities was $2.2 million for the year ended December 31, 2021. This reflects our net income of $21.2 million, adjusted for non-cash charges of $213.5 million and net cash outflows of $232.5 million from changes in our operating assets and liabilities. Non-cash charges consisted primarily of increases in depreciation and amortization of $144.0 million, net book value of property buyouts of $45.6 million, bad debt expense of $28.3 million and stock compensation of $13.0 million. Partially offsetting these increases was $14.6 million of impairment expense.

Net cash used in operating activities was $2.1 million for the year ended December 31, 2020, a decrease of $29.4 million from $31.6 million used in operating activities for the year ended December 31, 2019. This reflects our net income of $22.5 million, adjusted for non-cash charges of $177.1 million and net cash outflows of $201.8 million from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which increased $64.4 million; net book value of property buyouts, which increased $19.4 million; impairment expense, which increased $7.1 million; and bad debt expense, which increased $6.9 million.

Investing Activities

Net cash used in investing activities was $1.4 million for the year ended December 31, 2021 and was primarily due to an increase in capitalized software of $1.0 million coupled with $0.4 million of purchases of property and equipment.

Net cash used in investing activities was $0.4 million for the year ended December 31, 2020 and was primarily due to purchases of property and equipment of $0.2 million and capitalized software of $0.2 million.

Financing Activities

Net cash provided by financing activities was $26.1 million for the year ended December 31, 2021 and was due to $38.9 million of cash received from the Merger, net of transaction costs and consideration paid to selling stockholders, $7.0 million of advances on the revolving line of credit, and $0.7 million of proceeds from exercise of stock options. These increases were offset by $20.5 million of principal repayments on the revolving line of credit.

Net cash provided by financing activities was $59.9 million for the year ended December 31, 2020 and was primarily due to proceeds from revolving line of credit of $39.9 million and net proceeds from term loan of $49.1 million, which was offset by principal repayment on the revolving line of credit of $4.8 million, principal repayment of long term debt of $7.5 million, and principal repayment of the non-revolving line of credit of $16.0 million.

Financing Arrangements

Senior Secured Term Loan and Revolving Loan Facility

On May 14, 2019, Katapult SPV-1 LLC, as borrower ("Borrower"), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a loan and security agreement (the “credit agreement”) with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a senior secured revolving loan facility (“revolving loan facility”) with an initial commitment of $50.0 million and the lender having the right to increase to a maximum of $150 million commitment over time. The revolving loan facility is subject certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% in March 2020. The annual interest rate on the principal was the LIBOR plus 11% per annum through July 2020. Beginning in August 2020, the interest rate stepped down to LIBOR plus 7.5% per annum. There is a 2% floor on the LIBOR. On September 28, 2020, the lenders increased the maximum commitment to a total of $125.0 million. On December 4, 2020, the Company entered into the ninth amendment to the revolving loan facility. This amendment provided the lenders with the right to increase the revolving commitment amount from $125.0 million to $250.0 million. This right has not yet been exercised by the lenders as of the date of these consolidated financial statements.

Pursuant to the ninth amendment to the credit agreement entered into on December 4, 2020, Atalaya also provided the Company with a senior secured term loan (“term loan facility”) commitment of up to $50.0 million. The Company drew down the full $50.0 million of the term loan facility on December 4, 2020. The term loan facility bears interest at one-month LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum will accrue to the principal balance as paid-in-kind (“PIK”) interest. Total outstanding principal and PIK interest is $51.7 million at December 31, 2021. An additional 3% interest per annum will accrue to the principal balance as paid-in-kind (“PIK”) interest. The term loan facility matures on December 4, 2023.

This credit facility is also subject to certain customary representations, affirmative covenants and negative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants. The outstanding line of credit, including unpaid principal and interest, is due December 4, 2023 unless there is an earlier event of default such as bankruptcy, default on interest payments, or a change of control (excluding an acquisition by a special purpose acquisition company), at which point the facility may become due earlier. Total outstanding principal under the revolving line of credit was $62.0 million at December 31, 2021.

The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the credit facility; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Early repayments of certain amounts under our credit facility are subject to prepayment penalties.

The credit agreement governing our credit facility also requires us to maintain the following financial covenants:

•Minimum Trailing Twelve Month Adjusted EBITDA: As of the end of each fiscal month, the TTM Adjusted EBITDA (as defined in the credit agreement) must not be less than (i) during the period on and after October 1, 2021 and until (and including) June 30, 2023, ($15,000,000), (ii) during the period on and after July 1, 2023 and until (and including) December 31, 2023, $0.00, and (iii) at all times thereafter, $20,000,000.

•Minimum Tangible Net Worth: As of the end of each fiscal month, the Tangible Net Worth (as defined in the credit agreement) of Katapult Holdings, Inc. and its subsidiaries, on a consolidated basis, must be greater than or equal to the sum of (i) $(18,500,000) plus (ii) the greater of (A) zero dollars and (B) fifty percent of all aggregate Parent Consolidated Net Income (as defined in the credit agreement) since April 30, 2019 (as determined in accordance with GAAP.

•Minimum Liquidity: As of any date of determination, Katapult Holdings, Inc. must not permit Liquidity (as defined in the credit agreement) to be less than $50 million of cash and cash equivalents on hand.

•Compliance with Total Advance Rate: At the end of each fiscal month and as of the making of any advance under the credit agreement, the Total Advance Rate (as defined in the credit agreement) must not exceed (i) from the period on or after October 1, 2021 to and including December 31, 2022, 140%, (ii) from January 1, 2023 to and including December 31, 2023, 130% and (iii) at all times thereafter, 120%. If at any time during which there is a Total Advance Rate Reserve Account (as defined in the credit agreement), the Total Advance Rate exceeds the applicable rate for any of the foregoing periods, the borrower may cure such Default (as defined in the credit agreement) by depositing funds in the Total Advance Rate Reserve Account in an amount necessary to reduce the Total Advance Rate to the maximum permitted rate for such period; provided that borrower's right to cure a default may be exercised no more than a total of five (5) times.

Failure to comply with any of these covenants or other obligation or agreement under the credit agreement that is not cured within the specified period under the credit agreement would result in an event of default under the agreement. Upon an event of default, the lenders can exercise their remedies under the credit agreement including the immediate termination of any loan commitments under the agreement and the acceleration of repayment of all obligations under the credit agreement immediately.

During the year ended December 31, 2021, the credit agreement was amended to, among other things: (1) amend the trailing twelve month ("TTM") Adjusted EBITDA (as defined in the credit agreement) financial covenant to (2) increase the minimum liquidity covenant to $50.0 million; (3) amend the definition of “Liquidity” to include Cash Equivalents (as defined in the credit agreement): and (4) amend the Total Advance Rate (as defined in the credit agreement) financial covenant. No modifications were made to applicable funding costs or the maturity date of the revolving loan facility.

As of December 31, 2021 and 2020, the Company was in compliance with the covenants in the credit agreement.

On March 14, 2022, the borrower, Katapult Holdings, Inc. and Katapult Group, Inc. entered into the thirteenth amendment to the credit agreement to amend the number of times the borrower can cure a default with respect to compliance with the Total Advance Rate covenant from two to five. As of the date of this report, the Borrower has exercised its right to cure such a default two times.
For additional information on our loan obligations, refer to Notes 7 and 8 of the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Pledge and Guaranty

Pursuant to the Pledge Agreement, dated as of May 14, 2019, between Katapult Group, Inc. (f/k/a Cognical, Inc.) and Midtown Madison Management, LLC, Katapult Group, Inc. pledged and granted a first priority security interest in all equity interests of the Borrower and any investment property and general intangibles evidenced by or related to such membership interests. Pursuant to the Corporate Guaranty and Security Agreement, dated as of December 4, 2020, by and among Katapult Group, Inc., Legacy Katapult and Midtown Madison Management, LLC, Katapult and Katapult Group, Inc. have granted a first priority security interest in all of their respective assets and Katapult and Katapult Group, Inc. guarantee payment of all obligations of the Borrower under the facility.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash flows generated from operations and availability under our revolving credit facility. Our primary uses of cash include purchases of assets held for lease and funding for growth initiatives.

Our ability to fund future operating needs will be dependent on our ability to generate positive cash flows from operations and obtain financing for growth as needed. We have $92.5 million of unrestricted cash at December 31, 2021 which we believe is sufficient to meet our liquidity needs for the next 12 months. We believe we will meet longer-term (beyond 12 months) cash requirements through a combination of available cash on hand, cash flows generated from operations and availability under our revolving credit facility.

The table below summarizes our material cash requirements as of December 31, 2021:

(in thousands)	Payments by Year
	Total	2022-2023	2024-2025	Thereafter
Line of credit (1)	$73,959	$73,959	$—	$—
Long term debt (2)	64,114	64,114	—	—
Operating lease commitments	1,422	918	504	—
Total	$139,495	$138,991	$504	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of 9.5% as of December 31, 2021.
(2) Future cash obligations include scheduled interest payments due based on the interest rate of 9.0%, plus 3.0% paid-in-kind interest as of December 31, 2021.

As the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to evaluate our liquidity needs. Should we require additional sources of liquidity, we believe that we can finance our future needs through debt or issuance of additional equity. However, we cannot guarantee that we will be able to obtain financing through debt or equity issuances on reasonable/favorable terms.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We evaluate our significant estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

We believe that the accounting estimates described below involve a significant degree of judgment and complexity and have the greatest potential effect on our consolidated financial statements. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

For further information, see Note 2 to our Consolidated Financial Statements included within Part II Item 8 contained in this Annual Report on Form 10-K.

Rental Revenue Recognition

Property held for lease is leased to customers pursuant to lease purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title and ownership either through a 90-day purchase option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10, 12 or 18 months, for ownership. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease-purchase agreement terms. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are earned based on the accrual basis of accounting. Amounts received from customers who elect purchase options (buyouts) are included in rental revenue, when earned. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as revenue in the period in which they are earned. Rental revenue also includes agreed-upon charges assessed to customer lease applications. Payments are received upon submission of the applications and execution of the lease purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term. The Company also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectability is reasonably assured. Revenues from leases are reported net of sales taxes.

There are uncertainties involved with applying rental revenue recognition due to the non-prime nature of our consumers, and the conclusion about likelihood to pay after a customer goes delinquent.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for doubtful accounts. Accounts receivable consist primarily of lease receivables due from customers incurred during the normal course of business for lease payments earned not yet received from the customer. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for doubtful accounts or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. We maintain an allowance for doubtful accounts to provide for uncollected amounts based on historical collection experience and an analysis of the aging of receivables per the following categories: 1-30 days, 31-60 days, 61-90 days. This analysis results in the determination of loss rate percentages that are applied to outstanding receivables in each of these categories as of period end. We write off accounts receivables that are over 90 days contractually past due. Bad debt expense is classified in operating expenses within the consolidated statements of operations and comprehensive loss. We do not require any security or collateral to support its receivables.

There are uncertainties involved in estimating the allowance for doubtful accounts due to unanticipated changes in the business environment, as well as factors and risks associated with our customers’ behaviors.

Stock-Based Compensation

We measure and record compensation expense related to stock-based awards based on the fair value of those awards as determined on the date of the grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. We use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock-based awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, such as expected term, common share price, and volatility, which affect the fair value of each stock option. Forfeitures are accounted for as they are incurred.

There are uncertainties involved when recognizing stock-based compensation expense due to the lack of publicly available share price and volatility data for our common stock. Our valuation utilizes peer company volatility data as well as internally developed valuation models for the common share price which could vary from actual market results.

Income Taxes

We account for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The determination of whether a deferred tax asset will be realizable is a highly subjective decision based upon estimated future taxable income and could vary from actual results. We recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit greater than 50% likelihood of being realized upon settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Property Held for Lease, Net of Accumulated Depreciation and Impairment

Property held for lease consists of furniture, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 7 months because the consumer either exercises the buyout (early purchase) options or terminates the lease purchase agreement prior to the end of the 10 to 18 month renewal periods. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.

Property held for lease is carried at net book value. Depreciation for property held for lease is generally provided using the income forecasting method and is included within cost of revenue. Under the income forecasting method, property held for lease is depreciated in the proportion of rents received to total expected rents received based on historical data, which is an activity-based method similar to the units of production method. We provide for impairment for the undepreciated balance of the property held for lease assuming no salvage value with a corresponding charge to cost of revenue. Impairment expense includes expense related to property identified as impaired based on historical data, including default trends, such that the recorded amount closely approximates actual impairment expense incurred during the period. We derecognize the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue. We periodically evaluate fully depreciated property held for lease, net. When it is determined there is no future economic benefit, the related assets and accumulated depreciation are written-off.

There are uncertainties involved when recognizing expenses related to property held for lease due to the subjective nature of the income forecasting method and estimated salvage value, which could vary from actual results.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements in this filing for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.

Emerging Growth Company

As of December 31, 2021, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources and other risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December, 2021 and December 31, 2020, we had interest bearing debt with a principal amount of $113.6 million and $125.5 million, respectively.

Our revolving credit facility is a variable rate loan that accrues interest at a variable rate of interest based on the one month LIBOR rate, subject to a 2% floor, plus 7.5% per annum. As of December 31, 2021, the calculated interest rate is 9.5%.

Inflation Risk

We do not believe that inflation has had, or currently has, a material effect on our business.

Foreign Currency Risk

There was no material foreign currency risk for year ended December 31, 2021, 2020 and 2019. Our activities to date are conducted only in the United States.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2021 and 2020, and our Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2021, together with the report of our independent registered public accounting firm, are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Katapult Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Katapult Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 15, 2022

We have served as the Company’s auditor since 2018.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$92,494	$65,622
Restricted cash	3,937	3,975
Accounts receivable, net of allowance for doubtful accounts of $6,248 and $4,372 at December 31, 2021 and December 31, 2020, respectively	2,007	1,636
Property held for lease, net of accumulated depreciation and impairment	61,752	66,737
Prepaid expenses and other current assets	4,249	1,248
Total current assets	164,439	139,218
Property and equipment, net (Note 4)	576	330
Security deposits	91	91
Capitalized software and intangible assets, net (Note 5)	1,056	188
Total assets	$166,162	$139,827
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	2,029	1,688
Accrued liabilities	11,959	12,967
Unearned revenue	2,135	2,652
Total current liabilities	16,123	17,307
Revolving line of credit (Note 7)	61,238	74,316
Long term debt (Note 8)	40,661	36,413
Other liabilities	7,341	12,740
Total liabilities	125,363	140,776
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.0001 par value-- 250,000,000 shares authorized; 97,574,171 and 31,432,476 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	10	3
Additional paid-in capital	77,632	57,097
Accumulated deficit	(36,843)	(58,049)
Total stockholders' equity (deficit)	40,799	(949)
Total liabilities and stockholders' equity (deficit)	166,162	139,827

The accompanying notes are an integral part of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue
Rental revenue	$302,794	$246,927	$90,996
Other revenue	319	200	368
Service fees	—	73	513
Total revenue	303,113	247,200	91,877
Cost of revenue	214,124	167,412	71,220
Gross profit	88,989	79,788	20,657
Operating expenses:
Servicing costs	4,737	4,077	2,934
Underwriting fees	1,876	2,344	2,562
Professional and consulting fees	5,987	2,949	1,347
Technology and data analytics	8,196	6,296	4,293
Bad debt expense	28,299	16,064	9,163
Compensation costs	26,943	6,874	5,514
General and administrative	11,294	4,278	4,236
Total operating expenses	87,332	42,882	30,049
Income (loss) from operations	1,657	36,906	(9,392)
Loss on extinguishment of debt	—	(402)	(823)
Interest expense and other fees	(16,485)	(13,588)	(8,577)
Change in fair value of warrant liability	36,573	102	—
Income (loss) before provision for income taxes	21,745	23,018	(18,792)
Provision for income taxes	(539)	(487)	—
Net income (loss) and comprehensive income (loss)	21,206	22,531	(18,792)
Net income (loss) per share:
Basic	0.31	0.73	(0.73)
Diluted	0.26	0.48	(0.73)
Weighted average shares used in computing net income (loss) per share:
Basic	68,502,092	30,855,778	25,663,488
Diluted	80,573,218	46,948,445	25,663,488

The accompanying notes are an integral part of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	24,773,767	$34,326	8,680,353	$1	$3,316	$(59,308)	$(55,991)
Retroactive application of recapitalization	(24,773,767)	(34,326)	7,912,892	1	34,326	—	34,327
Adjusted beginning balance	—	—	16,593,245	2	37,642	(59,308)	(21,664)
Beneficial conversion feature	—	—	—	—	2,480	(2,480)	—
Convertible note conversion (1)	—	—	5,449,538	—	6,088	—	6,088
Redeemable convertible preferred stock (1)	—	—	8,545,606	1	9,546	—	9,547
Stock options exercised	—	—	6,125	—	2	—	2
Stock-based compensation expense	—	—	—	—	315	—	315
Stock warrant issuance	—	—	—	—	560	—	560
Net income (loss)	—	—	—	—	—	(18,792)	(18,792)
Balances at December 31, 2019	—	—	30,594,514	3	56,633	(80,580)	(23,944)
Warrant exercise	—	—	173,753	—	1	—	1
Stock options exercised	—	—	664,209	—	112	—	112
Stock-based compensation expense	—	—	—	—	351	—	351
Net income (loss)	—	—	—	—	—	22,531	22,531
Balances at December 31, 2020	—	—	31,432,476	3	57,097	(58,049)	(949)
PIPE proceeds	—	—	15,000,000	2	149,998	—	150,000
Merger financing	—	—	39,408,662	4	251,105	—	251,109
Consideration paid to selling stockholders	—	—	—	—	(329,560)	—	(329,560)
Transaction costs	—	—	—	—	(33,534)	—	(33,534)
Merger warrants liability	—	—	—	—	(44,272)	—	(44,272)
Stock options exercised	—	—	2,174,963	—	677	—	677
Stock-based compensation expense	—	—	2,850,000	—	13,020	—	13,020
Stock warrant exercise	—	—	6,708,070	1	13,101	—	13,102
Net income (loss)	—	—	—	—	—	21,206	21,206
Balances at December 31, 2021	—	$—	97,574,171	$10	$77,632	$(36,843)	$40,799
(1) Retroactively restated to give effect to the recapitalization transaction. Refer to Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$21,206	$22,531	$(18,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	143,993	111,447	47,083
Net book value of property buyouts	45,589	31,140	11,737
Impairment expense	14,566	17,064	9,979
Bad debt expense	28,299	16,064	9,163
Change in fair value of warrant liability	(36,573)	(102)	—
Stock-based compensation	13,020	351	315
Amortization of debt discount	2,701	218	—
Amortization of debt issuance costs	357	431	740
Accrued PIK interest	1,547	—	—
Warrant expense	—	—	560
Loss on extinguishment of debt	—	402	823
Other	—	106	168
Change in operating assets and liabilities:
Accounts receivable	(28,670)	(16,776)	(8,975)
Property held for lease	(198,841)	(191,450)	(87,809)
Prepaid expenses and other current assets	(3,847)	(613)	36
Accounts payable	344	768	(150)
Accrued liabilities	(1,008)	4,993	3,043
Unearned revenues	(517)	1,284	495
Net cash provided by (used in) operating activities	2,166	(2,142)	(31,584)
Cash flows from investing activities:
Purchases of property and equipment	(384)	(234)	(82)
Additions to capitalized software	(1,052)	(202)	—
Other assets and security deposits	—	34	173
Net cash (used in) provided by investing activities	(1,436)	(402)	91
Cash flows from financing activities:
PIPE proceeds	150,000	—	—
Merger financing, net of redemptions	251,109	—	—
Consideration paid to selling shareholders	(329,560)	—	—
Transaction cost paid	(32,688)	—	—
Proceeds from convertible notes	—	—	2,500
Proceeds from revolving line of credit	7,036	39,913	22,845
Principal repayments of long term debt	—	(7,500)	—
Proceeds from non-revolving line of credit, related parties	—	—	8,937
Principal repayments on non-revolving line of credit, related parties	—	(16,000)	(2,846)
Proceeds from term loan	—	49,102	—
Payment of revolving line of credit debt issuance costs	—	(750)	—
Payment of term loan debt issuance costs	—	(182)	—
Proceeds from exercise of stock options	678	113	2
Principal repayments of revolving line of credit	(20,471)	(4,801)	—

Proceeds from redeemable convertible preferred stock issuance	—	—	9,339
Net cash provided by financing activities	26,104	59,895	40,777
Net increase in cash and restricted cash	26,834	57,351	9,284
Cash and restricted cash at beginning of period	69,597	12,246	2,962
Cash and restricted cash at end of period	$96,431	$69,597	$12,246

Supplemental disclosure of cash flow information:
Cash paid for interest	11,628	$12,607	$7,110
Cash paid for taxes	416	$625	$105
Supplemental disclosure of non-cash investing and financing activities:
Exchange of redeemable convertible preferred shares	$49,894	$—	$—
Assumed warrant liability in connection with Merger	$44,272	$—	$—
Exercise of common stock warrant accounted for as a liability	$13,102	$—	$—
Issuance of warrant to purchase redeemable convertible preferred stock	$—	$12,846	$—
Transaction costs included in other assets	$846	$—	$—
Conversion of preferred stock to common stock	$—	$—	$67
Principal repayments on non-revolving line of credit, related parties	$—	$—	$16,757
Convertible note conversion	$—	$—	$6,062
Fee payable exchanged for preferred shares	$—	$—	$167
The accompanying notes are an integral part of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Katapult Holdings, Inc. (“Katapult”), is an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for non-prime US consumers. Katapult’s fully-digital technology platform provides non-prime consumers with a flexible lease purchase option to enable them to obtain durable goods from Katapult’s network of e-commerce retailers. Katapult's end-to-end technology platform provides seamless integration with merchants.

On June 9, 2021 (the "Closing Date"), Katapult (formerly known as FinServ Acquisition Corp. or "FinServ"), consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated December 18, 2020 (the "Merger Agreement"), by and among FinServ Keys Merger Sub 1, Inc. ("Merger Sub 1"), a wholly owned subsidiary of FinServ, Keys Merger Sub 2, LLC ("Merger Sub 2"), the entity formerly known as Katapult Holdings, Inc. (formerly known as Cognical Holdings, Inc.), a Delaware corporation (“Legacy Katapult”), and Orlando Zayas, in his capacity as the representative of all pre-closing stockholders. Pursuant to the terms of the Merger Agreement, a business combination between Legacy Katapult and FinServ was effected on June 9, 2021 through the merger of Merger Sub 1 with and into Legacy Katapult, with Legacy Katapult surviving the merger as a wholly owned subsidiary of FinServ (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly owned subsidiary of FinServ (the “Second Merger” and collectively with the First Merger and the other transactions contemplated by the Merger Agreement, the “Merger”). References to “the Company” are to Katapult following the Merger and Legacy Katapult prior to the Merger. On the Closing Date, a number of investors purchased from the Company an aggregate of 15,000,000 shares of Company common stock for a purchase price of $10.00 per share and an aggregate purchase price of $150,000 (the "PIPE Investment" or "PIPE"), pursuant to separate subscription agreements. The PIPE was consummated concurrently with the Merger.

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

Merger Warrants

Warrants to purchase shares of the Company's common stock deemed acquired as part of the Merger and outstanding during the year ended December 31, 2021 consisted of the following:

December 31, 2021
Public warrants	12,500,000
Private warrants	332,500
Total	12,832,500

Earn out Shares

At the closing of the Merger, the Company issued 7,500,000 earn out shares to Legacy Katapult stockholders subject to an earn out period and vesting conditions. The earn out period concludes on the sixth anniversary of the Merger (June 9, 2027). One-half of the earn out shares will vest if the closing price of Katapult common stock is greater than or equal to $12.00 over any 20 trading days within any 30 consecutive trading day period and one-half will vest if the closing price of the Katapult common stock is greater than or equal to $14.00 over any 20 trading days within any 30 consecutive trading day period, in each case, during the earn out period. The earn out shares are classified as equity. As of December 31, 2021, none of the earn out shares have vested.

Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries which are Katapult Intermediate Holdings, LLC (formerly known as Keys Merger Sub 2, LLC), Katapult Group, Inc. (formerly known as Cognical, Inc.) and Katapult SPV-1 LLC, and the Company's former subsidiaries, Cognical SPV-3 LLC, and Cognical SPV-4 LLC. Cognical SPV-3 LLC originated all of the Company’s lease agreements with its customers and owned all of the leased property through April 2019. Katapult SPV-1 LLC originates all of the Company’s lease agreements thereafter. Cognical SPV-4 LLC has halted the origination of new leases on behalf of a third-party merchant, however the Company serviced activity from existing leases of Cognical SPV-4 LLC through November 2020. Cognical SPV-3 LLC and Cognical SPV-4 LLC were liquidated in December 2020.

The Company was headquartered in New York, New York through December 31, 2020. Legacy Katapult was incorporated in Delaware in 2016 and changed its headquarters to Plano, Texas. Katapult Group, Inc. was incorporated in the state of Delaware in 2012. Katapult SPV-1 LLC is a Delaware limited liability company formed in Delaware in 2019, The Company's former subsidiaries, Cognical SPV-3 LLC, Cognical SPV-4 LLC were Delaware limited liability companies formed in 2016 and 2017, respectively.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these consolidated financial statements.

All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
Risks and Uncertainties—The Company is subject to a number of risks including, but not limited to, the need for successful development of our growth strategies, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. Refer to Item 1A - Risk Factors.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, the selection of useful lives of property and equipment, the selection of useful lives for property held for lease and the related depreciation method, intangible assets and associated useful lives, determination of fair value of stock option grants, the fair value of the common stock warrants, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
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
Cash— As of December 31, 2021 and 2020, cash consists primarily of checking and savings deposits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.
Restricted Cash—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of December 31, 2021 and 2020 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.
The reconciliation of cash and restricted cash is as follows:

	December 31,
	2021	2020
Reconciliation of cash and restricted cash:
Cash	$92,494	$65,622
Restricted cash	3,937	3,975
Total cash and restricted cash	$96,431	$69,597
Accounts Receivable, Net of Allowance for Doubtful Accounts—Accounts receivable are recorded net of allowances for doubtful accounts. Accounts receivable consist primarily of lease receivables due from customers incurred during the normal course of business for lease payments earned but not yet received from the customer. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for doubtful accounts or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. The Company maintains an allowance for doubtful accounts to provide for uncollected amounts based on historical collection experience and an analysis of the aging of receivables per the following categories: 1-30 days, 31-60 days, 61-90 days. This analysis results in the determination of loss rate percentages that are applied to outstanding receivables in each of these categories as of period end. The Company writes off accounts receivables that are over 90 days contractually past due. Bad debt expense is classified in operating expenses within the consolidated statements of operations and comprehensive income (loss). The Company does not require any security or collateral to support its receivables.
A rollforward of the allowance for doubtful accounts is as follows:

	Balance at beginning of period	Charged to cost and expenses, net of recoveries	Write-offs	Balance at end of period
Year ended December 31, 2019	$1,109	$9,163	$(8,417)	$1,855
Year ended December 31, 2020	$1,855	$16,064	$(13,547)	$4,372
Year ended December 31, 2021	$4,372	$28,299	$(26,423)	$6,248
Property Held for Lease, Net of Accumulated Depreciation and Impairment—Property held for lease consists of furniture, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 7 months because the consumer either exercises the buyout (early purchase) options or terminates the lease purchase agreement prior to the end of the 10, 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.
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
Capitalized Software—Starting January 1, 2020 the Company began capitalizing certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the Capitalized software and intangible assets, net line item of the consolidated balance sheets. Amortization of capitalized software is included in general and administrative on the consolidated statements of operations and comprehensive income (loss).

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
Impairment of Long-Lived Assets—The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the years ended December 31, 2021, 2020, or 2019.
Rental Revenue—Property held for lease is leased to customers pursuant to lease purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10 to 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease terms. Accordingly, lease purchase agreements are accounted for as operating leases with lease revenues recognized in the month they are earned. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed to customer lease applications. Payments are received upon submission of the applications and execution of the lease purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term. The Company also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectability is reasonably assured. Revenues from leases are reported net of sales taxes.
Other Revenue—Other revenue consists of sub-lease revenue, revenue from merchant partnerships, and infrequent sales of property formerly on lease when customers terminate a lease and elect to return the property to the Company rather than the Company’s retail partners.
Service Fees—Cognical SPV-4 LLC executes leases in association with a third-party retailer and then services these leases for a contractually determined fee. Service fees are earned based upon application and origination volume, as well as rendering collection services over the life of the lease. These fees are accrued for in the month the services are rendered and are included in service fees if collectability is reasonably assured. This revenue is recognized at a point in time, which is the date the service is performed. Cost of acquisition is 1.5% of the leased good, payable to a third party, and is recorded in general and administrative expense.
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
Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. As of December 31, 2021 and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.
Net Income (Loss) Per Share–The Company calculates basic and diluted net income (loss) per share attributable to common stockholders using the two-class method required for companies with participating securities.
Under the two-class method, basic net income (loss) per share available to stockholders is calculated by dividing the net income (loss) available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net losses available to common shareholders for the fiscal year ended December 31, 2019.
Fair Value Measurements- Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the established framework for measuring fair value.
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
The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, warrant liability, revolving line of credit, and long-term debt. Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The consolidated financial statements also include fair value level 3 measurements of additional paid-in capital for stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments. Refer to Note 10 for further discussion of stock warrants and Note 16 for discussion of fair value measurements.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the years ended December 31, 2021, 2020 and 2019 the Company did not have any customers that accounted for 10% or more of total revenue. As of December 31, 2021 and 2020, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.
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
Recent Accounting Pronouncements Not Yet Adopted— In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, adoption requires the use of a modified retrospective transition method to measure leases at the beginning of the earliest period presented in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-11 Leases, allowing companies to apply a transition method for adoption of the new standard as of the adoption date, with recognition of any cumulative-effects as adjustments to the opening balance of retained earnings in the period of adoption. We will elect the transition method under ASU 2018-11 upon adoption of the new standard. The Company's lease-to-own agreements which comprise the majority of our annual revenue will fall within the scope of ASU 2016-02 under lessor accounting. As a result, the Company will recognize revenue from customers when the revenue is earned and cash is collected. Upon adoption, the Company will no longer record accounts receivable arising from lease receivables due from customers incurred during the normal course of business for lease payments earned but not yet received from the customer or any corresponding allowance for doubtful accounts.
Under ASU 2016-02 lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to control the use of an identified asset for the lease term, at the commencement date for all leases with a term greater than one year. As a lessee, the Company will recognize a right-of-use asset and lease liability for these operating lease contracts within the consolidated balance sheet. The Company expects to record approximately $1.2 million for lease liabilities and approximately $1.2 million for right-of-use ("ROU") assets. The Company also expects to be affected by the requirement under the new standard to determine whether impairment indicators exist for the right-of-use asset at the asset or asset group level. If impairment indicators exist, a recoverability test is performed to determine whether an impairment loss exists. In accordance with the transition guidance for the new standard the Company is required to determine if an impairment loss exists immediately prior to the date of adoption. The Company does not believe any impairment indicators exist as it relates to our operating leases. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities (“ASU 2020-05”), which defers the effective date of ASU 2016-02 for private entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the new standard on January 1, 2022, in accordance with adoption dates provided by FASB applicable to us under our emerging growth company status.
3.PROPERTY HELD FOR LEASE, NET
Property held for lease, net consists of the following:

	December 31,
	2021	2020
Property held for lease	$220,259	$213,838
Less: accumulated depreciation	(158,507)	(147,101)
Property held for lease, net	$61,752	$66,737

Net book value of property buyouts for the years ended December 31, 2021, 2020 and 2019 were $45,589, $31,140 and $11,737, respectively.
Total impairment charges related to property held for lease, net for the years ended December 31, 2021, 2020 and 2019 were $14,566, $17,064 and $9,979, respectively.
Total depreciation expense related to property held for lease, net for the years ended December 31, 2021, 2020 and 2019 were $143,671, $111,364 and $47,019, respectively.
Depreciation expense, net book value of property buyouts and impairment charges are included within cost of revenue in the consolidated statement of operations and comprehensive income (loss).
All property held for lease, net is on-lease as of December 31, 2021 and 2020.
4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2021	2020
Computer, office and other equipment	$659	$407
Computer software	80	80
Furniture and fixtures	100	64
Leasehold improvements	238	142
	1,077	693
Less: accumulated depreciation	(501)	(363)
Property and equipment, net	$576	$330
Total depreciation expense related to property and equipment, net was $138, $83 and $59 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has not acquired any property and equipment under capital leases.
5.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consist of the following:

	December 31,
	2021	2020
Capitalized software	$1,254	$202
Domain name	16	16
	1,270	218
Less: accumulated amortization	(214)	(30)
Capitalized software and intangible assets, net	$1,056	$188
The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net for the years ending December 31:

2022	$222
2023	347
2024	347
2025	114
Thereafter	—
$1,030
As of December 31, 2021, $10 of capitalized software was not yet placed into service, respectively.
6.OTHER ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
	2021	2020
Bonus accrual	$1,807	$600
Sales tax payable	5,445	5,065
Unfunded lease payable	2,697	5,045
Interest payable	91	66
Other accrued liabilities	1,919	2,191
Total accrued liabilities	$11,959	$12,967

7.REVOLVING LINE OF CREDIT
During 2019, the Company refinanced its revolving line of credit ("RLOC"), which resulted in an initial commitment amount of $50,000, with the lender having the right to increase to a maximum of $150,000 commitment over time. The RLOC is subject to certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% in March 2020. At December 31, 2021, the total outstanding principal was $61,958 less issuance costs of $720, netting to a total of $61,238. At December 31, 2020, the total outstanding principal was $75,393 less issuance costs of $1,077, netting to a total of $74,316. The issuance costs are amortized over the life of the facility through interest expense. The annual interest rate on the principal was the LIBOR plus 11% per annum through July 2020. Beginning in August 2020, the interest rate stepped down to LIBOR plus 7.5% per annum. There is a 2% floor on the LIBOR. On September 28, 2020, the lenders increased the maximum commitment to a total of $125,000. On December 4, 2020, the Company entered into the ninth amendment to the RLOC. This amendment provided the lenders with the right to increase the revolving commitment amount from $125,000 to $250,000. This right has not yet been exercised by the lenders as of the date of these consolidated financial statements.
This facility is also subject to certain debt covenants as set forth in the loan agreement, which consists of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios and is secured by all assets of the Company. The outstanding line of credit, including unpaid principal and interest, is due December 4, 2023 unless there is an earlier event of default such as bankruptcy, default on interest payments, or a change of control (excluding an acquisition by a special purpose acquisition company ("SPAC")), at which point the facility may become due earlier.

During the year ended December 31, 2021, the RLOC was amended to, among other things: (1) amend the trailing twelve month ("TTM") Adjusted EBITDA (as defined in the credit agreement) financial covenant (2) increase the minimum liquidity covenant to $50,000; (3) amend the definition of “Liquidity” to include Cash Equivalents (as defined in the credit agreement): and (4) amend the Total Advance Rate (as defined in the credit agreement) financial covenant No modifications were made to applicable funding costs or the maturity date of the RLOC.

As of December 31, 2021 and 2020, the Company was in compliance with the covenants set forth in the above agreements.
8.LONG TERM DEBT
The ninth amendment to the RLOC provided the Company with a senior secured term loan facility commitment of up to $50,000. The Company drew down the full $50,000 of this term loan on December 4, 2020. The interest rate on the term loan is one-month LIBOR plus 8% per annum, and there is a 1% floor on the LIBOR Rate. An additional 3% interest per annum will accrue to the principal balance as paid-in-kind (“PIK”) interest. The term loan maturity date is December 4, 2023.
A reconciliation of the outstanding principal to the carrying amount of long term debt is as follows:

	December 31,
	2021	2020
Outstanding principal	$50,000	$50,000
PIK	1,664	117
Debt discount	(11,003)	(13,704)
Total carrying amount	$40,661	$36,413

9.STOCK-BASED COMPENSATION
The Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Equity Incentive Plan, (the "2021 Plan").
2014 Plan
In accordance with the 2014 Plan, the board of directors may issue stock options to officers, employees, directors and consultants to purchase common stock. There were no stock options granted to non-employees during 2021. The 2014

Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years depending upon grantee. As of December 31, 2021, no additional options are being granted under the 2014 Plan. No awards have been granted under the 2014 since October 2020.
Stock Options
A summary of the status of the stock options under the 2014 Plan as of December 31, 2021, and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2020	11,180,731	$0.27	8.22	82,013
Recapitalization impact	(609,509)
Balance - December 31, 2020	10,571,222	0.29	8.22	82,013
Granted	—	—
Exercised	(2,174,963)	0.31
Forfeited	(25,162)	0.46
Balance - December 31, 2021	8,371,097	$0.29	7.33	25,773
Exercisable - December 31, 2021	8,341,982	$0.29	7.33	25,731
Unvested - December 31, 2021	29,115	$2.32	8.35	42
The total intrinsic value of stock options exercised during the year ended December 31, 2021 and 2020 was $6,642 and $2,061, respectively.
As of December 31, 2021, total compensation cost not yet recognized related to unvested stock options was $32, which is expected to be recognized over a period of 1.77 years.
2021 Plan
On June 9, 2021, the Company's board of directors approved the 2021 Plan, which was concurrently approved by the Company's shareholders.
In accordance with the 2021 Plan, directors may issue restricted stock awards and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based or performance-based vesting conditions.
Stock Options
A summary of the status of the stock options under the 2021 Plan as of December 31, 2021, and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2020	—	$—	—	$—
Granted - service conditions	1,039,810	10.45
Granted - performance conditions	693,206	10.45
Exercised	—	—
Forfeited	(1,386,413)	10.45
Balance - December 31, 2020	346,603	$10.45	9.50	$—
Exercisable - December 31, 2021	93,872	—	9.50	$—
Unvested - December 31, 2021	252,731	$10.45	9.50	$—
The grant-date fair value of stock options granted under the 2021 Plan during the year ended December 31, 2021 was $6.18.
As of December 31, 2021, total compensation cost not yet recognized related to unvested stock options was $1,539, which is expected to be recognized over a period of 2.88 years.
Stock-Based Compensation Expense—Stock-based compensation expense was $13,020, $351 and $315 for the years ended December 31, 2021, 2020 and 2019, respectively. Stock-based compensation expense is included in compensation costs.
Shares available for future issuance—At December 31, 2021, there are 6,470,397 shares available for issuance by the Company under the 2021 Plan.
Stock Options Valuation—The weighted-average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020
Exercise price	$10.45	$3.28
Risk-free interest rate	1.02%	0.11%
Expected term (in years)	5.78	3.00
Expected volatility	66.9%	60.0%
Expected dividend yield	0%	0%
Restricted stock Units
Restricted stock units ("RSU") are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSU's are measured based on the fair value of the Company's common stock on the date of grant.
A summary of the status of RSU's under the 2021 Plan as of December 31, 2021, and changes during the year then ended is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2020	—	$—
Granted	2,170,426	6.10
Vested	—	—
Forfeited	(55,264)	6.24
Outstanding - December 31, 2021	2,115,162	$6.10

On August 26, 2020, the Company granted a total of 19,000,000 restricted shares of the Company’s common stock to certain employees (the “Award Shares”). The Award Shares vest only upon a Liquidation Event, which is defined as any liquidation, dissolution, or winding up of the Company, including a consolidation, stock exchange, or merger with another Company. The number of Award Shares that will be forfeited or will vest will depend upon the achieved liquidation price per share of common stock. Vesting of the Award Shares is contingent upon the recipient’s continuous employment with the Company through a Liquidation Event. The Liquidation Event represented a performance condition that was satisfied as a result of the Merger discussed in Note 1. The Award Shares have a grant date fair value of $3.28 per share which resulted in the recognition of $9,348 of stock-based compensation expense during the year ended December 31, 2021. Based on the liquidation price per share of common stock, 15% of the total Award Shares vested as a result of the Merger.
10.STOCK WARRANTS
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
The warrants to purchase the remaining 1,241,675 shares of Legacy Katapult common share were issued in conjunction with the $2,500 of additional convertible notes payable issued in 2019. Due to these warrants being issued in connection with the convertible notes, a beneficial conversion feature was recognized on the issuance date of the instruments. The balance related to this feature was extinguished upon the conversion of the related convertible notes. In accordance with ASC 470-20, a beneficial conversion feature exists if the conversion price is less than the fair value of the shares into which the instrument is convertible at the commitment date. In February and March 2019, when the $2,500 of additional convertible notes were issued, the preferred stock price at fair value was $1.7084. This was greater than the conversion prices of $1.6051 and $1.6068 for the February and March issuances, respectively. This difference multiplied by the number of shares issued was calculated at $151 and recorded as additional paid in capital. Both groups of warrants were exercisable through May 2024. The warrants did not convey any voting privileges or claims on dividends declared until they are exercised into common stock by the holder. These warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1.
On December 4, 2020, the Company issued warrants to purchase 4,988,719 Series C-1 Convertible Preferred Shares in conjunction with the issuance of the $50,000 term loan ("Term Loan Warrant") discussed om Note 8. The Term Loan Warrant had an exercise price of $0.01 per share and became exercisable upon the earlier of June 30, 2021 or one minute prior to the occurrence of a liquidation event, which includes a SPAC transaction. The Term Loan Warrant will terminate upon the earlier of December 4, 2027, or immediately prior to the occurrence of a liquidation event, which includes a SPAC transaction. The warrant was carried at its fair value because there were certain put rights that may obligate the Company to repurchase the warrant in the future, based on events that are outside of the control of the Company. The warrant is presented within the Other liabilities line item of the balance sheet. The Term Loan Warrant is presented within the Other Liabilities line item of the balance sheet. As of December 31, 2020, there were 4,988,719 Term Loan

Warrants outstanding. Pursuant to the warrant agreement, 1,496,616 warrants were exercised on June 9, 2021 in connection with the Merger discussed in Note 1, with the remaining warrants forfeited in accordance with the warrant agreement.
In connection with the Merger, the Company has 12,832,500 warrants to purchase one share of Katapult common stock outstanding with an exercise price of $11.50 per warrant as of December 31, 2021. These warrants are accounted for as liabilities and recorded at fair value each reporting period and included in Other Liabilities on the consolidated balance sheet. These warrants can be exercised up to five years after the Merger. Of these warrants, 12,500,000 (the “public warrants”) were originally issued in the initial public offering of FinServ (“IPO”) and 332,500 warrants (the “private warrants”) were originally issued in a private placement in connection with the IPO.
11.INCOME TAXES

The Company recorded a federal income tax loss fully related to its U.S.-based jurisdictions for the years ended December 31, 2021, 2020 and 2019, and since it maintains a full valuation allowance on all of its deferred tax assets, the Company recorded no federal provision for income tax or benefit during the years ended December 31, 2021, 2020 and 2019. The provision for income taxes for the years ended December 31, 2021 and 2020 relates primarily to state income taxes.
A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	(6.3%)	4.2%	5.8%
Change in valuation allowance	22.9%	(21.7%)	(25.5%)
Loss on extinguishment	—%	—%	(1.5%)
Warrant remeasurement	(35.3%)	(0.1%)	(0.5%)
Transaction costs	(5.2%)	—%	—%
Nondeductible officer compensation	20.9%	—%	—%
Stock compensation	(17.3%)	(1.0%)	—%
Other, net	1.8%	(0.3%)	0.7%
Effective tax rate	2.5%	2.1%	0.0%
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$1,950	$1,274
Federal, state and local net operating loss carryforwards	28,780	25,523
Stock options	776	91
Total deferred tax asset before valuation allowance	31,506	26,888
Valuation allowance	(19,325)	(14,006)
Deferred tax asset - net of valuation allowance	12,181	12,882
Deferred tax (liabilities):
Depreciation & amortization	(12,181)	(12,882)
Total deferred tax liabilities	(12,181)	(12,882)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2021 and 2020, the Company had a U.S. federal net operating loss carryforward of $119.2 million and $113.7 million. As of December 31, 2021 and 2020, the Company has state net operating loss ("NOL") carryforwards of $71.9 million and $29.1 million. Of the $119.2 million of Federal NOL carryforwards, $35.7 million begins to expire in 2032 and $83.5 million may be carried forward indefinitely. The state net operating loss carryforwards begin to expire in 2023.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2021 and 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2021 and 2020.
Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to the Company.
The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021 and 2020 the Company has not recorded any uncertain tax positions in our financial statements.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2021 and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2018, to the present. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.
12.REDEEMABLE CONVERTIBLE PREFERRED STOCK
During 2019, the Company converted all shares outstanding of Series A, Series A-1, Series A-2, Series B, Series B-1, and Series B-2 redeemable convertible preferred stock to shares of Series C redeemable convertible preferred stock (the "Series C Preferred Shares") by issuing on a 1:1 ratio 24,773,767 Series C Preferred Shares. Additionally, the Company issued 17,061,472 Series C Preferred Shares valued at $6,062 to execute the conversion feature of the outstanding convertible notes. Lastly, the Company raised additional equity of $9,506 by issuing 26,754,674 of Series C Preferred Shares.
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
Redeemable convertible preferred stock as of December 31, 2020 consist of the following:

	December 31, 2020
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Average Issuance Price Per Share	Liquidation Preference	Carrying Value
Series C	95,415,981	68,589,913	$0.753892	$51,709	$49,894
The holders of redeemable convertible preferred stock had various rights and preferences as follows:
Voting – Each Series C Preferred share entitled the holder to the number of votes equal to the number of whole shares of common stock into which each share is convertible at the time of the vote.
The holders of record of the Series C Preferred Shares, voting as a separate class, were entitled to elect three (3) members of the Company’s board of directors. The holders of record of Series C Preferred Shares, voting as a separate class, were entitled to elect two (2) members of the Company’s board of directors.
Dividends – The holders of Series C Preferred Shares, in preference to the holders of Legacy Katapult common stock, were entitled to receive, as and if declared by the Board of Directors, but only out of funds that were legally available therefore, non-cumulative cash dividends at the rate of 8% of the original issue price of each outstanding share of Series C Preferred Shares.
Liquidation Preference – In the event of any liquidation, dissolution, or winding-up of the Company, the holders of Series C Preferred Shares were entitled to receive, ratably, prior and in preference to any distribution of the assets or funds of the Company to the holders of common stock, an amount equal to the original issuance price per share plus any accrued and unpaid dividends. If the Company has insufficient assets to permit payment of the Liquidation Preference in full to the holders of the Series C Preferred Shares, then the assets of the Company shall be distributed ratably to the Series C Preferred Shares in proportion to the Liquidation Preference that such holders would otherwise be entitled to receive.
After payment of the Liquidation Preference to the holders of Series C Preferred Shares, the remaining assets of the Company would be distributed ratably to the holders of common stock.
Redemption – The Series C Preferred Shares did not contain any mandatory redemption provisions. In accordance with ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be classified as temporary equity in the mezzanine section of the balance sheets. The Series C Preferred Shares were redeemable upon the occurrence of a deemed liquidation event, which is outside of the control of the Company. Therefore, these shares were classified as temporary equity at December 31, 2020, before accounting for the effects of the Merger.
Conversion – Each share of Series C Preferred Shares was convertible at the option of the holder, at any time after the date of issuance of each share, into shares of common stock as is determined by dividing the original purchase price of preferred stock by the conversion price in effect at the time of conversion. As of December 31, 2020, the 68,589,913 shares of Series C preferred stock were convertible into 69,389,530 shares of Common stock. In connection with the Merger discussed in Note 1, all convertible redeemable preferred stock was converted to Katapult common stock.

13.NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of net income (loss) per common share:

	Year ended December 31,
	2021	2020	2019
Net income (loss) per share
Numerator
Net Income (loss)	$21,206	$22,531	$(18,792)

Denominator
Denominator for basic net income (loss) per weighted average common shares	68,502,092	30,855,778	25,663,488
Effect of dilutive securities
Warrants	2,805,302	—	—
Unvested RSUs	265,692	—	—
Common stock warrants	—	5,004,062	—
Convertible preferred warrants	—	368,020	—
Stock options	9,000,132	10,720,585	—
Denominator for diluted net income (loss) per weighted average common shares	80,573,218	46,948,445	25,663,488

Net income (loss) per common share
Basic	$0.31	$0.73	$(0.73)
Diluted	$0.26	$0.48	$(0.73)
The Company’s potentially dilutive securities, which include unvested RSUs, stock options to purchase common stock and warrants to purchase common stock, have been excluded from the computation of diluted net income (loss) per share for certain periods, as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net income (loss) per share is the same in periods of a net loss. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Public warrants	12,500,000	—	—
Private warrants	332,500	—	—
Options to purchase common stock	346,603	—	11,982,429
Unvested restricted stock units	—	19,000,000	—
Warrants to purchase common stock	—	—	5,654,584
Total common stock equivalents	13,179,103	19,000,000	17,637,013

Warrants and options to purchase common stock that were outstanding during the year ended December 31, 2021 were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market price of the common stock. Unvested restricted stock units that were outstanding during the year ended December 31, 2020 were not included in the computation of diluted EPS because the Merger had not occurred as of the reporting date. Options and warrants to purchase common stock outstanding during the year ended December 31, 2019 were not included in the computation of diluted EPS as there were no earnings attributable to common stock.
14.COMMITMENTS AND CONTINGENCIES
Leases—The Company leases office space in Plano, TX and New York, NY under operating leases with non-cancelable lease terms that end in August 2023 and June 2025, respectively. These amounts are included in general and administrative expenses. The following is a schedule of future minimum lease payments required under the non-cancelable leases as of December 31, 2021:

Years Ending December 31,
2022	$511
2023	407
2024	334
2025	170
Thereafter	—
Total future minimum lease payments	$1,422
Rent expense for operating leases for the years ended December 31, 2021, 2020 and 2019 were $654, $709, $779 respectively.
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2021 and 2020.
Except as set forth below, the Company and its subsidiaries are not a party to, and their properties are not the subject of, any material pending legal proceedings.
DCA Litigation
On April 9, 2021, Daiwa Corporate Advisory LLC (formerly known as DCS Advisory LLC) (“DCA”), a financial advisory firm, served the Company with a summons and a complaint filed in the Supreme Court of the State of New York, New York County, in a matter bearing the index number 652164/2021. The complaint relates to a March 22, 2018 letter agreement (the “Letter Agreement”) entered into by DCA and Legacy Katapult. Among other things, DCA alleges that the Letter Agreement confers upon DCA (i) a right to act as the “exclusive financial advisor” with respect to certain transactions defined in the Letter Agreement, (ii) a right to a “Placement Fee” and/or “mutually-agreed upon fees” in connection with such advisory roles, and (iii) a right to a $100 termination fee payable in certain circumstances by the Company in the event that the Company terminated the Letter Agreement. For its first cause of action, DCA alleges that the Company “breached the Letter Agreement by failing and/or refusing to extend to DCA the opportunity to exercise its right of first refusal in connection with” certain transactions and the PIPE Investment. DCA seeks “damages in an amount to be determined at trial” with respect to this first cause of action. For its second cause of action, DCA alleges that, assuming the Company properly terminated the Letter Agreement in April 2019 (which DCA disputes), the Company, Inc. “also breached the Letter Agreement by failing to pay DCA a termination fee when it terminated the Letter Agreement.” DCA seeks “damages in an amount to be determined at trial, but no less than $100” with respect to this second cause of action. With respect to both causes of action, DCA also seeks attorneys’ fees and costs pursuant to the Letter Agreement, an award of pre- and- post -judgment interest, and such other and further relief as the Court deems just and proper.
On May 24, 2021, the Company filed its answer to the complaint and also asserted counterclaims against DCA for breach of contract and for breach of the duty of good faith and fair dealing. In connection with its counterclaims, the Company is seeking damages in the amount of approximately $10,600 as well as attorneys’ fees and costs. The Company disputes the allegations in DCA’s complaint and intends to vigorously defend against the claims.
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
The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at December 31, 2021.
Shareholder Litigation

On August 27, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Katapult Holdings, Inc., two officers of FinServ, one of whom is a current Company director, and two officers of Legacy Katapult, both of whom are current Company officers. The lawsuit is captioned McIntosh v. Katapult Holdings, Inc., et al. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks an unspecified amount of damages on behalf of persons and entities that purchased or otherwise acquired Katapult securities between December 18, 2020 and August 10, 2021, inclusive (the “Putative Class”). The complaint alleges that defendants misled the Putative Class by failing to disclose that the Company was experiencing declining e-commerce retail sales and consumer spending, lacked visibility into its consumers’ future buying behavior, and had no reasonable basis for positive statements about its business, operations, and prospects. On October 26, 2021, seven investors filed motions to be appointed lead plaintiff of the Putative Class. The Company and the other defendants intend to vigorously defend against the claims in this action.
The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at December 31, 2021.
15.RELATED-PARTY TRANSACTIONS
Certain debt facilities of the Company were with related parties. No interest was paid to related parties during the year ended December 31, 2021. Total interest paid to related parties was $4,381 and $4,782 for the years ended December 31, 2020 and 2019, respectively.
16.FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of its warrant liability, revolving line of credit, and long-term debt.
The estimated fair value of the Company’s revolving line of credit, and long-term debt were as follows:

	December 31, 2021			December 31, 2020
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
Revolving line of credit	$61,958	$61,238	$70,688	$75,393	$74,316	$83,014
Long term debt	51,664	40,661	58,143	50,117	36,413	55,378
	$113,622	$101,899	$128,831	$125,510	$110,729	$138,392
The estimated fair values of the Company’s revolving line of credit, and long-term debt were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.
There were no assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively. Liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability - Public & Private Warrants	$7,341	$7,125	$—	$216
Total Other Liabilities	$7,341	$7,125	$—	$216

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Term Loan Warrant	$12,744	$—	$—	$12,744
Total Other Liabilities	$12,744	$—	$—	$12,744
Term Loan Warrants

Term Loan Warrants classified as Level 3 liabilities are valued using the probability weighted average of their value if a special purpose acquisition company (“SPAC”) transaction occurs and their value if a SPAC transaction does not occur. The value under the SPAC transaction scenario utilized the current value method, which estimates the total equity value of the Company. The value under the no-SPAC scenario was calculated using the Black-Scholes model.
During the year ended December 31, 2021, there were no transfers between Level 1 and Level 2, nor into and out of Level 3.
The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value on a recurring basis:

	Term Loan Warrant	Warrant Liability
Balance as of December 31, 2020	$12,744	$—
Exercised	(13,102)	—
Assumed from Merger	—	44,272
Changes in fair value	358	(36,931)
Balance as of December 31, 2021	$—	$7,341
17.SUBSEQUENT EVENTS
The Company evaluated subsequent events from December 31, 2021, the date of these consolidated financial statements, through March 15, 2022, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these consolidated financial statements.

Credit Facility Amendment

On March 14, 2022, the Company entered into the Thirteenth Amendment to the credit agreement, which amended and restated Section 6.19(c) Total Advance Rate. This section provides that the Total Advance Rate shall not exceed (i) from the period on or after October 1, 2021 to and including December 31, 2022, 140%, (ii) from January 1, 2023 to and including December 31, 2023, 130%, and (iii) at all times thereafter, 120%. The borrower may cure such Total Advance Rate by depositing funds into a reserve bank account in an amount necessary to reduce the Total Advance Rate to the maximum permitted rate for such period. The Thirteenth Amendment increases the ability of the borrower to exercise this cure from two (2) to five (5) times.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Merger on June 9, 2021. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

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

These material weaknesses relate to (i) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, (ii) a lack of control in place to perform a review of the depreciation, cost of property sold, and impairment expense curves, specifically associated with evaluating the accuracy and completeness of the underlying data supporting the curves, or reconcile the expense amounts per the curves to the general ledger, (iii) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted, (iv) an incomplete implementation of the information and communication component of the COSO framework, specifically with respect to user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (v) a lack of controls in place surrounding the accounting of warrants inherited from FinServ.

Remediation Efforts to Address Material Weakness

We previously disclosed in our Quarterly Reports on Form 10-Q material weaknesses in our internal controls over financial reporting when evaluating an incomplete implementation of the information and communication component of the COSO framework, specifically with respect to user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to its financial applications and data to appropriate company personnel. In addition, we previously disclosed a lack of controls in place surrounding the accounting of warrants from FinServ, as well as a material weakness related to the review of depreciation, cost of property sold, and impairment expense curves, specifically associated with evaluating the accuracy and completeness of the underlying data supporting the curves, or reconcile the expense amounts per the curves to the general ledger.

In order to remediate these particular material weaknesses, we undertook a number of actions with the oversight of the Audit Committee of the Board of Directors. The following steps were taken to remediate the conditions leading to certain material weaknesses:

(i) Material weakness related to user access controls to ensure appropriate segregation of duties and to restrict user and privileged access to its financial applications:

•Management has implemented user access controls, including reviews of user access to ensure that only the appropriate personnel have access to certain financial applications

(ii) Material weakness related to the accounting of warrants from FinServ:

•Management has implemented procedures to properly account for warrants inherited from FinServ
•Management and the third-party valuation expert discuss all significant elements of the prepared reports with evidence of this review.

(iii) Material weakness related to the review of depreciation, cost of property sold, and impairment expense curves, specifically associated with evaluating the accuracy and completeness of the underlying data supporting the curves, or reconcile the expense amounts per the curves to the general ledger:

•Management has implemented procedures to evaluate the accuracy and completeness of the underlying data supporting the curves.
•Management has implemented a control to reconcile the depreciation expense amounts per the curves to the general ledger.

As of the date of this filing, two material weaknesses remain. As part of our plan to remediate these material weaknesses, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We cannot assure you that the measures that we have taken, and that will be taken, to remediate these material weaknesses will, in fact, remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. While we are undertaking efforts to remediate the remaining material weakness, the material weakness will not be considered remediated until our remediation plan for these material weaknesses has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting
Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements:

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of December 18, 2020, by and among FinServ Acquisition Corp., a Delaware corporation, Keys Merger Sub 1, Inc., a Delaware corporation, Keys Merger Sub 2, LLC, a Delaware limited liability company, Katapult Holdings, Inc., a Delaware corporation, and Orlando Zayas, in his capacity as the representative of all Pre-Closing Holders (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 8-K, filed with the SEC on December 21, 2020).

3.1
Second Amended and Restated Certificate of Incorporation of the Company, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).

3.2	Amended and Restated By-Laws of the Company, dated June 9, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the SEC on June 15, 2021).
4.3
Warrant Agreement, dated October 31, 2019, by and between FinServ Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of FinServ Acquisition Corp. filed on November 6, 2019).

4.4	Description of the Registrant’s Securities.
10.1
Amended and Restated Registration Rights Agreement, dated June 9, 2021, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K, filed with the SEC on June 15, 2021).

10.2
Form of Subscription Agreement, dated as of December 18, 2020, by and between the Company and the Subscriber party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the SEC on December 21, 2020).

10.3†
Provider Agreement, dated November 24, 2020, by and between Wayfair LLC and Katapult Group, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-4 of FinServ Acquisition Corp. filed with the SEC on May 5, 2021).

10.4#
Amended and Restated Executive Employment Agreement, dated May 4, 2021, by and between Katapult Holdings, Inc. and Orlando Zayas (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-4 of FinServ Acquisition Corp. filed with the SEC on May 5, 2021).

10.5#
Amended and Restated Executive Employment Agreement, dated May 4, 2021, by and between Katapult Holdings, Inc. and Karissa Cupito (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-4 of FinServ Acquisition Corp. filed with the SEC on May 5, 2021).

10.6#
Amended and Restated Executive Employment Agreement, dated May 4, 2021, by and between Katapult Holdings, Inc. and Derek Medlin (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-4 of FinServ Acquisition Corp. filed with the SEC on May 5, 2021).

10.7#	Amended and Restated Employment Agreement, by and between the Company and Chandra Chopra dated as of September 3, 2021.
10.8#	Amended and Restated Employment Agreement, by and between the Katapult Holdings, Inc. and Fangqui Sun dated as of September 3, 2021.
10.9#	Amended and Restated Employment Agreement, by and between the Katapult Holdings, Inc. and Tahmineh Maloney dated as of September 13, 2021.
10.10#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the SEC on June 15, 2021).
10.11#	Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).
10.12#
Forms of Stock Option Grant Notice and Stock Option Agreement under the Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).

10.13#	Form of Executive Officer Restricted Stock Unit Grant Notice and Unit Award Agreement under the Katapult Holdings, Inc. 2021 Equity Incentive Plan.
10.14#	Form of Non-Employee Director Restricted Stock Unit Grant Notice (Initial Award) under the Katapult Holdings, Inc. 2021 Equity Incentive Plan.
10.15#	Form of Non-Employee Director Restricted Stock Unit Grant Notice (Annual Award) under the Katapult Holdings, Inc. 2021 Equity Incentive Plan.
10.16#	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Katapult Holdings, Inc. 2021 Equity Incentive Plan.
10.17#	Cognical, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).
10.18#
Forms of Stock Option Grant Notice and Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).

10.19	Non-Employee Director Compensation Policy.
10.20	Loan and Security Agreement, dated as of May 14, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto.
10.21	First Amendment to Loan and Security Agreement, dated as of June 14, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto.
10.22	Second Amendment to Loan and Security Agreement, dated as of November 8, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., and Midtown Madison Management LLC and the lenders party thereto.
10.23	Third Amendment to Loan and Security Agreement, dated as of November 20, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto.
10.24	Fourth Amendment to Loan and Security Agreement, dated as of December 16, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto.
10.25	Fifth Amendment to Loan and Security Agreement, dated as of March 31, 2020, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Midtown Madison Management LLC and the lenders party thereto.
10.26	Sixth Amendment to Loan and Security Agreement, dated April 29, 2020, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Midtown Madison Management LLC and the lenders party thereto.
10.27	Seventh Amendment to Loan and Security Agreement, dated as of May 6, 2020, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Midtown Madison Management LLC and the lenders party thereto.
10.28	Eighth Amendment to Loan and Security Agreement, dated as of September 28, 2020, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Midtown Madison Management LLC and the lenders party thereto.

10.29
Ninth Amendment and Joinder to Loan and Security Agreement and Consent, dated as of December 4, 2020, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 of FinServ Acquisition Corp filed with the SEC on April 2, 2021).

10.30
Tenth Amendment and Joinder to Loan and Security Agreement and Consent, dated as of January 13, 2021, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4 of FinServ Acquisition Corp. filed with the SEC on April 2, 2021).

10.31
Eleventh Amendment and Joinder to Loan and Security Agreement and Consent, dated as of July 1, 2021, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto.

10.32
Twelfth Amendment to Loan and Security Agreement, dated as of December 15, 2021, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Katapult Holdings, Inc. filed with the SEC on December 17, 2021).

10.33
Thirteenth Amendment to Loan and Security Agreement, dated as of March 14, 2022, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto

10.34	Pledge Agreement, dated as of May 14, 2019, by and between Cognical, Inc. and Midtown Madison Management LLC.
10.35	Indemnity Guaranty, dated as of May 14, 2019, by and among Cognical, Inc., Cognical Holdings, Inc. and Midtown Madison Management LLC.
10.36	Corporate Guaranty and Security Agreement, dated as of December 4, 2020, by and among Katapult Group, Inc., Katapult Holdings, Inc. and Midtown Madison Management LLC.
21.1	Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of Katapult Holdings, Inc. filed with the SEC on June 30, 2021).
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the signature page hereof).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

+ Indicates management contract or compensatory plan or arrangement.

#    Indicates management contract or compensatory plan or arrangement.

† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2022.

KATAPULT HOLDINGS, INC.

By:	/s/ ORLANDO ZAYAS
Orlando Zayas
Chief Executive Officer (Principal Executive Officer)

/s/ KARISSA CUPITO
Karissa Cupito
Chief Financial Officer (Principal Financial Officer)

/s/ CHRISTOPHER TOWERS
Christopher Towers
Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Katapult Holdings, Inc., a Delaware corporation (“Company”), and the undersigned Directors and Officers of Katapult Holdings, Inc. hereby constitute and appoint Orlando Zayas and Karissa Cupito as the Company’s or such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for the Company or such Director or Officer and in the Company’s or such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the Company or such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HIRSCH Brian Hirsch	Chairman of the Board and Director	March 15, 2022

/s/ ORLANDO ZAYAS Orlando Zayas	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022

/s/ KARISSA CUPITO Karissa Cupito	Chief Financial Officer (Principal Financial Officer)	March 15, 2022

/s/ CHRISTOPHER TOWERS Christopher Towers	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2022

/s/LEE EINBINDER Lee Einbinder	Director	March 15, 2022

/s/ DON GAYHARDT Don Gayhardt	Director	March 15, 2022

/s/ CHRIS MASTO Chris Masto	Director	March 15, 2022

/s/ BRUCE TARAGIN Bruce Taragin	Director	March 15, 2022

/s/ JOYCE PHILLIPS Joyce Phillips	Director	March 15, 2022

/s/ JANE J. THOMPSON Jane J. Thompson	Director	March 15, 2022