Form 10-Q
period 2022-03-31
Katapult Holdings, Inc.
filed 2022-05-10
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of May 6, 2022 was 98,126,012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

• execution of our business strategy, including launching new product offerings and expanding information and technology capabilities;
• our market opportunity and our ability to acquire new customers and retain existing customers;
• general economic conditions in the markets where we operate, the cyclical nature of consumer spending, and seasonal sales and spending patterns of customers;
• failure to realize the anticipated benefits of the business combination with FinServ Acquisition Corp.;
• factors affecting consumer spending that are not under our control, including, among others, levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security;
• risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth;
• risks related to the concentration of a significant portion of our business with a single merchant partner, or type of merchant or industry;
• the effects of competition on our future business;
• meeting future liquidity requirements and complying with restrictive covenants related to long-term indebtedness;
• the impact of unstable market and economic conditions such as rising inflation and interest rates and the conflict involving Russia and Ukraine on our business;
• the impact of the COVID-19 pandemic and its effect on our business;
• reliability of our platform and effectiveness of our risk model;
• protection of confidential, proprietary or sensitive information, including confidential information about consumers, and privacy or data breaches, including by cyber-attacks or similar disruptions;
• ability to attract and retain employees, executive officers or directors;
• effectively respond to general economic and business conditions;
• obtain additional capital, including equity or debt financing;
• enhance future operating and financial results;
• anticipate rapid technological changes;
• comply with laws and regulations applicable to our business, including laws and regulations related to rental purchase transactions;
• stay abreast of modified or new laws and regulations applying to our business, including rental purchase transactions and privacy regulations;
• maintain relationships with merchant partners;
• respond to uncertainties associated with product and service developments and market acceptance;
• anticipate the impact of new U.S. federal income tax law;
• identified material weaknesses in our internal control over financial reporting which, if not remediated, could affect the reliability of our condensed consolidated financial statements;
• successfully defend litigation;
• litigation, regulatory matters, complaints, adverse publicity and/or misconduct by employees, vendors and/or service providers; and
• other events or factors, including those resulting from civil unrest, war, foreign invasions (including the conflict involving Russia and Ukraine), terrorism, or public health crises, or responses to such events.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q. Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$80,625	$92,494
Restricted cash	5,577	3,937
Accounts receivable, net of allowance for doubtful accounts of $6,248 at December 31, 2021	—	2,007
Property held for lease, net of accumulated depreciation and impairment (Note 3)	52,288	61,752
Prepaid expenses and other current assets	2,400	4,249
Total current assets	140,890	164,439
Property and equipment, net (Note 4)	669	576
Security deposits	91	91
Capitalized software and intangible assets, net (Note 5)	1,452	1,056
Right-of-use assets (Note 13)	1,050	—
Total assets	$144,152	$166,162
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,430	$2,029
Accrued liabilities (Note 6)	10,369	11,959
Unearned revenue	2,036	2,135
Lease liabilities	426	—
Total current liabilities	15,261	16,123
Revolving line of credit (Note 7)	48,105	61,238
Long term debt (Note 8)	41,586	40,661
Other liabilities	4,252	7,341
Lease liabilities, non-current	715	—
Total liabilities	109,919	125,363
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value-- 250,000,000 shares authorized; 98,126,012 and 97,574,171 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	78,586	77,632
Accumulated deficit	(44,363)	(36,843)
Total stockholders' equity	34,233	40,799
Total liabilities and stockholders' equity	$144,152	$166,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Rental revenue	$59,830	$80,625
Other revenue	47	10
Total revenue	59,877	80,635
Cost of revenue	48,113	52,882
Gross profit	11,764	27,753
Operating expenses:
Servicing costs	1,207	1,138
Underwriting fees	488	467
Professional and consulting fees	3,288	1,534
Technology and data analytics	2,410	1,549
Bad debt expense	—	4,887
Compensation costs	5,377	2,582
General and administrative	3,805	1,183
Total operating expenses	16,575	13,340
(Loss) income from operations	(4,811)	14,413
Interest expense and other fees	(3,801)	(4,140)
Change in fair value of warrant liability	3,089	(358)
(Loss) income before provision for income taxes	(5,523)	9,915
Provision for income taxes	35	1,825
	$(5,558)	$8,090
Net (loss) income per share:
Basic	$(0.06)	$0.26
Diluted	$(0.06)	$0.15
Weighted average shares used in computing net (loss) income per share:
Basic	97,873,452	31,558,754
Diluted	97,873,452	52,322,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	97,574,171	$10	$77,632	$(36,843)	$40,799
Impact of ASC 842 adoption	—	—	—	—		(1,962)	(1,962)
Stock options exercised	—	—	275,435	—	60	—	60
Vesting of restricted stock units	—	—	378,425	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(102,019)	—	(195)	—	(195)
Stock-based compensation expense	—	—	—	—	1,089	—	1,089
Net (loss)	—	—	—	—	—	(5,558)	(5,558)
Balances at March 31, 2022	—	$—	98,126,012	$10	$78,586	$(44,363)	$34,233

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	—	—	31,432,477	$3	$57,097	$(58,049)	$(949)
Stock options exercised	—	—	257,444	—	84	—	84
Stock-based compensation expense	—	—	—	—	80	—	80
Net income	—	—	—	—	—	8,090	8,090
Balances at March 31, 2021	—	$—	31,689,921	$3	$57,261	$(49,959)	$7,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(5,558)	$8,090
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,740	36,062
Net book value of property buyouts	10,020	10,586
Impairment expense	3,224	3,800
Bad debt expense	—	4,887
Change in fair value of warrant liability	(3,089)	358
Stock-based compensation	1,089	80
Amortization of debt discount	537	697
Amortization of debt issuance costs	91	89
Accrued PIK interest	388	377
Amortization of right-of-use assets	89	—
Change in operating assets and liabilities:
Accounts receivable	—	(4,594)
Property held for lease	(36,398)	(51,253)
Prepaid expenses and other current assets	1,849	(2,025)
Accounts payable	401	518
Accrued liabilities	(1,444)	(794)
Lease liabilities	(99)	—
Unearned revenues	(99)	380
Net cash provided by operating activities	3,741	7,258
Cash flows from investing activities:
Purchases of property and equipment	(139)	(103)
Additions to capitalized software	(472)	(166)
Net cash used in investing activities	(611)	(269)
Cash flows from financing activities:
Proceeds from revolving line of credit, net of deferred financing costs	—	542
Principal repayments of revolving line of credit	(13,224)	(6,547)
Proceeds from exercise of stock options	60	84
Repurchases of restricted stock	(195)	—
Net cash used in financing activities	(13,359)	(5,921)
Net (decrease) increase in cash and restricted cash	(10,229)	1,068
Cash and restricted cash at beginning of period	96,431	69,597
Cash and restricted cash at end of period	$86,202	$70,665

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,588	$2,949
Right-of-use assets obtained in exchange for operating lease liabilities	$1,139	$—
Cash paid for operating leases	$126	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Katapult Holdings, Inc. (“Katapult” or the “Company”), is an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for non-prime US consumers. Katapult’s fully-digital technology platform provides non-prime consumers with a flexible lease purchase option to enable them to obtain durable goods from Katapult’s network of e-commerce retailers. Katapult's end-to-end technology platform provides seamless integration with merchants.

On June 9, 2021 (the “Closing Date”), Katapult (formerly known as FinServ Acquisition Corp. or “FinServ”), consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated December 18, 2020 (the “Merger Agreement”), by and among FinServ Keys Merger Sub 1, Inc. (“Merger Sub 1”), a wholly owned subsidiary of FinServ, Keys Merger Sub 2, LLC (“Merger Sub 2”), the entity formerly known as Katapult Holdings, Inc. (formerly known as Cognical Holdings, Inc.), a Delaware corporation (“Legacy Katapult”), and Orlando Zayas, in his capacity as the representative of all pre-closing stockholders. Pursuant to the terms of the Merger Agreement, a business combination between Legacy Katapult and FinServ was effected on June 9, 2021 through the merger of Merger Sub 1 with and into Legacy Katapult, with Legacy Katapult surviving the merger as a wholly owned subsidiary of FinServ (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly owned subsidiary of FinServ (the “Second Merger” and collectively with the First Merger and the other transactions contemplated by the Merger Agreement, the “Merger”). References to “the Company” are to Katapult following the Merger and Legacy Katapult prior to the Merger. On the Closing Date, a number of investors purchased from the Company an aggregate of 15,000,000 shares of Company common stock for a purchase price of $10.00 per share and an aggregate purchase price of $150,000 (the "PIPE Investment" or “PIPE”), pursuant to separate subscription agreements. The PIPE was consummated concurrently with the Merger.

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

Subsidiaries

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries which are Katapult Intermediate Holdings, LLC (formerly known as Keys Merger Sub 2, LLC), Katapult Group, Inc. (formerly known as Cognical, Inc.) and Katapult SPV-1 LLC, and the Company's former subsidiaries, Cognical SPV-3 LLC, and Cognical SPV-4 LLC. Cognical SPV-3 LLC originated all of the Company’s lease agreements with its customers and owned all of the leased property through April 2019. Katapult SPV-1 LLC has originated all of the Company’s lease agreements thereafter. Cognical SPV-4 LLC has halted the origination of new leases on behalf of a third-party merchant, however the Company serviced activity from existing leases of Cognical SPV-4 LLC through November 2020. Cognical SPV-3 LLC and Cognical SPV-4 LLC were liquidated in December 2020.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Legacy Katapult was incorporated in Delaware in 2016 and changed its headquarters from New York, New York to Plano, Texas in December 2020. Katapult Group, Inc. was incorporated in the state of Delaware in 2012. Katapult SPV-1 LLC is a Delaware limited liability company formed in Delaware in 2019.
Basis of Presentation— The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these condensed consolidated financial statements.
All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Risks and Uncertainties— The Company is subject to a number of risks including, but not limited to, the need for successful development of our growth strategies, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates— The preparation of the condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the selection of useful lives of property and equipment, the selection of useful lives for property held for lease and the related depreciation method, determination of fair value of stock option grants, the fair value of the private warrants, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Segment Information— Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment.

Cash— As of March 31, 2022 and December 31, 2021, cash consists primarily of checking and savings deposits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash— The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of March 31, 2022 and December 31, 2021 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.

The reconciliation of cash and restricted cash is as follows:

	March 31,	March 31,
	2022	2021
Cash	$80,625	$67,788
Restricted cash	5,577	2,877
Total cash and restricted cash	$86,202	$70,665

Accounts Receivable, Net of Allowance for Doubtful Accounts— In the first quarter of 2022, the Company adopted Accounting Standards Codification 842 Leases (“ASC 842”). Commencing with the three months ended March 31, 2022, the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Company recognizes revenue from customers when the revenue is earned and cash is collected. In addition, the Company no longer records accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. For the periods prior to adoption of ASC 842, including the three months ended March 31, 2021, the Company recognized revenue from customers on an accrual basis of accounting. The Company does not require any security or collateral to support its receivables.

A rollforward of the allowance for doubtful accounts is as follows:

	Balance at beginning of period	Charged to cost and expenses, net of recoveries	Write-offs	Balance at end of period
Three months ended March 31, 2021	$4,372	$4,887	$(5,648)	$3,611

Property Held for Lease, Net of Accumulated Depreciation and Impairment— Property held for lease consists of furniture, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 7 months because the consumer either exercises the buyout (early purchase) options or terminates the lease purchase agreement prior to the end of the 10, 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the condensed consolidated balance sheets.

Property held for lease is carried at net book value. Depreciation for property held for lease is determined using the     income forecasting method and is included within cost of revenue. Under the income forecasting method, property held for lease is depreciated in the proportion of rents received to total expected rents received based on historical data, which is an activity-based method similar to the units of production method. The Company provides for impairment for the undepreciated balance of the property held for lease assuming no salvage value with a corresponding charge to cost of revenue. Impairment expense includes expense related to property identified as impaired based on historical data, including default trends, such that the recorded amount closely approximates actual impairment expense incurred during the period. The Company derecognizes the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue. The Company periodically evaluates fully depreciated property held for lease, net. When it is determined there is no future economic benefit, the cost of the assets are written off and the related accumulated depreciation is reversed.

Property and Equipment, Net— Property and equipment other than property held for lease are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and are recorded in general and administrative expense over the estimated useful lives of the assets. The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Computer, office and other equipment	5 years
Computer software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Capitalized Software— Starting January 1, 2020 the Company began capitalizing certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the Capitalized software and intangible assets, net line item of the condensed consolidated balance sheets. Amortization of capitalized software is included in general and administrative on the condensed consolidated statements of operations and comprehensive income (loss).

Debt Issuance Costs— Costs incurred in connection with the issuance of the Company’s line of credit and long-term debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
expense. The amortization of the long-term debt issuance costs utilizes the effective interest method, and the amortization of the line of credit debt issuance costs utilizes the straight-line method, which is not materially different compared to the effective interest method. The amortization of debt issuance costs is recorded and included in interest expense and other fees on the condensed consolidated statement of operations and comprehensive (loss) income.

Impairment of Long-Lived Assets— The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three months ended March 31, 2022 or 2021.

Rental Revenue— Property held for lease is leased to customers pursuant to lease purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10 to 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease terms. Accordingly, lease purchase agreements are accounted for as operating leases with lease revenues recognized in the month they are earned and cash is collected. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed to customer lease applications. Payments are received upon submission of the applications and execution of the lease purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term. The Company also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectability is reasonably assured. Revenues from leases are reported net of sales taxes.

Other Revenue— Other revenue consists of revenue from merchant partnerships, and infrequent sales of property formerly on lease when customers terminate a lease and elect to return the property to the Company rather than the Company’s retail partners.

Stock-Based Compensation— The Company measures and records compensation expense related to stock-based awards based on the fair value of those awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock option awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. Forfeitures are accounted for as they are incurred.

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

Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying condensed consolidated statement of operations and comprehensive income. As of March 31, 2022 and December 31, 2021, no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.

Net Income (Loss) Per Share– The Company calculates basic and diluted net income (loss) per share attributable to common stockholders using the two-class method required for companies with participating securities.

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

Fair Value Measurements- Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the established framework for measuring fair value.

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

The Company’s financial instruments consist of accounts receivable (through December 31, 2021), accounts payable, accrued expenses, warrant liability, revolving line of credit, and long-term debt. Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The condensed consolidated financial statements also include fair value level 3 measurements of private common

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments. Refer to Note 14 for discussion of fair value measurements.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three months ended March 31, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of total revenue. As of December 31, 2021, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.

A significant portion of the Company’s transaction volume is with a limited number of merchants, including most significantly, Wayfair Inc.

Recently Adopted Accounting Pronouncements— In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. This ASU did not have a material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company adopted this standard on January 1, 2021, and the adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, adoption requires the use of a modified retrospective transition method to measure leases at the beginning of the earliest period presented in the condensed consolidated financial statements. In July 2018, the FASB issued ASU 2018-11 Leases, allowing companies to apply a transition method for adoption of the new standard as of the adoption date, with recognition of any cumulative-effects as adjustments to the opening balance of retained earnings in the period of adoption. We have elected the transition method under ASU 2018-11 upon adoption of the new standard. The Company's lease-to-own agreements which comprise the majority of our annual revenue fall within the scope of ASU 2016-02 under lessor accounting. As a result, the Company recognizes revenue from customers when the revenue is earned and cash is collected. The Company no longer records accounts receivable arising from lease receivables due from customers incurred during the normal course of business for lease payments earned but not yet received from the customer or any corresponding allowance for doubtful accounts.

Under ASU 2016-02 lessees are required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset (“ROU”), which is an asset that represents the lessee’s right to control the use of an identified asset for the lease term, at the commencement date for all leases with a term greater than one year. As a lessee, the Company recognizes a ROU and lease liability for these operating lease contracts within the condensed consolidated balance sheet. In the first quarter of 2022, the Company recorded a $1,240 lease liability and a $1,139 ROU asset. The Company is also affected by the requirement under the new standard to determine whether impairment indicators exist for the ROU asset at the asset or asset group level. If impairment indicators exist, a recoverability test is performed to determine whether an impairment loss exists. In accordance with the transition guidance for the new standard the Company is required to determine if an impairment loss exists immediately prior to the date of adoption. The Company does not believe any impairment indicators exist as it relates to our operating leases. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities (“ASU 2020-05”), which defers the effective date of ASU 2016-02 for private entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the new standard on January 1, 2022, in accordance with adoption dates provided by the FASB applicable to us under our emerging growth company status.

Recent Accounting Pronouncements Not Yet Adopted — The Company has reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact to its condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
3.PROPERTY HELD FOR LEASE, NET
Property held for lease, net consists of the following:

	March 31,	December 31,
	2022	2021
Property held for lease	$208,832	$220,259
Less: accumulated depreciation	(156,544)	(158,507)
Property held for lease, net	$52,288	$61,752
Total depreciation expense related to property held for lease, net for the three months ended March 31, 2022 and 2021, was $32,618 and $36,014, respectively.
Net book value of property buyouts for the three months ended March 31, 2022 and 2021, was $10,020 and $10,586, respectively.
Total impairment charges related to property held for lease, net for the three months ended March 31, 2022 and 2021, was $3,224 and $3,800, respectively.
Depreciation expense, net book value of property buyouts and impairment charges are included within cost of revenue in the condensed consolidated statement of operations and comprehensive income (loss).
All property held for lease, net is on-lease as of March 31, 2022 and December 31, 2021.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021
Computer, office and other equipment	$783	$659
Computer software	80	80
Furniture and fixtures	100	100
Leasehold improvements	252	238
	1,215	1,077
Less: accumulated depreciation	(546)	(501)
Property and equipment, net	$669	$576
Total depreciation expense related to property and equipment, net was $45 and $30 for the three months ended March 31, 2022 and 2021, respectively.
5.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	March 31,	December 31,
	2022	2021
Capitalized software	$1,725	$1,254
Domain name	16	16
	1,741	1,270
Less: accumulated amortization	(289)	(214)
Capitalized software and intangible assets, net	$1,452	$1,056

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Total amortization expense for capitalized software and intangible assets was $75 and $18 for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net for the years ending December 31:

2022 (remaining nine months)	$441
2023	487
2024	382
2025	57
$1,367
As of March 31, 2022 and December 31, 2021, $69 and $10 of capitalized software was not yet placed in service, respectively.
6.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	March 31,	December 31,
	2022	2021
Bonus accrual	$641	$1,807
Sales tax payable	5,077	5,445
Unfunded lease payable	1,872	2,697
Interest payable	61	91
Other accrued liabilities	2,718	1,919
Total accrued liabilities	$10,369	$11,959
7.LINE OF CREDIT

On May 14, 2019, the Company entered into a Loan and Security Agreement (as amended the “credit agreement”) with respect to a revolving line of credit facility (the “RLOC”), with an initial commitment amount of $50,000, with the lenders having the right to increase to a maximum of $150,000 commitment over time. The RLOC is subject to certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% during March 2020. As of March 31, 2022, total borrowings outstanding on the RLOC were $48,734 less issuance costs of $628, netting to a total of $48,105. As of December 31, 2021, the total outstanding on the RLOC was $61,958 less issuance costs of $720, netting a total of $61,238. The issuance costs are amortized over the life of the facility and included in interest expense. The annual interest rate on the principal was LIBOR plus 11% per annum through July 2020. Beginning in August 2020, the interest rate stepped down to LIBOR plus 7.5% per annum. There is a 2% floor on LIBOR. On September 28, 2020, the lender exercised their right to increase the maximum commitment to a total of $125,000. On December 4, 2020, the Company entered into the ninth amendment to the credit agreement. This amendment provided the lenders with the right to increase the revolving commitment amount from $125,000 to $250,000. This right has not yet been exercised by the lender as of May 10, 2022, the date these condensed consolidated financial statements were issued.

This facility is also subject to certain customary representations, affirmative covenants , which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants. The outstanding borrowings under the credit facilities, including unpaid principal and interest, is due on December 4, 2023, unless there is an earlier event of default such as bankruptcy, default on interest payments, or a change of control (excluding an acquisition by a special purpose acquisition company (“SPAC”), at which point the facility may become due earlier).

The credit agreement also requires the Company to maintain the financial covenants with respect to minimum trailing twelve month (“TTM”) Adjusted EBITDA (as defined in the credit agreement), minimum tangible net worth, minimum liquidity of $50,000 of cash and cash equivalents on hand and compliance with the Total Advance Rate (as defined in the credit agreement).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
During the year ended December 31, 2021, the credit agreement was amended to, among other things: (1) amend the TTM Adjusted EBITDA financial covenant (2) increase the minimum liquidity covenant to $50,000; (3) amend the definition of “Liquidity” to include Cash Equivalents (as defined in the credit agreement): and (4) amend the Total Advance Rate (as defined in the credit agreement) financial covenant. No modifications were made to applicable funding costs or the maturity date of the credit agreement.

On March 14, 2022, the borrower, Katapult Holdings, Inc. and Katapult Group, Inc. entered into the thirteenth amendment to the credit agreement to amend the number of times the borrower can cure a default with respect to compliance with the Total Advance Rate covenant from two to five. As of the date of this report, the Borrower has exercised its right to cure such a default three times.
As of March 31, 2022 and December 31, 2021, the Company was in compliance with the covenants set forth in the above credit agreement.
8.LONG TERM DEBT

Pursuant to the ninth amendment to the credit agreement, the lenders also provided the Company with a senior secured term loan facility (“term loan facility”) commitment of up to $50,000. The Company drew down the full $50,000 of the term loan facility on December 4, 2020. The term loan facility bears interest at one-month LIBOR plus 8% per annum, (with a 1% floor on the LIBOR Rate) and additional 3% interest per annum will accrue to the principal balance as paid-in-kind (“PIK”) interest. The term loan maturity date is December 4, 2023. The term loan facility is subject to the same representations, affirmative and negative covenants and financial convenants.

A reconciliation of the outstanding principal to the carrying amount of long term debt is as follows:

	March 31,	December 31,
	2022	2021
Outstanding principal	50,000	50,000
PIK	2,052	1,664
Debt discount	(10,466)	(11,003)
Total carrying amount	41,586	40,661
Total amortization expense related to the term loan facility was $537 and $697 for the three months ended March 31, 2022 and 2021, respectively. Amortization of debt issuance costs is shown within interest expense and other fees on the condensed consolidated statements of operations and comprehensive (loss) income.
9.STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

2014 Plan

In accordance with the 2014 Plan, the board of directors of Legacy Katapult could grant equity awards to officers, employees, directors and consultants for common stock. There were no stock options or other equity awards granted to non-employees during 2022 and 2021. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years. Upon consummation of the Merger, no additional equity awards are being granted under the 2014 Plan. No awards have been granted under the 2014 Plan since October 2020.

Stock Options

A summary of the status of the stock options under the 2014 Plan as of March 31, 2022, and changes during the three months then ended is presented below:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	8,371,097	$0.29	7.33	$25,773
Granted	—	—
Exercised	(275,435)	0.22
Forfeited	—	—
Balance - March 31, 2022	8,095,662	0.30	7.08	$16,930
Exercisable - March 31, 2022	8,075,235	0.29	7.08	$16,915
Unvested - March 31, 2022	20,427	2.62	8.25	$15
The total intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $602 and $1,875, respectively.
As of March 31, 2022, total compensation cost not yet recognized related to unvested stock options was $28, which is expected to be recognized over a period of 1.67 years.
2021 Plan

On June 9, 2021, the 2021 Plan, which was previously approved by the FinServ board of directors and FinServ stockholders in connection with the Merger, became effective.

In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards, restricted stock unit awards and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to service-based and/or performance-based vesting conditions.

Stock Options

A summary of the status of the stock options under the 2021 Plan as of March 31, 2022, and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	346,603	$10.45	9.50	$—
Granted - service conditions	—	—
Granted - performance conditions	—	—
Exercised	—	—
Forfeited	—	—
Balance - March 31, 2022	346,603	10.45	9.25	$—
Exercisable - March 31, 2022	115,534	10.45	9.25	$—
Unvested - March 31, 2022	231,069	$10.45	9.25	$—
As of March 31, 2022, total compensation cost not yet recognized related to unvested stock options was $1,404, which is expected to be recognized over a period of 2.63 years.
No stock options were granted under the 2021 Plan during the three months ended March 31, 2022.

Restricted Stock Units

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant.

A summary of the status of the RSUs under the 2021 Plan as of March 31, 2022, and changes during the three months then ended is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	2,115,162	$6.10
Granted	4,618,327	1.91
Vested	(378,425)	6.27
Forfeited	(80,703)	6.15
Outstanding - March 31, 2022	6,274,361	$3.01

Stock-Based Compensation Expense— Stock-based compensation expense was $1,089 and $80 for three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation costs.

10.INCOME TAXES
For the three months ended March 31, 2022 and 2021, the Company recorded an income tax provision of $35 and $1,825, respectively. The provisions for the three months ended March 31, 2022 and 2021 relates predominately to state income taxes due to the Company’s estimated taxable income for the year. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed. The Company’s effective tax rate for the three month period ended March 31, 2022 and 2021 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.
As of December 31, 2021, the Company had U.S. federal net operating loss carryforward of $119,200 that begin to expire in 2032 and includes $83,500 that have an unlimited carryforward period. As of December 31, 2021, the Company has U.S. state and local net operating loss carryforwards of $71,900 that begin to expire in 2023.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended March 31, 2022, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of March 31, 2022 and December 31, 2021. It is possible that the Company will achieve profitability to enable the release of some or all of its valuation allowance in the future.
11.NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of net income (loss) per common share:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Net (loss) income per share
Numerator
Net (loss) income	$(5,558)	$8,090

Denominator
Denominator for basic net (loss) income per weighted average common shares	97,873,452	31,558,754
Effect of dilutive securities
Warrants	—	5,186,007
Private warrants	—	4,988,719
Stock options	—	10,589,093
Denominator for diluted net (loss) income per weighted average common shares	97,873,452	52,322,573

Net (loss) income per common share
Basic	$(0.06)	$0.26
Diluted	$(0.06)	$0.15
The Company’s potentially dilutive securities, which include unvested RSUs, stock options to purchase common stock and warrants to purchase common stock, have been excluded from the computation of diluted net income (loss) per share for certain periods, as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net (loss) income per share is the same in periods of a net loss. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Public warrants	12,500,000	—
Private warrants	332,500	—
Stock options	8,442,265	—
Unvested restricted stock units	6,274,361	19,000,000
Total common stock equivalents	27,549,126	19,000,000
Unvested restricted stock units that were outstanding during the three months ended March 31, 2021 were not included in the computation of diluted EPS because the performance obligation related to these restricted stock units had not occurred as of the reporting date.
12.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2022 and December 31, 2021.

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

The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at March 31, 2022.

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

The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at March 31, 2022.
13.LEASES

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Lessor Information— Refer to Note 2 to these condensed consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All of the Company’s customer agreements are considered operating leases.
Lessee Information— The Company determines if a contract contains a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate to determine the present value of lease payments, as the implicit rate is not readily determinable. The ROU asset also includes any lease payments made. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company leases office space in Plano, TX and New York, NY under operating leases with a non-cancelable lease term which end in August 2023 and June 2025, respectively. Lease expenses are included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income. The following is a schedule of future minimum lease payments required under the non-cancelable leases as of March 31, 2022 reconciled to the present value of operating lease liabilities:

Years Ending December 31,
2022 (remaining 9 months)	$385
2023	456
2024	334
2025	170
Thereafter	—
Total undiscounted future minimum lease payments	$1,345
Less: Interest	(204)
Total present value of operating lease liabilities	$1,141
Lease Liabilities— Lease liabilities as of March 31, 2022, consist of the following:

Current portion of lease liabilities	$426
Long-term lease liabilities, net of current portion	715
Total lease liabilities	$1,141
Rent expense for operating leases for the three months ended March 31, 2022 and 2021 were $135 and $148, respectively. As of March 31, 2022, the Company had a weighted average remaining lease term of 2.9 years and a weighted average discount rate of 9.25%.
14.FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of its warrant liability, RLOC, and term loan facility.

The estimated fair value of the Company’s RLOC, and long term debt (term loan facility) were as follows:

	March 31, 2022			December 31, 2021
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
Revolving line of credit	$48,734	$48,105	$52,804	$61,958	$61,238	$70,688
Long term debt	52,053	41,586	55,980	51,664	40,661	58,143
	$100,787	$89,691	$108,784	$113,622	$101,899	$128,831

The estimated fair values of the Company’s RLOC, and long term debt were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
There were no assets measured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021. Liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability - Public & Private Warrants	$4,252	$4,125	$—	127
Total Other Liabilities	$4,252	$4,125	$—	$127

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability - Public & Private Warrants	$7,341	$7,125	$—	$216
Total Other Liabilities	$7,341	$7,125	$—	$216

During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2021	$7,341
Changes in fair value	(3,089)
Balance at March 31, 2022	$4,252

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2022, the date of these condensed consolidated financial statements, through May 10, 2022, which represents the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. Other than disclosed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

Credit Facility Amendment

On May 9, 2022, the Company entered into the fourteenth amendment to the credit agreement, which amended the credit agreement as follows:

The maximum Total Advance Rate was amended as follows: (i) from the period on May 9, 2022 to and including May 9, 2023, the maximum Total Advance Rate is 130% and (ii) at all times thereafter, it is 120%. In addition, the limitation on the number of times we can cure a breach of our Total Advance Rate covenant by depositing funds into a reserve bank account was eliminated. The Total Advance Rate calculation was also changed to reduce the amount of our loans used in the calculation by the amount of our unrestricted cash and cash equivalents if we have unrestricted cash of at least $50,000, and to provide no reduction in the amounts of our loans for purpose of the calculation if the amount of our unrestricted cash and cash equivalents is less than $50,000. Previously, the amount of our loans used in the calculation of Total Advance Rate was reduced by $20,000 without regard to the amount of unrestricted cash and cash equivalents.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
The minimum Tangible Net Worth (as defined in the credit agreement) covenant was increased to the sum of (i) $(25,000) (from $18,500) plus (ii) the greater of (A) zero dollars and (B) fifty percent of all aggregate Parent Consolidated Net Income (as defined in the credit agreement) since April 30, 2019 (as determined in accordance with GAAP.

The Minimum Liquidity (as defined in the credit agreement) requirement was reduced from $50,000 to $15,000.

The Minimum Trailing Twelve Month Adjusted EBITDA (as defined in the credit agreement) requirement was amended as follows: (i) during the period on and after October 1, 2021 and until (and including) June 30, 2023, our minimum Trailing Twelve Month Adjusted EBITDA must be not less than ($25,000) (from $(15,000)), (ii) during the period on and after July 1, 2023 and until (and including) September 30, 2023, the Minimum Trailing Twelve Month Adjusted EBITDA must not be less than $(15,000), and (iii) at all times thereafter, $0.
The interest rate for PIK Interest on the term loan (as defined in the credit agreement) was increased from 3% to (A) if Liquidity is greater than $50,000, to 4.5% and (B) if Liquidity is less than $50,000, to 6%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company”, or “Katapult” refer to Katapult Holdings, Inc and its subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included on our Annual Report on Form 10-K filed with the SEC on March 15, 2022. Due to the Company’s adoption of ASC 842, effective January 1, 2022, using the transition method, the Company has not restated the financial statements as of and for the three months ended March 31, 2021 and therefore these financial statements are not comparable to the financial statements for the three months ended March 31, 2022. See “ASC 842 Adoption and Comparability” below for more information. All dollar amounts are in thousands, unless otherwise specified.

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

Key factors and trends impacting our business include the following:

•In the first quarter 2021, consumers were bolstered by two stimulus payments, one in January and the other in March, which drove consumer spending and consequently our gross originations volume. These stimulus payments also changed historic 90-day buyout and delinquency patterns through the first quarter 2021, with these trends now normalizing to pre-pandemic levels in 2022. Macro headwinds we have observed since fourth quarter 2021 that are continuing include key merchant partners experiencing lower sales volumes than they did in early 2021. In addition, in response to these trends and a deterioration in overall payment ability of our customers, we initiated tightening of our underwriting in fourth quarter 2021 and continuing into 2022, which has led to fewer approvals.

•Record levels of inflation combined with continued supply chain issues (including availability of raw materials from Russia and Ukraine) and consumer sentiment are expected to impact customers ability to make lease payments and impact key merchant partners.

•We anticipate that the challenging macro environment will continue in 2022 but expect that our largest merchant partners will be able to return to growth in the second half of 2022. We also anticipate that impairment charges will continue to rise back to pre-pandemic levels.

•Based on historical trends, if prime lenders that had previously expanded their underwriting due to record low delinquencies in early 2021, tighten their underwriting, this could result in potential additional volume and higher credit customers to the Company.

Segment Information

We conduct our business within one business segment, which is defined as providing lease payment options to consumers for the purchase of durable goods from e-commerce partners. Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

ASC 842 Adoption and Comparability

The Company was required to adopt ASC 842 relating to lessor accounting effective January 1, 2022. The Company’s lease-to-own agreements, which comprise the majority of the Company’s revenue, fall within the scope of ASC 842 under lessor accounting and as a result of the adoption, the Company is recognizing revenue from customers when revenue is earned and cash is collected instead of on an accrual basis, which it had done historically, including for the period ended March 31, 2021. The Company has adopted ASC 842 beginning with the three months ended March 31, 2022 using the transition approach which permits the Company to not apply ASC 842 for comparative periods in the year of adoption. As a result, the Company has not restated the financial statements for 2021 or prior periods to conform to ASC 842 and therefore the financial statements as of and for the three months ended March 31, 2021 are not comparable to the financial statements as of and for the three months ended March 31, 2022. In particular, the 2022 financial statements do not include (i) rental revenue arising from lease payments earned but not yet collected and any corresponding net bad debt expense in the condensed consolidated statement of operations and comprehensive (loss) income and (ii) accounts receivable arising from lease receivables and any corresponding allowance for doubtful accounts on its condensed consolidated balance sheet. These items are recorded and shown in the Company’s condensed consolidated financial statements for the 2021 period. In periods prior to 2022, the Company recognized revenue from customers on an accrual basis of accounting. If ASC 842 was effective for the three months ended March 31, 2021, total revenue would have been $77,558 and income before provision for income taxes would have been $11,725.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. There is a direct correlation between gross origination growth and revenue growth. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned. However, we believe this is a useful operating metric for both the Company and investors to use in assessing the volume of transactions that take place on our platform.

The following table presents gross originations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Gross Originations	$46,676	$63,765	$(17,089)	(26.8)%

Wayfair represented 58% and 63% of gross origination during the three months ended March 31, 2022 and 2021, respectively.

Gross originations have decreased as a result of the aforementioned stimulus payments in the first quarter of 2021, which drove up spending and our gross originations volume. The decline of gross originations from customers, excluding Wayfair, year-over-year was approximately 17%.

Total Revenue
Total revenue represents the sum of rental revenue and other revenue. The Company adopted ASC 842 (“Leases”) in the first quarter of 2022 and as a result the Company records revenue when earned and cash is collected.

	Three Months Ended March 31,
	2022	2021
Total revenue	$59,877	$80,635

If ASC 842 was effective for the three months ended March 31, 2021, total revenue would have been $77,558.

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

Components of Results of Operations

Revenue

Revenue consists of rental revenue and other revenue. Rental revenue consists of revenue earned from property held for lease and agreed-upon charges related to lease-purchase agreements. Other revenue consists of sub-lease revenue, revenue from merchant partnerships, and infrequent sales of property formerly on lease when customers terminate a lease and elect to return the property to the Company rather than the Company’s merchant partners.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021
The following tables are references for the discussion that follows.

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue
Rental revenue	$59,830	$80,625	$(20,795)	(25.8)%
Other revenue	47	10	37	370.0%
Total revenue	59,877	80,635	(20,758)	(25.7)%
Cost of revenue	48,113	52,882	(4,769)	(9.0)%
Gross profit	11,764	27,753	(15,989)	(57.6)%
Operating expenses:
Servicing costs	1,207	1,138	69	6.1%
Underwriting fees	488	467	21	4.5%
Professional and consulting fees	3,288	1,534	1,754	114.3%
Technology and data analytics	2,410	1,549	861	55.6%
Bad debt expense	—	4,887	(4,887)	(100.0)%
Compensation costs	5,377	2,582	2,795	108.2%
General and administrative	3,805	1,183	2,622	221.6%
Total operating expenses	16,575	13,340	3,235	24.3%
(Loss) income from operations	(4,811)	14,413	(19,224)	(133.4)%
Interest expense and other fees	(3,801)	(4,140)	339	(8.2)%
Change in fair value of warrant liability	3,089	(358)	3,447	100.0%
(Loss) income before provision for income taxes	(5,523)	9,915	(15,438)	(155.7)%
Provision for income taxes	35	1,825	(1,790)	(98.1)%
Net (loss) income	$(5,558)	$8,090	$(13,648)	(168.7)%

Rental revenue

Rental revenue decreased by $20,795, or 25.8%, to $59,830 for the three months ended March 31, 2022, from $80,625 for the same period in 2021. If ASC 842 were in effect for the three months ended March 31, 2021, rental revenue would have decreased $17,681 or 22.8%. The decrease in rental revenue was directly attributable to the aforementioned stimulus payments and continued unemployment benefits in the first quarter of 2021, which increased spending and our gross originations volume. Further contributing to the decrease was a decrease in originations related to Wayfair. Our Wayfair originations decreased from 63% during the three months ended March 31, 2021 to 58% during the three months ended March 31, 2022. Partially offsetting the decline was rental revenue from originations from 27 new merchant partners that were onboarded during the three months ended March 31, 2022.

Cost of revenue

Cost of revenue decreased $4,769, or 9.0%, to $48,113 for the three months ended March 31, 2022, from $52,882 for the same period in 2021. This decrease was primarily driven by various merchant promotions combined with the decrease in rental revenue and originations over this period.

Gross profit

Gross profit decreased by $15,989, or 57.6%, to $11,764 for the three months ended March 31, 2022 from $27,753 for the same period in 2021. The decrease in gross profit was primarily due to the aforementioned government stimulus payments and continued unemployment benefits in the first quarter of 2021, coupled with a decline in origination volume. Gross profit as a percentage of total revenue decreased to 19.6% for the three months ended March 31, 2022, compared to 34.4% for the same period in 2021. This decrease was driven by the normalization of customer payment performance as compared to the 2021 period and various promotions for merchant partners.

Operating expenses

The following tables quantify the dollar amounts of operating costs versus total revenue for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Percentage of Total Revenue
	2022	2021	2022	2021
Total revenue	$59,877	$80,635

Servicing costs	1,207	1,138	2.0%	1.4%
Underwriting fees	488	467	0.8%	0.6%
Professional and consulting fees	3,288	1,534	5.5%	1.9%
Technology and data analytics	2,410	1,549	4.0%	1.9%
Bad debt expense	—	4,887	—%	6.1%
Compensation costs	5,377	2,582	9.0%	3.2%
General and administrative	3,805	1,183	6.4%	1.5%

Servicing Costs

Servicing costs increased by $69, or 6.1%, to $1,207 for the three months ended March 31, 2022, from $1,138 for the same period in 2021. This was primarily due to the increase in overall call center headcount.

Underwriting fees

Underwriting fees were consistent with the prior year period at $488 for the three months ended March 31, 2022, compared to $467 for the 2021 period.

Professional and consulting fees

Professional and consulting fees increased by $1,754, or 114.3%, to $3,288 for the three months ended March 31, 2022, compared to $1,534 for the same period in 2021. This increase was primarily driven by an increase in accounting and legal fees associated with being a public company coupled with consulting fees associated with Sarbanes Oxley Act (“SOX”) compliance.

Technology and data analytics

Technology and data analytics expense increased by $861, or 55.6%, to $2,410 for the three months ended March 31, 2022, compared to $1,549 for the same period in 2021. This was primarily due to added employee headcount to continue the build-out of the Company’s technological infrastructure and continued improvement and management of our proprietary risk model algorithms, partially offset by a greater portion of software development activities qualifying for capitalization during the three months ended March 31, 2022.

Bad debt expense

As a result of adopting ASC 842, the Company no longer records bad debt expense and therefore for the three months ended March 31, 2022, no bad debt expense was recorded as compared to $4,887 for the same period in 2021. As discussed above in “ASC 842 Adoption and Comparability”, the Company adopted the transition method for ASC 842 and is not required to restate its 2021 or prior periods to reflect the changes related to ASC 842. Effective January 1, 2022, the Company recognizes revenue from customers when the revenue is earned and cash is collected. In addition, the Company no longer records accounts receivable arising from lease receivables due from customers and any corresponding allowance for doubtful accounts on its condensed consolidated balance sheet. In the periods prior to 2022, the Company recognized revenue from customers on an accrual basis of accounting.

Compensation costs

Compensation costs increased by $2,795 or 108.2% to $5,377 for the three months ended March 31, 2022, from $2,582 for the same period in 2021. This increase is largely driven by an increase in stock-based compensation related to the vesting of restricted stock awards in 2022 and added sales and business development headcount to support the growth of the Company. Total stock-based compensation expense increased $1,009 year-over-year.

General and administrative

General and administrative expense increased by $2,622, or 221.6%, to $3,805 for the three months ended March 31, 2022, from $1,183 for the same period in 2021. This increase is related to an approximate $1,500 increase in insurance-related costs as a public company, increased marketing and advertising, and increased software related expense.

Interest expense and other fees

Interest expense and other fees decreased by $339, or 8.2%, to $3,801 for the three months ended March 31, 2022, compared to $4,140 for the same period in 2021. This was primarily due to a decrease in the RLOC balance.

Change in fair value of warrant liability

The change in fair value of warrant liability was a gain of $3,089 for the three months ended March 31, 2022 and was a loss of $358 for the same period in 2021. The balance consists of changes in the fair value of the Company’s warrant liability, which has decreased due to the decline in the fair value of our public warrants and private warrants.

Provision for income taxes

Provision for income taxes was $35 for the three months ended March 31, 2022 compared to $1,825 for the same period in 2021. The provisions are primarily due to state income taxes on the Company’s estimated taxable income for the year ending December 31, 2022 and 2021. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Non-GAAP Financial Measures

In addition to gross profit and net income, which are measures presented in accordance with U.S. GAAP, we believe that adjusted gross profit, adjusted EBITDA and adjusted net (loss) income provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit, adjusted EBITDA and adjusted net (loss) income are supplemental measures of our performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted gross profit and adjusted EBITDA should not be considered as substitutes for U.S. GAAP metrics such as gross profit, operating income, net income, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs and underwriting fees.We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before interest expense and other fees, change in fair value of warrant liability, (provision) benefit for income taxes, depreciation and amortization on property and equipment, impairment of leased assets, stock-based compensation expense, and transaction costs associated with the Merger.

Adjusted net (loss) income is a non-GAAP financial measure that is defined as net (loss) income before change in fair value of warrant liability, stock-based compensation expense and transaction costs associated with the Merger.

Adjusted gross profit, adjusted EBITDA and adjusted net (loss) income are useful to an investor in evaluating our performance because these measures:

•Are widely used to measure a company’s operating performance;
•Are financial measurements that are used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
•Are used by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

The following table reflects the reconciliation of gross profit to adjusted gross profit for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Total revenue	$59,877	$80,635	(20,758)	(25.7)%
Cost of revenue	48,113	52,882	(4,769)	(9.0)%
Gross profit	11,764	27,753	(15,989)	(57.6)%
Less:
Servicing costs	1,207	1,138	69	6.1%
Underwriting fees	488	467	21	4.5%
Bad debt expense	—	4,887	(4,887)	(100.0)%
Adjusted gross profit	$10,069	$21,261	(11,192)	(52.6)%

The following table reflects the reconciliation of net (loss) income to adjusted EBITDA for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(5,558)	$8,090
Add back:
Interest expense and other fees	3,801	4,140
Change in fair value of warrant liability	(3,089)	358
Provision for income taxes	35	1,825
Depreciation and amortization on property and equipment and capitalized software	122	48
Impairment of leased assets	(551)	(625)
Stock-based compensation expense	1,089	80
Transaction costs associated with the Merger (1)	—	676
Adjusted EBITDA	$(4,151)	$14,592

(1) Consists of non-capitalizable transaction cost associated with the Merger.

The following table reflects the reconciliation of net (loss) income to adjusted net (loss) income for the three months ended March 31, 2022 and 2021 as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(5,558)	$8,090
Add back:
Change in fair value of warrant liability	(3,089)	358
Stock-based compensation expense	1,089	80
Transaction costs associated with Merger (1)	—	676
Adjusted net (loss) income	$(7,558)	$9,204

(1) Consists of non-capitalizable transaction costs associated with the Merger.

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

The following table presents the Company's cash, restricted cash, and accounts receivable, net, as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Cash	$80,625	$92,494
Restricted cash	5,577	3,937
Accounts receivable, net (1)	—	2,007
(1) In the first quarter of 2022, the Company adopted ASC 842 pursuant to which the Company recognizes revenue from customers when the revenue is earned and cash is collected. In addition, the Company no longer records accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. See “ASC 842 Adoption and Comparability” above for more information.

Cash Flows

The following table presents cash provided by (used in) operating, investing, and financing activities during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$
Net cash provided by operating activities	$3,741	$7,258	$(3,517)
Net cash used in investing activities	(611)	(269)	(342)
Net cash used in financing activities	(13,359)	(5,921)	(7,438)
Net (decrease) increase in cash and restricted cash	$(10,229)	$1,068	$(11,297)

Operating Activities

Net cash provided by operating activities was $3,741 for the three months ended March 31, 2022, which represented a decrease of $3,517 from $7,258 provided by operating activities for the three months ended March 31, 2021. This reflects our net loss of $5,558, adjusted for non-cash charges of $45,088 and net cash outflows of $35,790 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which decreased $3,325; net book value of property buyouts, which decreased $566; impairment expense, which decreased $578; and bad debt expense, which decreased $4,887. Each of these decreases were driven by the decreased customer origination and lease-purchase activity discussed above.

Net cash provided by operating activities was $7,258 for the three months ended March 31, 2021 and was related to our net income of $8,090, adjusted for non-cash charges of $56,936 and net cash outflows of $57,768 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which increased $18,014; net book value of property buyouts, which increased $5,429; impairment expense, which increased $1,096; and bad debt expense, which increased $1,499. Each of these increases were driven by the increased customer origination and lease-purchase activity.

Investing Activities
Net cash used in investing activities was $611 for the three months ended March 31, 2022 and was primarily due to purchases of property and equipment of $139 and an increase in capitalized software of $472.
Net cash used in investing activities was $269 for the three months ended March 31, 2021 and was due to purchases of property and equipment of $103 and an increase in capitalized software of $166.

Financing Activities
Net cash used in financing activities was $13,359 for the three months ended March 31, 2022 and was due primarily to $13,224 of principal repayments on the revolving line of credit coupled with $195 of repurchases of restricted stock for payroll withholding. Partially offsetting this was proceeds of $60 from the exercise of stock options.

Net cash used in financing activities was $5,921 for the three months ended March 31, 2021 and was due to proceeds from the revolving line of credit of $542 coupled with stock option exercises of $84 offset by principal repayments on the revolving line of credit of $6,547.

Financing Arrangements

Senior Secured Term Loan and Revolving Loan Facility

On May 14, 2019, Katapult SPV-1 LLC, as borrower ("Borrower"), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a loan and security agreement (the “credit agreement”) with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a senior secured revolving loan facility (“revolving loan facility”) with an initial commitment of $50.0 million and the lender having the right to increase to a maximum of $150 million commitment over time. The revolving loan facility is subject certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% in March 2020. The annual interest rate on the principal was the LIBOR plus 11% per annum through July 2020. Beginning in August 2020, the interest rate stepped down to LIBOR plus 7.5% per annum. There is a 2% floor on the LIBOR. On September 28, 2020, the lenders increased the maximum commitment to a total of $125.0 million. On December 4, 2020, the Company entered into the ninth amendment to the revolving loan facility. This amendment provided the lenders with the right to increase the revolving commitment amount from $125.0 million to $250.0 million. This right has not yet been exercised by the lenders as of the date of these condensed consolidated financial statements. Total outstanding principal under the revolving line of credit was $48.7 million at March 31, 2022.

Pursuant to the ninth amendment to the credit agreement entered into on December 4, 2020, Atalaya also provided the Company with a senior secured term loan (“term loan facility”) commitment of up to $50.0 million. The Company drew down the full $50.0 million of the term loan facility on December 4, 2020. The term loan facility bears interest at one-month LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum will accrue to the principal balance as paid-in-kind (“PIK”) interest. Total outstanding principal and PIK interest is $52.1 million at March 31, 2022. An additional 3% interest per annum will accrue to the principal balance as paid-in-kind (“PIK”) interest. The term loan facility matures on December 4, 2023.

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

The credit agreement governing our credit facility also requires us to maintain the following financial covenants:

•Minimum Trailing Twelve Month Adjusted EBITDA: As of the end of each fiscal month, the TTM Adjusted EBITDA (as defined in the credit agreement) must not be less than (i) during the period on and after October 1, 2021 and until (and including) June 30, 2023, ($15.0 million), (ii) during the period on and after July 1, 2023 and until (and including) December 31, 2023, $0.00, and (iii) at all times thereafter, $20.0 million. On May 9, 2022, we entered into the fourteenth amendment to the credit agreement which updated this covenant to require that Minimum Trailing Twelve Month Adjusted EBITDA (as defined in the credit agreement) must not be less than (i) during the period on and after October 1, 2021 and until (and including) June 30, 2023, ($25.0 million), (ii) during the period on and after July 1, 2023 and until (and including) September 30, 2023, ($15.0 million), and (iii) at all times thereafter, $0.

•Minimum Tangible Net Worth: As of the end of each fiscal month, the Tangible Net Worth (as defined in the credit agreement) of Katapult Holdings, Inc. and its subsidiaries, on a consolidated basis, must be greater than or equal to the sum of (i) $(18.5 million) plus (ii) the greater of (A) zero dollars and (B) fifty percent of all aggregate Parent Consolidated Net Income (as defined in the credit agreement) since April 30, 2019 (as determined in accordance with GAAP). On May 9, 2022, we entered into the fourteenth amendment to the credit agreement which updated this covenant to require that Tangible Net Worth (as defined in the credit agreement) of Katapult Holdings, Inc. and its subsidiaries, on a consolidated basis, must be greater than or equal to the sum of (i) ($25.0 million) plus (ii) the greater of (A) zero dollars and (B) fifty percent of all aggregate Parent Consolidated Net Income (as defined in the credit agreement) since April 30, 2019 (as determined in accordance with GAAP).

•Minimum Liquidity: As of any date of determination, Katapult Holdings, Inc. must not permit Liquidity (as defined in the credit agreement) to be less than $50.0 million of cash and cash equivalents on hand. On May 9, 2022, we entered into the fourteenth amendment to the credit agreement which updated this covenant to not permit Liquidity (as defined in the credit agreement) to be less than $15.0 million of cash and cash equivalents on hand.

•Compliance with Total Advance Rate: At the end of each fiscal month and as of the making of any advance under the credit agreement, the Total Advance Rate (as defined in the credit agreement) must not exceed (i) from the period on or after October 1, 2021 to and including December 31, 2022, 140%, (ii) from January 1, 2023 to and including December 31, 2023, 130% and (iii) at all times thereafter, 120%. If at any time during which a Total Advance Rate Reserve Account is in place (as defined in the credit agreement), the Total Advance Rate exceeds the applicable rate for any of the foregoing periods, the borrower may cure such Default (as defined in the credit agreement) by depositing funds in the Total Advance Rate Reserve Account in an amount necessary to reduce the Total Advance Rate to the maximum permitted rate for such period; provided that borrower's right to cure a Default may be exercised no more than a total of five (5) times. On March 14, 2022, the borrower, Katapult Holdings, and Katapult Group, Inc. entered into the thirteenth amendment to the credit agreement to amend the number of times the borrower can cure a default with respect to compliance with the Total Advance Rate covenant from two to five. On May 9, 2022 we entered into the fourteenth amendment to the credit agreement which updated this covenant that the Total Advance Rate shall not exceed (i) from the period on May 9, 2022 to and including May 9, 2023, 130% and (ii) at all times thereafter, 120%. The borrower may cure such Total Advance Rate by depositing funds into a reserve bank account in an amount necessary to reduce the Total Advance Rate to the maximum permitted rate for such period.

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

During the year ended December 31, 2021, the credit agreement was amended to, among other things: (1) amend the TTM Adjusted EBITDA (as defined in the credit agreement) financial covenant to (2) increase the minimum liquidity covenant to $50.0 million; (3) amend the definition of “Liquidity” to include Cash Equivalents (as defined in the credit agreement): and (4) amend the Total Advance Rate (as defined in the credit agreement) financial covenant. No modifications were made to applicable funding costs or the maturity date of the revolving loan facility.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with the covenants in the credit agreement.

On March 14, 2022, the borrower, Katapult Holdings, Inc. and Katapult Group, Inc. entered into the thirteenth amendment to the credit agreement to amend the number of times the borrower can cure a default with respect to compliance with the Total Advance Rate covenant from two to five. As of the date of this report, the Borrower has exercised its right to cure such a default three times.

On May 9, 2022, the Company entered into the fourteenth amendment to the credit agreement, which amended the credit agreement as follows:

The maximum Total Advance Rate was amended as follows: (i) from the period on May 9, 2022 to and including May 9, 2023, the maximum Total Advance Rate is 130% and (ii) at all times thereafter, it is 120%. In addition, the limitation on the number of times we can cure a breach of our Total Advance Rate covenant by depositing funds into a reserve bank account was eliminated. The Total Advance Rate calculation was also changed to reduce the amount of our loans used in the calculation by the amount of our unrestricted cash and cash equivalents if we have unrestricted cash of at least $50,000, and to provide no reduction in the amounts of our loans for purpose of the calculation if the amount of our unrestricted cash and cash equivalents is less than $50,000. Previously, the amount of our loans used in the calculation of Total Advance Rate was reduced by $20,000 without regard to the amount of unrestricted cash and cash equivalents.

The minimum Tangible Net Worth (as defined in the credit agreement) covenant was increased to the sum of (i) $(25,000) (from $18,500) plus (ii) the greater of (A) zero dollars and (B) fifty percent of all aggregate Parent Consolidated Net Income (as defined in the credit agreement) since April 30, 2019 (as determined in accordance with GAAP.

The Minimum Liquidity (as defined in the credit agreement) requirement was reduced from $50,000 to $15,000.

The Minimum Trailing Twelve Month Adjusted EBITDA (as defined in the credit agreement) requirement was amended as follows: (i) during the period on and after October 1, 2021 and until (and including) June 30, 2023, our minimum Trailing Twelve Month Adjusted EBITDA must be not less than ($25,000) (from $(15,000)), (ii) during the period on and after July 1,

2023 and until (and including) September 30, 2023, the Minimum Trailing Twelve Month Adjusted EBITDA must not be less than $(15,000), and (iii) at all times thereafter, $0.

The interest rate for PIK Interest on the term loan (as defined in the credit agreement) was increased from 3% to (A) if Liquidity is greater than $50,000, to 4.5% and (B) if Liquidity is less than $50,000, to 6%.
For additional information on our loan obligations, refer to Notes 7 and 8 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our ability to fund future operating needs will be dependent on our ability to generate positive cash flows from operations and obtain financing for growth as needed. We have $80.6 million of unrestricted cash as of March 31, 2022 which we believe is sufficient to meet our liquidity needs for the next 12 months. We believe we will meet longer-term (beyond 12 months) cash requirements through a combination of available cash on hand, cash flows generated from operations and availability under our revolving credit facility.

The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2022:

(in thousands)	Payments Due by Period
	Total	2022	2023-2024	2025-2026	Thereafter
Revolving credit facility (1)	$57,016	$3,537	$53,479	$—	$—
Term loan facility (2)	69,686	4,738	64,948	—	—
Operating lease commitments	1,345	385	790	170	—
Total	$128,047	$8,660	$119,217	$170	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of 9.5% as of March 31, 2022.
(2) Future cash obligations include scheduled interest payment due based on the interest rate of 9.0%, plus 3.0% paid-in-kind interest, as of March 31, 2022.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We evaluate our significant estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

There have been no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.

Emerging Growth Company

As of March 31, 2022, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources and other risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022 and December 31, 2021, we have interest bearing debt with a principal amount of $100,787 and $113,622, respectively.

Our revolving line of credit as of March 31, 2022 is a variable rate loan that accrues interest at a variable rate of interest based on the one month LIBOR rate, subject to a 2% floor, plus 7.5% per annum. As of March 31, 2022, the calculated interest rate is 9.5%.

Inflation Risk

We do not believe that inflation has had, or currently has, a material effect on our business.

Foreign Currency Risk

There was no material foreign currency risk for the three months ended March 31, 2022 and 2021. Our activities to date are conducted only in the United States.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March

31, 2022 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our consolidated financial statements as of December 31, 2021, 2020 and 2019 and for the years in the three year period ended December 31, 2021, and which are still being remediated.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the fiscal year ended December 31, 2021, 2020 and 2019, our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in aggregate constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

The material weaknesses relate to (i) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate and (ii) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with U.S. GAAP before the entries are manually posted.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become involved in various legal proceedings. Refer to Note 12, Commitments and Contingencies for a description of current legal proceedings.

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

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our securities could decline.

Risks Relating to Our Business and Industry

Risks Related to Our Business, Strategy and Growth

A large percentage of our gross originations is concentrated with a single merchant partner, and the loss of this merchant partner or any other key merchant relationship or partner would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We depend on continued relationships with Wayfair and other key merchant partners. Our top merchant partner, Wayfair, represented approximately 58% and 63% of our gross originations during the three months ended March 31, 2022 and 2021, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchant partners shift to in-house solutions (including providing a service competitive to us) or competitor providers.

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

Inflation has increased at the fastest pace in nearly 40 years. Food, energy, residential rent, and other costs have increased, reflecting a tight labor market and supply chain issues. In addition to reducing demand for our products, high levels of inflation may unfavorably impact our customers' ability to make the payments they owe us, resulting in increased customer payment delinquencies and lease merchandise write-offs and decreased gross margins.

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

We provide an additional option for qualified consumers seeking to purchase durable goods from e-commerce merchant partners. If consumers do not trust our brand or do not have a positive experience, they will not use our products and services and be unable to attract or retain merchant partners. In addition, our ability to attract new consumers and merchant partners is highly dependent on our reputation and on positive recommendations from our existing customers and merchant partners. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive customer referrals that we receive and the number of new and repeat customers. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

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

We have incurred substantial indebtedness, and as of March 31, 2022, the total aggregate indebtedness under the senior secured term loan and revolving loan facility, (the "Credit Facility") of Katapult SPV-1 LLC (the “Borrower”) was approximately $100.8 million of principal outstanding. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the credit facility. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit agreement governing the credit facility and may impact our ability to pay or refinance our indebtedness as it comes due, which would adversely affect our business, results of operations and financial condition.

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

The credit agreement governing our credit facility also requires us to maintain the following financial covenants:

•Minimum Trailing Twelve Month Adjusted EBITDA: As of the end of each fiscal month, the TTM Adjusted EBITDA (as defined in the credit agreement) must not be less than (i) during the period on and after October 1, 2021 and until (and including) June 30, 2023, ($15.0 million), (ii) during the period on and after July 1, 2023 and until (and including) December 31, 2023, $0.00, and (iii) at all times thereafter, $20.0 million. On May 9, 2022, we entered into the fourteenth amendment to the credit agreement which updated this covenant to require that Minimum Trailing Twelve Month Adjusted EBITDA (as defined in the credit agreement) must not be less than (i) during the period on and after October 1, 2021 and until (and including) June 30, 2023, ($25.0 million), (ii) during the period on and after July 1, 2023 and until (and including) September 30, 2023, ($15.0 million), and (iii) at all times thereafter, $0.

•Minimum Tangible Net Worth: As of the end of each fiscal month, the Tangible Net Worth (as defined in the credit agreement) of Katapult Holdings, Inc. and its subsidiaries, on a consolidated basis, must be greater than or equal to the sum of (i) $(18.5 million) plus (ii) the greater of (A) zero dollars and (B) fifty percent of all aggregate Parent Consolidated Net Income (as defined in the credit agreement) since April 30, 2019 (as determined in accordance with GAAP). On May 9, 2022, we entered into the fourteenth amendment to the credit agreement which updated this covenant to require that Tangible Net Worth (as defined in the credit agreement) of Katapult Holdings, Inc. and its subsidiaries, on a consolidated basis, must be greater than or equal to the sum of (i) ($25.0 million) plus (ii) the greater of (A) zero dollars and (B) fifty percent of all aggregate Parent Consolidated Net Income (as defined in the credit agreement) since April 30, 2019 (as determined in accordance with GAAP).

•Minimum Liquidity: As of any date of determination, Katapult Holdings, Inc. must not permit Liquidity (as defined in the credit agreement) to be less than $50.0 million of cash and cash equivalents on hand. On May 9, 2022, we entered into the fourteenth amendment to the credit agreement which updated this covenant to not permit Liquidity (as defined in the credit agreement) to be less than $15.0 million of cash and cash equivalents on hand.

•Compliance with Total Advance Rate: At the end of each fiscal month and as of the making of any advance under the credit agreement, the Total Advance Rate (as defined in the credit agreement) must not exceed (i) from the period on or after October 1, 2021 to and including December 31, 2022, 140%, (ii) from January 1, 2023 to and including December 31,

2023, 130% and (iii) at all times thereafter, 120%. If at any time during which a Total Advance Rate Reserve Account is in place (as defined in the credit agreement), the Total Advance Rate exceeds the applicable rate for any of the foregoing periods, the borrower may cure such Default (as defined in the credit agreement) by depositing funds in the Total Advance Rate Reserve Account in an amount necessary to reduce the Total Advance Rate to the maximum permitted rate for such period; provided that borrower's right to cure a Default may be exercised no more than a total of five (5) times. On March 14, 2022, the borrower, Katapult Holdings, and Katapult Group, Inc. entered into the thirteenth amendment to the credit agreement to amend the number of times the borrower can cure a default with respect to compliance with the Total Advance Rate covenant from two to five. On May 9, 2022 we entered into the fourteenth amendment to the credit agreement which updated this covenant that the Total Advance Rate shall not exceed (i) from the period on May 9, 2022 to and including May 9, 2023, 130% and (ii) at all times thereafter, 120%. The borrower may cure such Total Advance Rate by depositing funds into a reserve bank account in an amount necessary to reduce the Total Advance Rate to the maximum permitted rate for such period.

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

As of March 31, 2022, we had $48.7 million of principal outstanding under the revolving portion of our credit facility. In addition, we had borrowings under our term loan of $52.1 million as of March 31, 2022.

If any specified change in control occurs and the lenders accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under this agreement.

The phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.

The interest rates applicable to our existing credit facility are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the FCA announced that it would continue to publish LIBOR rates through June 30, 2023 for all US dollar settings except the one-week and the two-month U.S. Dollar settings. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR.

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

We generated a net loss of approximately $5.6 million during the three months ended March 31, 2022 and net income of approximately $8.1 million in the three months ended March 31, 2021. As of March 31, 2022, our accumulated deficit was approximately $44.4 million. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract consumers, merchants, and funding sources, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not maintain profitability on a quarterly or annual basis.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data (collectively, “sensitive information”). For example, we process the personal data of consumers, including Social Security Numbers. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

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

Additionally, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act and Utah passed the Consumer Privacy Act, all of which become effective in 2023. Several states and localities have also enacted measures related to the use of artificial intelligence and machine learning in products and services. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

Increasingly, some aspects of our business may be reliant on our ability to have our products and services be accepted by or compatible with a third-party platform, and any inability to do so could negatively impact our business. For example, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Individuals may increasingly resist our collecting, using, and sharing of personal data to deliver targeted advertising. Additionally, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking of activity across devices, which has impacted and may continue to impact our business. Individuals are becoming more aware of options related to consent, “do not track” mechanisms, and “ad-blocking” software, any of which could materially impact our ability to collect personal data and deliver relevant promotions or media. As a result, we may be required to change the way we market our products. Any of these developments could impair our ability to reach new or existing customers or otherwise negatively affect our operations. In addition, the CCPA grants California residents the right to opt-out of a company’s sharing of personally identifiable information for advertising purposes in exchange for money or other valuable consideration.

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

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

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

In the ordinary course of our business, we process sensitive information. We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, virtual card processing, encryption and authentication technology, employee email, and other functions. We may share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to cyber-attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to: computer malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), social engineering (including phishing attacks), ransomware attacks, denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunication failures, earthquakes, fires, floods, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products or services) or the third-party information technology systems that support us and our services. We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our products are compromised, a significant number of companies could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.

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

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. For example, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. The case is still pending. See Part I, Item 1. Note 12 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for more information. Litigation of this type is expensive and could result in substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which could have an adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

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

We are subject to legal proceedings which seek material damages. For example, in April 2021, Daiwa Corporate Advisory Services filed a complaint against us for breach of contract with respect to transactions in connection with our Merger. In addition, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. These cases are still pending. See “Part I, Item 1. Note 12 - Commitments and Contingencies” in this Quarterly Report on Form 10-Q for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also adversely affect discretionary spending for non-prime consumers, which could reduce demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Additional Risks Relating to Ownership of Company Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our common stock and public warrants are publicly traded on the Nasdaq Capital Market (“Nasdaq”). In order to continue listing our securities on the Nasdaq, we will be required to maintain certain financial, distribution and stock price levels.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 8,932,162, and as of March 31, 2022, there were 1,977,187 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

10.1
Thirteenth Amendment to Loan and Security Agreement, dated as of March 14, 2022, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K, filed with the SEC on March 15, 2022)

10.2
Sponsor Agreement, dated as of December 18, 2020, by and among FinServ Holdings LLC, FinServ Acquisition Corp. and Legacy Katapult (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on December 21, 2020).

10.3
Fourteenth Amendment to Loan and Security Agreement, dated as of May 9, 2022, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2022	/s/ Karissa Cupito
Karissa Cupito
Chief Financial Officer
(Principal Financial Officer)