Form 10-Q
period 2022-06-30
Katapult Holdings, Inc.
filed 2022-08-09
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 98,378,821 shares of common stock as of August 5, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

• execution of our business strategy, including launching new product offerings, new brand and expanding information and technology capabilities;
• our market opportunity and our ability to acquire new customers and retain existing customers;
• the timing and impact of our growth initiatives on our future financial performance and the impact of our new executive hires and brand strategy;
• anticipated occurrence and timing of prime lending tightening and impact on our results of operations;
• general economic conditions in the markets where we operate, the cyclical nature of consumer spending, and seasonal sales and spending patterns of customers;
• failure to realize the anticipated benefits of the business combination with FinServ Acquisition Corp.;
• factors affecting consumer spending that are not under our control, including, among others, levels of employment, disposable consumer income, inflation, prevailing interest rates, consumer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security and willingness and ability of consumers to pay for the goods they lease through us when due;
• risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth;
• risks related to the concentration of a significant portion of our transaction volume with a single merchant partner, or type of merchant or industry;
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
• ability to effectively respond to general economic and business conditions;
• ability to obtain additional capital, including equity or debt financing;
• enhance future operating and financial results;
• ability to anticipate rapid technological changes;
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
• anticipate the impact of new U.S. federal income tax laws;
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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$85,025	$92,494
Restricted cash	2,229	3,937
Accounts receivable, net of allowance for doubtful accounts of $6,248 at December 31, 2021	—	2,007
Property held for lease, net of accumulated depreciation and impairment (Note 4)	45,935	61,752
Prepaid expenses and other current assets	4,646	4,249
Total current assets	137,835	164,439
Property and equipment, net (Note 5)	636	576
Security deposits	91	91
Capitalized software and intangible assets, net (Note 6)	1,687	1,056
Right-of-use assets (Note 14)	960	—
Total assets	$141,209	$166,162
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,752	$2,029
Accrued liabilities (Note 7)	10,914	11,959
Unearned revenue	1,623	2,135
Lease liabilities (Note 14)	439	—
Total current liabilities	14,728	16,123
Revolving line of credit (Note 8)	55,183	61,238
Long term debt (Note 9)	42,461	40,661
Other liabilities	1,929	7,341
Lease liabilities, non-current (Note 14)	600	—
Total liabilities	114,901	125,363
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value-- 250,000,000 shares authorized; 98,334,413 and 97,574,171 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	80,394	77,632
Accumulated deficit	(54,096)	(36,843)
Total stockholders' equity	26,308	40,799
Total liabilities and stockholders' equity	$141,209	$166,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rental revenue	$53,020	$77,237	$112,851	$157,862
Other revenue	19	232	66	242
Total revenue	53,039	77,469	112,917	158,104
Cost of revenue	44,849	55,922	92,962	108,804
Gross profit	8,190	21,547	19,955	49,300
Operating expenses:
Servicing costs	1,131	1,072	2,337	2,210
Underwriting fees	423	477	910	944
Professional and consulting fees	2,259	1,324	5,547	2,858
Technology and data analytics	2,455	2,344	4,864	3,893
Bad debt expense	—	8,026	—	12,913
Compensation costs	6,470	14,755	11,847	17,337
General and administrative	3,649	2,503	7,459	3,686
Total operating expenses	16,387	30,501	32,964	43,841
(Loss) income from operations	(8,197)	(8,954)	(13,009)	5,459
Interest expense and other fees	(3,794)	(4,146)	(7,594)	(8,286)
Change in fair value of warrant liability	2,323	3,169	5,412	2,811
Loss before income taxes	(9,668)	(9,931)	(15,191)	(16)
(Provision) benefit for income taxes	(65)	1,828	(100)	3
Net loss	$(9,733)	$(8,103)	$(15,291)	$(13)
Net loss per share:
Basic	$(0.10)	$(0.17)	$(0.16)	$—
Diluted	$(0.10)	$(0.17)	$(0.16)	$—
Weighted average shares used in computing net loss per share:
Basic	97,944,724	46,989,376	98,036,263	39,274,794
Diluted	97,944,724	46,989,376	98,036,263	39,274,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	97,574,171	$10	$77,632	$(36,843)	$40,799
Impact of ASC 842 adoption	—	—	—	—	$—	(1,962)	(1,962)
Stock options exercised	—	—	275,435	—	60	—	60
Vesting of restricted stock units	—	—	623,258	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(138,451)	—	(244)	—	(244)
Stock-based compensation expense	—	—	—	—	2,946	—	2,946
Net loss	—	—	—	—	—	(15,291)	(15,291)
Balances at June 30, 2022	—	$—	98,334,413	$10	$80,394	$(54,096)	$26,308

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	68,589,913	$49,894	9,524,440	$10	$7,196	$(58,049)	$(50,843)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(7)	49,901	—	49,894
Adjusted beginning balance	—	—	31,432,477	$3	$57,097	$(58,049)	$(949)
PIPE proceeds	—	—	15,000,000	2	149,998	—	150,000
Merger financing	—	—	39,408,662	4	251,105	—	251,109
Consideration paid to selling stockholders	—	—	—	—	(329,560)	—	(329,560)
Transaction costs	—	—	—	—	(33,534)	—	(33,534)
Merger warrants liability	—	—	—	—	(44,272)	—	(44,272)
Stock options exercised	—	—	1,422,406	—	442	—	442
Stock-based compensation expense	—	—	2,850,000	—	9,766	—	9,766
Stock warrant exercise	—	—	6,708,070	1	13,101	—	13,102
Net loss	—	—	—	—	—	(13)	(13)
Balances at June 30, 2021	—	—	96,821,615	$10	$74,143	$(58,062)	$16,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2022	—	$—	98,126,012	$10	$78,586	$(44,363)	$34,233
Stock options exercised	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	244,833	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(36,432)	—	(49)	—	(49)
Stock-based compensation expense	—	—	—	—	1,857	—	1,857
Net loss	—	—	—	—	—	(9,733)	(9,733)
Balances at June 30, 2022	—	$—	98,334,413	$10	$80,394	$(54,096)	$26,308

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2021	68,589,913	$49,894	9,781,884	$10	$7,360	$(49,959)	$(42,589)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(7)	49,901	—	49,894
Adjusted beginning balance	—	—	31,689,921	$3	$57,261	$(49,959)	$7,305
PIPE proceeds	—	—	15,000,000	2	149,998	—	150,000
Merger financing	—	—	39,408,662	4	251,105	—	251,109
Consideration paid to selling stockholders	—	—	—	—	(329,560)	—	(329,560)
Transaction costs	—	—	—	—	(33,534)	—	(33,534)
Merger warrants liability	—	—	—	—	(44,272)	—	(44,272)
Stock options exercised	—	—	1,164,962	—	358	—	358
Stock-based compensation expense	—	—	2,850,000	—	9,686	—	9,686
Stock warrant exercise	—	—	6,708,070	1	13,101	—	13,102
Net loss	—	—	—	—	—	(8,103)	(8,103)
Balances at June 30, 2021	—	$—	96,821,615	$10	$74,143	$(58,062)	$16,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,291)	$(13)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,438	73,160
Net book value of property buyouts	19,040	22,836
Impairment expense	7,490	7,721
Bad debt expense	—	12,913
Change in fair value of warrants liability	(5,412)	(2,811)
Stock-based compensation	2,946	9,766
Amortization of debt discount	1,015	1,390
Amortization of debt issuance costs	181	179
Accrued PIK Interest	785	760
Amortization of right-of-use assets	179	—
Change in operating assets and liabilities:
Accounts receivable	—	(13,475)
Property held for lease	(72,844)	(105,251)
Prepaid expenses and other current assets	(397)	(4,667)
Accounts payable	(277)	5,813
Accrued liabilities	(899)	(1,516)
Lease liabilities	(201)	—
Unearned revenues	(512)	321
Net cash (used in) provided by operating activities	(1,759)	7,126
Cash flows from investing activities:
Purchases of property and equipment	(153)	(198)
Additions to capitalized software	(845)	(423)
Net cash used in investing activities	(998)	(621)
Cash flows from financing activities:
Principal repayments on revolving line of credit	(16,171)	(7,948)
Principal advances on revolving line of credit, net of issuance costs	9,935	5,809
Repurchases of restricted stock	(244)	—
Proceeds from exercise of stock options	60	442
PIPE proceeds	—	150,000
Merger financing, net of redemptions	—	251,109
Consideration paid to selling shareholders	—	(329,560)
Transaction costs paid	—	(33,534)
Net cash (used in) provided by financing activities	(6,420)	36,318
Net (decrease) increase in cash and restricted cash	(9,177)	42,823
Cash and restricted cash at beginning of period	96,431	69,597
Cash and restricted cash at end of period	$87,254	$112,420

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,200	$5,868
Cash paid for income taxes	$362	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,139	$—
Cash paid for operating leases	$254	$—
Assumed warrant liability in connection with the Merger	$—	$44,272
Exercise of common stock warrant accounted for as a liability	$—	$13,102

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
In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share, issued to Legacy Katapult's stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Katapult redeemable convertible preferred stock and Legacy Katapult common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement. Refer to Note 3 to these condensed consolidated financial statements for further information about the Merger.
Subsidiaries
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Katapult Intermediate Holdings, LLC (formerly known as Keys Merger Sub 2, LLC), Katapult Group, Inc. (formerly known as Cognical, Inc.) and Katapult SPV-1 LLC, and the Company's former subsidiaries, Cognical SPV-3 LLC, and Cognical SPV-4 LLC. Cognical SPV-3 LLC originated all of the Company’s lease agreements with its customers and owned all of the leased property through April 2019. Katapult SPV-1 LLC has originated all of the Company’s lease agreements thereafter. Cognical SPV-4 LLC has halted the origination of new leases on behalf of a third-party merchant, however the Company serviced activity from existing leases of Cognical SPV-4 LLC through November 2020. Cognical SPV-3 LLC and Cognical SPV-4 LLC were liquidated in December 2020.

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

Correction of Prior Period Classification Error

The Company corrected an immaterial classification error within operating expenses that was included in the prior period condensed consolidated statement of operations and comprehensive (loss) income. The correction resulted in a decrease in Technology and data analytics expense and an increase in General and administrative expense of $257 and $423, for the three and six months ended June 30, 2021, respectively. This correction had no effect on total operating expenses, loss before income taxes, net loss, or any other previously reported amounts in the Company’s condensed consolidated financial statements for the year ended June 30, 2021.
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

Cash—As of June 30, 2022 and December 31, 2021, cash consists primarily of checking and savings deposits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of June 30, 2022 and December 31, 2021 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.

The reconciliation of cash and restricted cash is as follows:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	June 30,	June 30,	December 31,	December 31,
	2022	2021	2021	2020
Cash	$85,025	$109,785	$92,494	$65,622
Restricted cash	2,229	2,635	3,937	3,975
Total cash and restricted cash	$87,254	$112,420	$96,431	$69,597

Accounts Receivable, Net of Allowance for Doubtful Accounts— In the first quarter of 2022, the Company adopted Accounting Standards Codification 842 Leases (“ASC 842”). Commencing with the three months ended March 31, 2022, the Company recognizes revenue from customers when the revenue is earned and cash is collected. In addition, the Company no longer records accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. For the periods prior to adoption of ASC 842, including the six months ended June 30, 2021, the Company recognized revenue from customers on an accrual basis of accounting. The Company does not require any security or collateral to support its receivables.

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

Capitalized Software— Starting January 1, 2020 the Company began capitalizing certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the Capitalized software and intangible assets, net line item of the condensed consolidated balance sheets. Amortization of capitalized software is included in general and administrative on the condensed consolidated statements of operations and comprehensive loss (income).

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

Impairment of Long-Lived Assets— The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three and six months ended June 30, 2022 or 2021.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying condensed consolidated statement of operations and comprehensive income. As of June 30, 2022 and December 31, 2021, no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.

Net Loss Per Share– The Company calculates basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities.

Under the two-class method, basic net income loss per share available to stockholders is calculated by dividing the net loss available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The Company’s financial instruments consist of accounts receivable (through December 31, 2021), accounts payable, accrued expenses, warrant liability, revolving line of credit, and long-term debt. Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
payment date. The condensed consolidated financial statements also include fair value level 3 measurements of private common stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments. Refer to Note 15 for discussion of fair value measurements.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three and six months ended June 30, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of total revenue. As of June 30, 2022 and December 31, 2021, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.

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

Recapitalization
Cash - FinServ Trust	$251,059
Less: Redemptions	(64)
Cash - FinServ Operating	114
Cash - PIPE	150,000
Less: Consideration paid to selling shareholders	(329,560)
Less: Transaction costs	(33,534)
Net contributions from Merger and PIPE	38,015
Less: Warrant liability	(44,272)
Total	$(6,257)

Merger Warrants

Warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the three and six months ended June 30, 2022 consisted of the following:

June 30, 2022
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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
4.PROPERTY HELD FOR LEASE, NET
Property held for lease, net consists of the following:

	June 30,	December 31,
	2022	2021
Property held for lease	$231,991	$220,259
Less: accumulated depreciation	(186,056)	(158,507)
Property held for lease, net	$45,935	$61,752
Total depreciation expense related to property held for lease, net for the three months ended June 30, 2022 and 2021, was $29,512 and $37,027, respectively. Total depreciation expense related to property held for lease, net for the six months ended June 30, 2022 and 2021, was $62,130 and $73,041, respectively.
Net book value of property buyouts for the three months ended June 30, 2022 and 2021, was $9,020 and $12,250, respectively. Net book value of property buyouts for the six months ended June 30, 2022 and 2021, was $19,040 and $22,836, respectively.
Total impairment charges related to property held for lease, net for the three months ended June 30, 2022 and 2021, was $4,266 and $3,921, respectively. Total impairment charges related to property held for lease, net for the six months ended June 30, 2022 and 2021, was $7,490 and $7,721, respectively.
Depreciation expense, net book value of property buyouts and impairment charges are included within cost of revenue in the condensed consolidated statement of operations and comprehensive (loss) income.
All property held for lease, net is on-lease as of June 30, 2022 and December 31, 2021.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
Computer, office and other equipment	$798	$659
Computer software	80	80
Furniture and fixtures	100	100
Leasehold improvements	252	238
	1,230	1,077
Less: accumulated depreciation	(594)	(501)
Property and equipment, net	$636	$576
Total depreciation expense related to property and equipment, net was $48 and $33 for the three months ended June 30, 2022 and 2021, respectively. Total depreciation expense related to property and equipment, net was $93 and $63 for the six months ended June 30, 2022 and 2021, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
6.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	June 30,	December 31,
	2022	2021
Capitalized software	$2,099	$1,254
Domain name	16	16
	2,115	1,270
Less: accumulated amortization	(428)	(214)
Capitalized software and intangible assets, net	$1,687	$1,056
Total amortization expense for capitalized software and intangible assets was $139 and $38 for the three months ended June 30, 2022 and 2021, respectively.
Total amortization expense for capitalized software and intangible assets was $214 and $56 for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net for the years ending December 31:

2022 (remaining 6 months)	$339
2023	531
2024	426
2025	66
$1,362
As of June 30, 2022, $309 of capitalized software was not yet placed in service.
7.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	June 30,	December 31,
	2022	2021
Bonus accrual	$1,178	$1,807
Sales tax payable	5,841	5,445
Unfunded lease payable	1,935	2,697
Interest payable	62	91
Other accrued liabilities	1,898	1,919
Total liabilities	$10,914	$11,959
8.LINE OF CREDIT

On May 14, 2019, the Company entered into a Loan and Security Agreement (as amended the “credit agreement”) with respect to a revolving line of credit facility (the “RLOC”), with an initial commitment amount of $50,000, with the lenders having the right to increase to a maximum of $150,000 commitment over time. The RLOC is subject to certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% during March 2020. As of June 30, 2022, total borrowings outstanding on the RLOC were $55,722 less issuance costs of $539, netting to a total of $55,183. As of December 31, 2021, the total outstanding on the RLOC was $61,958 less issuance costs of $720, netting a total of $61,238. The issuance costs are amortized over the life of the facility and included in interest expense and other fees. The annual interest rate on the principal was LIBOR plus 11% per annum through July 2020. Beginning in August

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
2020, the interest rate stepped down to LIBOR plus 7.5% per annum. There is a 2% floor on LIBOR. On September 28, 2020, the lender exercised their right to increase the maximum commitment to a total of $125,000. On December 4, 2020, the Company entered into the ninth amendment to the credit agreement. This amendment provided the lenders with the right to increase the revolving commitment amount from $125,000 to $250,000. This right has not yet been exercised by the lender as of August 9, 2022, the date these condensed consolidated financial statements were issued.

This facility is also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants. The outstanding borrowings under the credit facilities, including unpaid principal and interest, is due on December 4, 2023, unless there is an earlier event of default such as bankruptcy, default on interest payments, or a change of control (excluding an acquisition by a special purpose acquisition company (“SPAC”), at which point the facility may become due earlier).

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

On March 14, 2022, the Company entered into the thirteenth amendment to the credit agreement to amend the number of times the Company can cure a default with respect to compliance with the Total Advance Rate covenant from two to five. As of the date of this report, the Company has exercised its right to cure such a default three times.

On May 9, 2022, the Company entered into the fourteenth amendment to the credit agreement, which amended the credit agreement as follows:

The maximum Total Advance Rate was amended as follows: (i) from the period on May 9, 2022 to and including May 9, 2023, the maximum Total Advance Rate is 130% and (ii) at all times thereafter, it is 120%. In addition, the limitation on the number of times the Company can cure a breach of our Total Advance Rate covenant by depositing funds into a reserve bank account was eliminated. The Total Advance Rate calculation was also changed to reduce the amount of our loans used in the calculation by the amount of the Company’s unrestricted cash and cash equivalents if the Company has unrestricted cash of at least $50,000 and to provide no reduction in the amounts of the Company’s loans for purpose of the calculation if the amount of the Company’s unrestricted cash and cash equivalents is less than $50,000. Previously, the amount of the Company’s loans used in the calculation of Total Advance Rate was reduced by $20,000 without regard to the amount of unrestricted cash and cash equivalents.

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

The minimum trailing twelve month adjusted EBITDA “TTM Adjusted EBITDA” (as defined in the credit agreement) requirement was amended as follows: (i) during the period on and after October 1, 2021 and until (and including) June 30, 2023, the Company’s minimum TTM Adjusted EBITDA must be not less than ($25,000) (from $(15,000)), (ii) during the period on and after July 1, 2023 and until (and including) September 30, 2023, the minimum TTM Adjusted EBITDA must not be less than $(15,000), and (iii) at all times thereafter, $0.

The interest rate for paid-in-kind (“PIK”) interest on the term loan (as defined in the credit agreement) was increased from 3% to (A) if Liquidity is greater than $50,000, to 4.5% and (B) if Liquidity is less than $50,000, to 6%.

As of June 30, 2022 and December 31, 2021, the Company was in compliance with the covenants set forth in the above credit agreement.
9.LONG-TERM DEBT

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Pursuant to the ninth amendment to the credit agreement, the lenders also provided the Company with a senior secured term loan facility (“term loan facility”) commitment of up to $50,000. The Company drew down the full $50,000 of the term loan facility on December 4, 2020. The term loan facility bears interest at one-month LIBOR plus 8% per annum, (with a 1% floor on the LIBOR Rate). The interest rate for PIK interest on the term loan (as defined in the credit agreement) is (A) if Liquidity is greater than $50,000, 4.5% or (B) if Liquidity is less than $50,000, 6%. The term loan maturity date is December 4, 2023. The term loan facility is subject to the same representations, affirmative and negative covenants and financial covenants.

A reconciliation of the outstanding principal to the carrying amount of long term debt is as follows:

	June 30,	December 31,
	2022	2021
Outstanding principal	$50,000	$50,000
PIK	2,449	1,664
Debt discount	(9,988)	(11,003)
Total carrying amount	$42,461	$40,661
Total amortization expense related to the term loan facility discount was $479 and $692 for the three months ended June 30, 2022 and 2021, respectively. Total amortization expense related to the term loan facility was $1,015 and $1,390 for the six months ended June 30, 2022 and 2021, respectively. Amortization of debt issuance costs is shown within interest expense and other fees on the condensed consolidated statements of operations and comprehensive (loss) income.
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

Stock Options

A summary of the status of the stock options under the 2014 Plan as of June 30, 2022, and changes during the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	8,371,097	$0.29	7.33	$25,773
Granted	—	—
Exercised	(275,435)	0.22
Forfeited	—	—
Balance - June 30, 2022	8,095,662	0.30	6.83	$6,377
Exercisable - June 30, 2022	8,083,925	0.29	6.83	$6,377
Unvested - June 30, 2022	11,737	3.50	8.29	$—
There were no options granted under the 2014 Plan during the six months ended June 30, 2022 and 2021. The total intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $241 and $14,933, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
As of June 30, 2022, total compensation cost not yet recognized related to unvested stock options was $24, which is expected to be recognized over a period of 1.96 years.
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

Stock Options

A summary of the status of the stock options under the 2021 Plan as of June 30, 2022, and changes during the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	346,603	$10.45	9.50	$—
Granted - service conditions	—	—
Granted - performance conditions	—	—
Exercised	—	—
Forfeited	—	—
Balance - June 30, 2022	346,603	10.45	9.00	$—
Exercisable - June 30, 2022	137,197	10.45	9.00	$—
Unvested - June 30, 2022	209,406	$10.45	9.00	$—
As of June 30, 2022, total compensation cost not yet recognized related to unvested stock options was $1,271, which is expected to be recognized over a period of 2.38 years.
No stock options were granted under the 2021 Plan during the three and six months ended June 30, 2022 and 2021.

Restricted Stock Units

Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant.

A summary of the status of the RSUs under the 2021 Plan as of June 30, 2022, and changes during the six months then ended is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	2,115,162	$6.10
Granted	5,450,749	1.84
Vested	(623,258)	6.29
Forfeited	(101,016)	5.48
Outstanding - June 30, 2022	6,841,637	$2.70

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

Stock-Based Compensation Expense— Stock-based compensation expense was $1,857 and $9,686 for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense was $2,946 and $9,766 for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation costs.
On August 26, 2020, the Company granted a total of 19,000,000 restricted shares of the Company’s common stock to certain employees (the “Award Shares”). The Award Shares vest only upon a Liquidation Event, which is defined as any liquidation, dissolution, or winding up of the Company, including a consolidation, stock exchange, or merger with another Company. The number of Award Shares that will be forfeited or will vest will depend upon the achieved liquidation price per common share. Vesting of the Award Shares is contingent upon the recipient’s continuous employment with the Company through a Liquidation Event. The Liquidation Event represented a performance condition that was satisfied as a result of the Merger discussed in Note 3. The Award Shares had a grant date fair value of $3.28 per share which resulted in the recognition of $9,348 of stock-based compensation expense during the three and six months ended June 30, 2021. Based on the liquidation price per common share, 15% of the total Award Shares vested as a result of the Merger.
11.INCOME TAXES
For the three months ended June 30, 2022 and 2021, the Company recorded an income tax provision and benefit of $65 and $1,828, respectively.

For the six months ended June 30, 2022 and 2021, the Company recorded an income tax provision and benefit of $100 and $3, respectively.
As of December 31, 2021, the Company had U.S. federal net operating loss carryforward of $119,200 that begin to expire in 2032 and includes $83,500 that have an unlimited carryforward period. As of December 31, 2021, the Company has U.S. state and local net operating loss carryforwards of $71,900 that begin to expire in 2023.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative pre-tax loss position for the 36 months ended June 30, 2022, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of June 30, 2022 and December 31, 2021. It is possible that the Company will achieve profitability to enable the release of some or all of its valuation allowance.
12.NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of net (loss) income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss per share
Numerator
Net loss	$(9,733)	$(8,103)	$(15,291)	$(13)

Denominator
Denominator for basic net loss per weighted average common shares	97,944,724	46,989,376	98,036,263	39,274,794

Net (loss) income per common share
Basic	$(0.10)	$(0.17)	$(0.16)	$—
Diluted	$(0.10)	$(0.17)	$(0.16)	$—

The Company’s potentially dilutive securities, which include unvested RSU’s, stock options to purchase common stock and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share for certain periods, as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
calculate both basic and diluted net loss per share is the same in the periods of a net loss. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Public warrants	12,500,000	12,500,000	12,500,000	12,500,000
Private warrants	332,500	332,500	332,500	332,500
Stock options	8,442,265	9,140,107	8,442,265	9,140,107
Unvested restricted stock units	6,841,637	—	6,841,637	—
Total common stock equivalents	28,116,402	21,972,607	28,116,402	21,972,607
Unvested restricted stock units that were outstanding during the three and six months ended June 30, 2021 were not included in the computation of diluted EPS because the performance obligation related to these restricted stock units had not occurred as of the reporting date.
13.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2022 and December 31, 2021.

Except as set forth below, the Company and its subsidiaries are not a party to, and their properties are not the subject of, any material pending legal proceedings.

DCA Litigation

On April 9, 2021, Daiwa Corporate Advisory LLC (formerly known as DCS Advisory LLC) (“DCA”), a financial advisory firm, served Katapult Group, Inc. with a summons and complaint filed in the Supreme Court of the State of New York, New York County. The complaint relates to a March 22, 2018 letter agreement (the “Letter Agreement”) entered into by DCA and Legacy Katapult. Among other things, DCA alleges that the Letter Agreement confers upon DCA (i) a right to act as the “exclusive financial advisor” with respect to certain transactions defined in the Letter Agreement, (ii) a right to a “Placement Fee” and/or “mutually-agreed upon fees” in connection with such advisory roles, and (iii) a right to a $100 termination fee payable in certain circumstances by Katapult Group, Inc. in the event that Katapult Group, Inc. terminated the Letter Agreement. For its first cause of action, DCA alleges that Katapult Group, Inc. “breached the Letter Agreement by failing and/or refusing to extend to DCA the opportunity to exercise its right of first refusal in connection with” certain transactions and the PIPE Investment. DCA seeks “damages in an amount to be determined at trial” with respect to this first cause of action. For its second cause of action, DCA alleges that, assuming Katapult Group, Inc. properly terminated the Letter Agreement in April 2019 (which DCA disputes), Katapult Group, Inc. “also breached the Letter Agreement by failing to pay DCA a termination fee when it terminated the Letter Agreement.” DCA seeks “damages in an amount to be determined at trial, but no less than $100,” with respect to this second cause of action. With respect to both causes of action, DCA also seeks attorneys’ fees and costs pursuant to the Letter Agreement, an award of pre- and post-judgment interest, and such other and further relief as the Court deems just and proper.”

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

On July 29, 2021, the court entered a Preliminary Conference Order, which was subsequently amended to provide that any motions for summary judgment must be filed by August 22, 2022.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or estimable at June 30, 2022.

Shareholder Litigation

On August 27, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Katapult Holdings, Inc., two officers of FinServ, one of whom is a current Company director, and two officers of Legacy Katapult, both of whom are current Company officers. The lawsuit is captioned McIntosh v. Katapult Holdings, Inc., et al. On May 26, 2022, the Court appointed a lead plaintiff, who, on July 29, 2022, filed an amended complaint in the action. The amended complaint asserts violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, and seeks an unspecified amount of damages on behalf of persons and entities that (a) beneficially owned and/or held FinServ common stock as of the close of business on May 11, 2021 and were eligible to vote at FinServ’s June 7, 2021 special meeting (the “FinServ Putative Class”); or (b) purchased or otherwise acquired Katapult securities between June 15, 2021 and August 9, 2021, inclusive (the “Katapult Putative Class”). The amended complaint alleges that certain defendants misled the FinServ Putative Class by failing to disclose that prime lenders could and would reach down the credit waterfall and take Katapult’s customers. The amended complaint further alleges that certain defendants misled the Katapult Putative Class by providing materially false and misleading financial guidance. The Company and the other defendants currently have until September 23, 2022 to respond to the amended complaint. The Company and the other defendants intend to vigorously defend against the claims in this action.

The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at June 30, 2022.
14.LEASES

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
Lessee Information— The Company determines if a contract contains a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate to determine the present value of lease payments, as the implicit rate is not readily determinable. The ROU asset also includes any lease payments made. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company leases office space in Plano, TX and New York, NY under operating leases with a non-cancelable lease term which end in August 2023 and June 2025, respectively. Lease expenses are included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income. The following is a schedule of future minimum lease payments required under the non-cancelable leases as of June 30, 2022 reconciled to the present value of operating lease liabilities:

Years Ending December 31,
2022 (remaining 6 months)	$257
2023	456
2024	334
2025	170
Total future minimum lease payments	$1,217
Less: Interest	(178)
Total present value of lease liabilities	$1,039
Lease Liabilities— Lease liabilities as of June 30, 2022, consist of the following:

Current portion of lease liabilities	$439
Long-term lease liabilities, net of current portion	600
Total lease liabilities	$1,039
Rent expense for operating leases for the three months ended June 30, 2022 and 2021 were $131 and $141, respectively. Rent expense for operating leases for the six months ended June 30, 2022 and 2021 were $267 and $290, respectively. As of June 30, 2022, the Company had a weighted average remaining lease term of 2.6 years and a weighted average discount rate of 9.25%.
15.FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of its warrant liability, RLOC, and term loan facility.
The estimated fair value of the Company’s revolving line of credit, and long term debt (term loan facility) were as follows:

	June 30, 2022			December 31, 2021
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
Revolving line of credit	$55,722	$55,183	$57,173	$61,958	$61,238	$70,688
Long term debt	52,449	42,461	53,161	51,664	40,661	58,143
	$108,171	$97,644	$110,334	$113,622	$101,899	$128,831
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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

There were no assets measured at fair value on a recurring basis as of June 30, 2022 or December 31, 2021. Liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public & Private Warrants	$1,929	$1,875	$—	$54
Total	$1,929	$1,875	$—	$54

	December 31, 2021
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public & Private Warrants	$7,341	$7,125	$—	$216
Total	$7,341	7,125	—	$216

During the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2021	$7,341
Changes in fair value	(5,412)
Balance at June 30, 2022	$1,929

	Term Loan Warrant	Warrant Liability
Balance at December 31, 2020	$12,744	$—
Exercise	(13,102)	—
Assumed from Merger	—	44,272
Changes in fair value	358	(3,169)
Balance at June 30, 2021	$—	$41,103

16.SUBSEQUENT EVENTS
The Company evaluated subsequent events from June 30, 2022, the date of these condensed consolidated financial statements, through August 9, 2022, which represents the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company”, or “Katapult” refer to Katapult Holdings, Inc and its subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included on our Annual Report on Form 10-K filed with the SEC on March 15, 2022. Due to our adoption of ASC 842, effective January 1, 2022, using the transition method, we have not restated the financial statements as of and for the three and six months ended June 30, 2021 and therefore these financial statements are not comparable to the financial statements for the three months and six months ended June 30, 2022. See “ASC 842 Adoption and Comparability” below for more information. All dollar amounts are in thousands, unless otherwise specified.

Overview

We are an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for non-prime U.S. consumers. Our fully-digital, next-generation technology platform provides non-prime consumers with a flexible lease purchase option to enable them to obtain durable goods from our network of e-commerce merchants.

Key factors and trends impacting our business are as follows:

•Macroeconomic factors — Since the fourth quarter of 2021 and during the six months ended June 30, 2022, our business has been impacted by a number of macroeconomic factors, including record levels of inflation combined with continued supply chain issues (including availability of raw materials from Russia and Ukraine). These factors have led to declining consumer confidence and spending, which has led to our key merchant partners’ experiencing lower sales volume than in 2021 and negatively impacted our gross origination volume and revenue during the period. We also expect these factors will impact customer’s ability to make lease payments. In response to these trends and a deterioration in overall payment ability of our customers, we began tightening our underwriting in fourth quarter 2021 and into 2022, which has led to fewer approvals and negatively impacted our gross origination volume and revenue.

•COVID-19 — The COVID-19 pandemic has impacted, and may continue to impact, our business, results of operations and financial condition. We initially experienced positive performance during the onset of the pandemic due to increased customer spending, in particular ecommerce spending. These trends continued during the first half of 2021 when consumers were bolstered by two stimulus payments, one in January and the other in March, which drove consumer spending and consequently our gross originations volume. These stimulus payments also changed historic 90-day buyout and delinquency patterns throughout the six months ended June 30, 2021. More recently, we have seen these pandemic-related trends subside, with buyout and delinquency patterns normalizing to pre-pandemic levels during the six months ended June 30, 2022. In addition, impairment charges returned to pre-pandemic levels during the period.

•We anticipate that the challenging macroeconomic environment will continue in 2022 and management continues to monitor both potential positive and negative business trends relating to COVID-19, including as a result of the emergence of new variants, as the broader macroeconomic environment.

•In addition, based on historical trends, we believe that if prime lenders that had previously expanded their underwriting due to record low delinquencies in early 2021, tighten their underwriting, this could result in potential additional volume and higher credit customers for us.

Segment Information

We conduct our business within one business segment, which is defined as providing lease payment options to consumers for the purchase of durable goods from e-commerce partners. Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

ASC 842 Adoption and Comparability

We were required to adopt ASC 842 relating to lessor accounting effective January 1, 2022. Our lease-to-own agreements, which comprise the majority of our revenue, fall within the scope of ASC 842 under lessor accounting and as a result of the adoption, we are recognizing revenue from customers when revenue is earned and cash is collected instead of on an accrual basis, which we had done historically, including for the three and six months ended June 30, 2021. We adopted ASC 842 using the transition approach, which permits us to not apply ASC 842 for comparative periods in the year of adoption. As a result, we have not restated the financial statements for 2021 or prior periods to conform to ASC 842 and therefore the financial statements as of and for the three and six months ended June 30, 2021 are not comparable to the financial statements as of and for the three and six months ended June 30, 2022. In particular, the financial statements for the three and six months ended June 30, 2022 do not include (i) rental revenue arising from lease payments earned but not yet collected and any corresponding net bad debt expense in the condensed consolidated statement of operations and comprehensive (loss) income and (ii) accounts receivable arising from lease receivables and any corresponding allowance for doubtful accounts on its condensed consolidated balance sheet. These items are recorded and shown in our condensed consolidated financial statements for the three and six months ended June 30, 2021. If ASC 842 was effective for the three and six months ended June 30, 2021, total revenues would have been $69,472 and $147,030, respectively and (loss) income before income taxes would have been $(9,902) and $1,823, respectively.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. There is a direct correlation between gross origination growth and revenue growth. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned. However, we believe this is a useful operating metric for investors to use in assessing the volume of transactions that take place on our platform.

The following tables present gross originations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%
Gross Originations	$46,359	$64,388	$(18,029)	(28.0)%

Wayfair represented 62% of gross origination during both the three months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Change
	2022	2021	$	%
Gross Originations	$93,036	$128,151	$(35,115)	(27.4)%

Wayfair represented 60% and 62% of gross originations during the six months ended June 30, 2022 and 2021, respectively.

Total Revenue
Total revenue represents the sum of rental revenue and other revenue. We adopted ASC 842 in the first quarter of 2022 and as a result we record revenue when earned and cash is collected. The following table presents total revenue for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$53,039	$77,469	$112,917	$158,104

If ASC 842 was effective for the three and six months ended June 30, 2021, total revenue would have been $69,472 and $147,030, respectively.

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

Components of Results of Operations

Revenue

Revenue consists of rental revenue and other revenue. Rental revenue consists of revenue earned from property held for lease and agreed-upon charges related to lease-purchase agreements. Other revenue consists of sub-lease revenue, revenue from merchant partnerships, and infrequent sales of property formerly on lease when customers terminate a lease and elect to return the property to us rather than to our merchant partners.

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
Results of Operations

Comparison of the three months ended June 30, 2022 and 2021
The following tables are references for the discussion that follows.

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenue
Rental revenue	$53,020	$77,237	$(24,217)	(31.4)%
Other revenue	19	232	(213)	(91.8)%
Total revenue	53,039	77,469	(24,430)	(31.5)%
Cost of revenue	44,849	55,922	(11,073)	(19.8)%
Gross profit	8,190	21,547	(13,357)	(62.0)%
Operating expenses:
Servicing costs	1,131	1,072	59	5.5%
Underwriting fees	423	477	(54)	(11.3)%
Professional and consulting fees	2,259	1,324	935	70.6%
Technology and data analytics	2,455	2,344	111	4.7%
Bad debt expense	—	8,026	(8,026)	(100.0)%
Compensation costs	6,470	14,755	(8,285)	(56.2)%
General and administrative	3,649	2,503	1,146	45.8%
Total operating expenses	16,387	30,501	(14,114)	(46.3)%
Loss from operations	(8,197)	(8,954)	757	(8.5)%
Interest expense and other fees	(3,794)	(4,146)	352	(8.5)%
Change in fair value of warrant liability	2,323	3,169	(846)	(26.7)%
Loss before income taxes	(9,668)	(9,931)	263	(2.6)%
(Provision) benefit for income taxes	(65)	1,828	(1,893)	(103.6)%
Net loss	$(9,733)	$(8,103)	$(1,630)	20.1%

Total Revenue

Total revenue decreased by $24,430, or 31.5%, to $53,039 for the three months ended June 30, 2022, from $77,469 for the same period in 2021. If ASC 842 were in effect for the three months ended June 30, 2021, total revenue would have decreased by $16,433 or 23.7%. The decrease in total revenue was directly attributable to a 28.0% decrease in gross originations when compared to the prior period. The decrease in originations was primarily due to the impact of challenging macroeconomic environment combined with targeted tightened underwriting.

Cost of revenue

Cost of revenue decreased by $11,073, or 19.8%, to $44,849 for the three months ended June 30, 2022, from $55,922 for the same period in 2021. This decrease was primarily driven by various merchant promotions combined with the decrease in rental revenue and originations over this period.

Gross profit
Gross profit decreased by $13,357, or 62.0%, to $8,190 for the three months ended June 30, 2022, from $21,547 for the same period in 2021. The decrease in gross profit was primarily due to the aforementioned decline in origination volume, lower lease margins and the impact of the adoption of ASC 842. Gross profit as a percentage of total revenue decreased to 15.4% for the three months ended June 30, 2022 compared to 27.8% for the same period in 2021. This decrease is related to lower lease margins driven by the normalization of customer payment performance as compared to the 2021 period and various promotions for merchant partners.

Operating Expenses

Servicing Costs

Servicing costs remained relatively flat at $1,131 for the three months ended June 30, 2022, compared to $1,072 for the same period in 2021.

Underwriting fees

Underwriting fees remained relatively flat at $423 for the three months ended June 30, 2022, compared to $477 for the same period in 2021.

Professional and consulting fees

Professional and consulting fees increased by $935, or 70.6%, to $2,259 for the three months ended June 30, 2022, from $1,324 for the same period in 2021. This increase was primarily driven by an increase in accounting and legal fees associated with being a public company coupled with with recruiting costs associated with an increase in headcount.

Technology and data analytics

Technology and data analytics expense increased by $111, or 4.7%, to $2,455 for the three months ended June 30, 2022, from $2,344 for the same period in 2021. This was primarily due to an increased portion of software development activities qualifying for capitalization during the three months ended June 30, 2022 when compared to the the same period in 2021.

Bad debt expense

As a result of adopting ASC 842, we no longer record bad debt expense and therefore for the three months ended June 30, 2022, no bad debt expense was recorded as compared to $8,026 for the same period in 2021. As discussed above in “ASC 842 Adoption and Comparability”, we adopted the transition method for ASC 842 and are not required to restate our 2021 or prior periods to reflect the changes related to ASC 842. Effective January 1, 2022, we recognize revenue from customers when the revenue is earned and cash is collected. In addition, we no longer record accounts receivable arising from lease receivables due from customers and any corresponding allowance for doubtful accounts on our condensed consolidated balance sheet. In the periods prior to 2022, we recognized revenue from customers on an accrual basis of accounting.

Compensation costs

Compensation costs decreased by $8,285 or 56.2% to $6,470 for the three months ended June 30, 2022, from $14,755 for the same period in 2021. This decrease is related to the prior year vesting of executive restricted stock awards of $9,348 as a result of the Merger and payment of transaction related employee bonuses in preparation of the Merger. Total stock-based compensation expense decreased $7,829 quarter-over-quarter.

General and administrative

General and administrative expense increased by $1,146, or 45.8%, to $3,649 for the three months ended June 30, 2022, from $2,503 for the same period in 2021. This increase is related to an increase in insurance related costs as a public company, increased marketing and advertising, and increased software related expense.

Interest expense and other fees

Interest expense and other fees decreased by $352, or 8.5%, to $3,794 for the three months ended June 30, 2022, from $4,146 for the same period in 2021. This was primarily due to a decrease in the outstanding RLOC balance.

Change in fair value of warrant liability

The change in fair value of warrant liability was $2,323 for the three months ended June 30, 2022, compared to $3,169 for the same period in 2021. The balance consists of changes in the fair value of our warrant liability, which has decreased due to the decline in the fair value of our public warrants and private warrants.

(Provision) benefit for income taxes

Provision from income taxes was $65 for the three months ended June 30, 2022, compared to a benefit of $1,828 for the same period in 2021. The provisions are primarily due to state income taxes on our estimated taxable income for the years ending December 31, 2022 and 2021. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Comparison of the six months ended June 30, 2022 and 2021

The following tables are references for the discussion that follows.

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenue
Rental revenue	$112,851	$157,862	$(45,011)	(28.5)%
Other revenue	66	242	(176)	(72.7)%
Total revenue	112,917	158,104	(45,187)	(28.6)%
Cost of revenue	92,962	108,804	(15,842)	(14.6)%
Gross profit	19,955	49,300	(29,345)	(59.5)%
Operating expenses:
Servicing costs	2,337	2,210	127	5.7%
Underwriting fees	910	944	(34)	(3.6)%
Professional and consulting fees	5,547	2,858	2,689	94.1%
Technology and data analytics	4,864	3,893	971	24.9%
Bad debt expense	—	12,913	(12,913)	(100.0)%
Compensation costs	11,847	17,337	(5,490)	(31.7)%
General and administrative	7,459	3,686	3,773	102.4%
Total operating expenses	32,964	43,841	(10,877)	(24.8)%
(Loss) income from operations	(13,009)	5,459	(18,468)	(338.3)%
Interest expense and other fees	(7,594)	(8,286)	692	(8.4)%
Change in fair value of warrant liability	5,412	2,811	2,601	92.5%
Loss before income taxes	(15,191)	(16)	(15,175)	94843.8%
(Provision) benefit for income taxes	(100)	3	(103)	(3433.3)%
Net loss	$(15,291)	$(13)	$(15,278)	117523.1%

Total Revenue

Total revenue decreased by $45,187, or 28.6%, to $112,917 for the six months ended June 30, 2022, from $158,104 for the same period in 2021. If ASC 842 were in effect for the six months ended June 30, 2021, total revenue would have decreased by $34,113 or 23.2%. The decrease in total revenue was directly attributable to a $35,115 decrease in gross originations when compared to the prior year period. The decrease in originations was primarily due to the impact of a challenging macroeconomic environment combined with targeted tightened underwriting. Further contributing to the decrease was the aforementioned stimulus payments and unemployment benefits that occurred during the first half of 2021, which increased spending and gross origination volume.

Cost of revenue

Cost of revenue decreased $15,842, or 14.6%, to $92,962 for the six months ended June 30, 2022, from $108,804 for the same period in 2021. This decrease was primarily driven by various merchant promotions combined with the decrease in rental revenue and originations over this period.

Gross profit
Gross profit decreased by $29,345, or 59.5%, to $19,955 for the six months ended June 30, 2022, from $49,300 for the same period in 2021. The decrease in gross profit was primarily due to the aforementioned government stimulus payments and unemployment benefits in the first quarter of 2021, coupled with a decline in origination volume. Gross profit as a percentage of total revenue decreased to 17.7% for the six months ended June 30, 2022 compared to 31.2% for the same period in 2021, which was driven by the normalization of customer payment performance as compared to the 2021 period.

Operating Expenses

Servicing Costs

Servicing costs increased by $127, or 5.7%, to $2,337 for the six months ended June 30, 2022, from $2,210 for the same period in 2021. This was primarily due to the increase in overall call center headcount.

Underwriting fees

Underwriting fees remained relatively flat at $910 for the six months ended June 30, 2022, compared to $944 for the same period in 2021.

Professional and consulting fees

Professional and consulting fees increased by $2,689, or 94.1%, to $5,547 for the six months ended June 30, 2022, from $2,858 for the same period in 2021. This increase was primarily driven by an increase in accounting and legal fees associated with being a public company coupled with recruiting costs associated with an increase in headcount.

Technology and data analytics

Technology and data analytics expense increased by $971, or 24.9%, to $4,864 for the six months ended June 30, 2022, from $3,893 for the same period in 2021. This was primarily due to added employee headcount to continue the build-out of our technological infrastructure and continued improvement and management of our proprietary risk model algorithms.

Bad debt expense

As a result of adopting ASC 842, we no longer record bad debt expense and therefore for the six months ended June 30, 2022, no bad debt expense was recorded as compared to $12,913 for the same period in 2021. As discussed above in “ASC 842 Adoption and Comparability”, we adopted the transition method for ASC 842 and are not required to restate our 2021 or prior periods to reflect the changes related to ASC 842. Effective January 1, 2022, we recognize revenue from customers when the revenue is earned and cash is collected. In addition, we no longer record accounts receivable arising from lease receivables due from customers and any corresponding allowance for doubtful accounts on our condensed consolidated balance sheet. In the periods prior to 2022, we recognized revenue from customers on an accrual basis of accounting.

Compensation costs

Compensation costs decreased by $5,490 or 31.7% to $11,847 for the six months ended June 30, 2022, from $17,337 for the same period in 2021. This decrease is related to the prior year vesting of executive restricted stock awards of $9,348 as a result of the Merger and payment of transaction related employee bonuses in preparation of the Merger. Total stock-based compensation expense decreased $6,820 period-over-period.

General and administrative

General and administrative expense increased by $3,773, or 102.4%, to $7,459 for the six months ended June 30, 2022, from $3,686 for the same period in 2021. This increase is related to an increase in insurance related costs as a public company, increased marketing and advertising, and increased software related expense.

Interest expense and other fees

Interest expense and other fees decreased by $692, or 8.4%, to $7,594 for the six months ended June 30, 2022, from $8,286 for the same period in 2021. This was primarily due to a decrease in the RLOC balance.

Change in fair value of warrant liability

The change in fair value of warrant liability was $5,412 for the six months ended June 30, 2022, compared to $2,811 for the same period in 2021. The balance consists of changes in the fair value of our warrant liability, which has decreased due to the decline in the fair value of our public warrants and private warrants.

(Provision)/benefit for income taxes

Provision from income taxes was $100 for the six months ended June 30, 2022 and was a benefit of $3 for the same period in 2021. The provisions are primarily due to state income taxes on our estimated taxable income for the years ending

December 31, 2022 and 2021. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Non-GAAP Financial Measures

In addition to gross profit and net loss, which are measures presented in accordance with U.S. GAAP, we believe that adjusted gross profit, adjusted EBITDA and adjusted net (loss) income provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit, adjusted EBITDA and adjusted net (loss) income are supplemental measures of our performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted gross profit, adjusted EBITDA and adjusted net (loss) income should not be considered as substitutes for U.S. GAAP metrics such as gross profit, operating income, net loss, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs, underwriting fees and bad debt expense. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, change in fair value of warrant liability, (provision) benefit for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, stock-based compensation expense, and transaction costs associated with the Merger.

Adjusted net (loss) income is a non-GAAP financial measure that is defined as net loss before change in fair value of warrant liability, stock-based compensation expense and transaction costs associated with the Merger.

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

The reconciliation of gross profit to adjusted gross profit for the three and six months ended June 30, 2022 and 2021 are as follows:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Total revenue	$53,039	$77,469	(24,430)	(31.5)%	$112,917	$158,104	(45,187)	(28.6)%
Cost of revenue	44,849	55,922	(11,073)	(19.8)%	92,962	108,804	(15,842)	(14.6)%
Gross profit	8,190	21,547	(13,357)	(62.0)%	19,955	49,300	(29,345)	(59.5)%
Less:
Servicing costs	1,131	1,072	59	5.5%	2,337	2,210	127	5.7%
Underwriting fees	423	477	(54)	(11.3)%	910	944	(34)	(3.6)%
Bad debt expense	—	8,026	(8,026)	(100.0)%	—	12,913	(12,913)	(100.0)%
Adjusted gross profit	$6,636	$11,972	(5,336)	(44.6)%	$16,708	$33,233	(16,525)	(49.7)%

The reconciliations of net loss to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,733)	$(8,103)	$(15,291)	$(13)
Add back:
Interest expense and other fees	3,794	4,146	7,594	8,286
Change in fair value of warrant liability	(2,323)	(3,169)	(5,412)	(2,811)
Provision (benefit) for income taxes	65	(1,828)	100	(3)
Depreciation and amortization on property and equipment	186	70	308	118
Impairment of leased assets	866	(15)	315	(640)
Stock-based compensation expense (1)	1,857	10,140	2,946	10,221
Transaction costs associated with Merger (2)	—	2,675	—	3,350
Adjusted EBITDA	$(5,288)	$3,916	$(9,440)	$18,508

(1) Includes employer payroll taxes.
(2) Consists of non-capitalizable transaction cost associated with the Merger during the three and six months ended June 30, 2021.

The reconciliations of net loss to adjusted net (loss) income for the three and six months ended June 30, 2022 and 2021 are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,733)	$(8,103)	$(15,291)	$(13)
Add back:
Change in fair value of warrant liability	(2,323)	(3,169)	(5,412)	(2,811)
Stock-based compensation expense (1)	1,857	10,140	2,946	10,221
Transaction costs associated with Merger (2)	—	2,675	—	3,350
Adjusted net (loss) income	$(10,199)	$1,543	$(17,757)	$10,747

(1) Includes employer payroll taxes.
(2) Consists of non-capitalizable transaction cost associated with the Merger during the three and six months ended June 30, 2021.

Liquidity and Capital Resources

To date, the funds received from Legacy Katapult common stock and preferred stock financings, the Merger, as well as our ability to obtain lending commitments, have and will continue to provide the liquidity necessary for us to fund operations. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations.

The following table presents our cash, restricted cash, and accounts receivable, net, as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Cash	$85,025	$92,494
Restricted cash	2,229	3,937
Accounts receivable, net (1)	—	2,007
(1) In the first quarter of 2022, we adopted ASC 842 pursuant to which we recognize revenue from customers when the revenue is earned and cash is collected. In addition, we no longer records accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. See “ASC 842 Adoption and Comparability” above for more information.

Cash Flows

The following table presents cash (used in) provided by operating, investing, and financing activities during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	$
Net cash (used in) provided by operating activities	$(1,759)	$7,126	$(8,885)
Net cash used in investing activities	(998)	(621)	(377)
Net cash (used in) provided by financing activities	(6,420)	36,318	(42,738)
Net (decrease) increase in cash and restricted cash	$(9,177)	$42,823	$(52,000)

Operating Activities

Net cash used in operating activities was $1,759 for the six months ended June 30, 2022, a decrease of $8,885 from $7,126 provided by operating activities for the six months ended June 30, 2021. This reflects our net loss of $15,291, adjusted for non-cash charges of $88,662 and net cash outflows of $75,130 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which decreased $10,722; net book value of property buyouts, which decreased $3,796; impairment expense which decreased $231; and bad debt expense which decreased $12,913. Each of these decreases were driven by the decreased customer origination and lease-purchase activity discussed above, other than bad debt expense, which we no longer record following the adoption of ASC 842.

Net cash provided by operating activities was $7,126 for the six months ended June 30, 2021. This reflects our net loss of $13, adjusted for non-cash charges of $125,914 and net cash outflows of $118,775 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which increased $27,498; net book value of property buyouts, which increased $10,732; impairment expense, which decreased $647; and bad debt expense, which increased $6,273. Each of these increases were driven by increased customer origination and lease-purchase activity during the period.

Investing Activities
Net cash used in investing activities was $998 for the six months ended June 30, 2022 and was primarily due to purchases of property and equipment of $153 and increase in capitalized software of $845.
Net cash used in investing activities was $621 for the six months ended June 30, 2021 and was primarily due to purchases of property and equipment of $198 and increase in capitalized software of $423.

Financing Activities
Net cash used in financing activities was $6,420 for the six months ended June 30, 2022 and was due primarily to $16,171 of principal repayments on the revolving line of credit coupled with $244 of repurchases of restricted stock for payroll withholding. Partially offsetting this was $9,935 of principal repayments on the revolving line of credit coupled with proceeds of $60 from the exercise of stock options.

Net cash provided by financing activities was $36,318 for the six months ended June 30, 2021 and was due to $38,015 of cash received from the Merger, net of transaction costs and consideration paid to selling stockholders, $5,809 of advances on the revolving line of credit, and $442 of proceeds from exercise of stock options. These increases were offset by $7,948 of principal repayments on the revolving line of credit.

Financing Arrangements

Senior Secured Term Loan and Revolving Loan Facility

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the "Borrower"), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a loan and security agreement (as amended, the “credit agreement”) with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a senior secured revolving loan facility (as amended, the “revolving loan facility”). The revolving loan facility has a commitment of $125.0 million that the lenders have the right to increase to $250.0 million. This right has not yet been exercised by the lenders as of the date of these condensed consolidated financial statements. Total outstanding principal under the revolving line of credit was $55.7 million at June 30, 2022. The revolving loan facility is subject certain covenants and has a 90% advance rate on eligible accounts receivable. The annual interest rate on the principal is LIBOR plus 7.5% per annum. There is a 2% floor on the LIBOR. The revolving loan facility matures on December 4, 2023.

In addition, in connection with a prior amendment to the credit agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (as amended, “term loan facility”) commitment of up to $50.0 million. We drew down the full $50.0 million of the term loan facility on December 4, 2020. The term loan facility bears interest at one-month LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum will accrue to the principal balance as paid-in-kind (“PIK”) interest. Total outstanding principal and PIK interest is $52.4 million at June 30, 2022. An additional 3% interest per annum will accrue to the principal balance as PIK interest. The term loan facility matures on December 4, 2023. The interest rate for PIK Interest on the term loan facility is (A) if Liquidity (as defined in the credit agreement) is greater than $50,000, 4.5% and (B) if Liquidity is less than $50,000, to 6%.

The term loan facility is also subject to certain negative and affirmative covenants. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the credit facility; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Early repayments of certain amounts under the term loan facility are subject to prepayment penalties.

The credit agreement governing the term loan facility also has affirmative covenants, including the following financial covenants:

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

•Minimum Liquidity: As of any date of determination, Katapult Holdings, Inc. must not permit to be less than $15.0 million of cash and cash equivalents on hand.

•Compliance with Total Advance Rate: At the end of each fiscal month and as of the making of any advance under the credit agreement, the Total Advance Rate (as defined in the credit agreement) must not exceed (i) from the period on May 9, 2022 to and including May 9, 2023, 130% and (ii) at all times thereafter, 120%. If at any time during which a Total Advance Rate Reserve Account is in place (as defined in the credit agreement), the Total Advance Rate exceeds the applicable rate for any of the foregoing periods, the borrower may cure such Default (as defined in the credit agreement) by depositing funds in the Total Advance Rate Reserve Account in an amount necessary to reduce the Total Advance Rate to the maximum permitted rate for such period, which right is unlimited. As of the date of this report, the Borrower has exercised its right to cure such a default three times.

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

As of June 30, 2022 and December 31, 2021, we were in compliance with the covenants in the credit agreement.

For additional information on our loan obligations, refer to Notes 8 and 9 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our ability to fund future operating needs will be dependent on our ability to generate positive cash flows from operations and obtain financing for growth as needed. We have $85.0 million of unrestricted cash as of June 30, 2022 which we believe is sufficient to meet our liquidity needs for the next 12 months.

The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2022:

	Payments Due by Period
(in thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Revolving credit facility (1)	$63,839	$2,691	$61,148	$—	$—
Term loan facility (2)	64,159	4,765	59,394	—	—
Operating lease commitments	1,217	257	790	170	—
Total	$129,215	$7,713	$121,332	$170	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of 9.5% as of June 30, 2022.
(2) Future cash obligations include scheduled interest payment due based on the interest rate of 9.0%, plus 4.5% paid-in-kind interest, as of June 30, 2022.

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

There have been no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.

Emerging Growth Company

As of June 30, 2022, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources and other risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We manage our interest rate risk based on an ongoing assessment of trends in interest rates and economic developments, giving consideration to possible effects on both total return and reported earnings. As a result of such assessment, we may enter into swap contracts or other interest rate protection agreements from time to time to mitigate this risk.

As of June 30, 2022 and December 31, 2021, we have interest bearing debt with a principal amount of $108,171 and $113,622, respectively.

Our revolving line of credit as of June 30, 2022 is a variable rate loan that accrues interest at a variable rate of interest based on the one month LIBOR rate, subject to a 2% floor, plus 7.5% per annum. As of June 30, 2022, the calculated interest rate is 9.5%.

Inflation Risk

Although Katapult believes that inflation has indirectly impacted its business by negatively impacting consumer spending and the sales of its key merchants, Katapult does not believe that inflation has directly had, or currently directly has, a material effect on its results of operations or financial condition.

Foreign Currency Risk

There was no material foreign currency risk for the three and six months ended June 30, 2022 and 2021. Katapult’s activities to date are conducted only in the United States.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022, due to the existence of two outstanding material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of December 31, 2021, 2020 and 2019 and for the years in the three year period ended December 31, 2021, and which are still being remediated.

Material Weaknesses in Internal Control Over Financial Reporting

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

The two outstanding material weaknesses relate to (1) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate and (2) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with U.S. GAAP before the entries are manually posted. Our prior material weaknesses relating to (1) a lack of control in place to perform a review of the depreciation, cost of property sold, and impairment expense curves, specifically associated with evaluating the accuracy and completeness of the underlying data supporting the curves, or reconcile the expense amounts per the curves to the general ledger, (2) an incomplete implementation of the information and communication component of the COSO framework, specifically with respect to user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (3) a lack of controls in place surrounding the accounting of warrants from FinServ Acquisition Corp. identified in connection with the audit of our financial statements for the fiscal year ended December 31, 2020 and 2019 were remediated as of December 31, 2021.

Remediation Efforts to Address Material Weakness

As part of our plan to remediate the remaining two outstanding material weaknesses, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We cannot assure you that the measures that we have taken, and that will be taken, to remediate these material weaknesses will, in fact, remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS

The information contained under the heading “Litigation risk” in Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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

Risks Related to Our Business, Strategy and Growth

•A large percentage of our gross originations is concentrated with a single merchant partner, and any deterioration in the business of, or in our relationship with this merchant partner or any other key merchant relationship or partner would materially and adversely affect our business, results of operations, financial condition, and future prospects.
•The success of our business is dependent on factors affecting consumer spending that are not under our control.
•Unexpected changes caused by macro conditions, such as inflation could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of customer's ability to perform.
•If we are unable to attract additional merchant partners and retain and grow our relationships with our existing merchant partners, our results of operations, financial condition, and prospects would be materially and adversely affected.
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

Operational Risks Related to Our Business

•Unstable market and economic conditions have had, and may in the future have, serious adverse consequences on our business, financial condition and share price.
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

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including Item 2,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our securities could decline.

Risks Relating to Our Business and Industry

Risks Related to Our Business, Strategy and Growth

A large percentage of our gross originations is concentrated with a single merchant partner, and any deterioration in the business of, or in our relationship with, this merchant partner or any other key merchant relationship or partner would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We depend on continued relationships with Wayfair and other key merchant partners. Our top merchant partner, Wayfair, represented approximately 62% of our gross originations during both the three months ended June 30, 2022 and 2021, respectively. Wayfair, represented approximately 60% and 62% of our gross originations during the six months ended June 30, 2022 and 2021, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchant partners shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or other key merchants, including risks related to the macroeconomic environment, consumer spending changes, inflation, COVID-19, supply chain issues (including availability of raw materials from Russia and Ukraine), access to capital markets, labor shortages or other risks they may be facing with respect to their industry, business or results of operations. For example, inflation and supply chain issues due to disruptions from the COVID-19 pandemic and the Russia-Ukraine war negatively impacted the sales of many of our merchant partners, including Wayfair, during the six months ended June 30, 2022, which in turn contributed to a decline in our gross origination volume during the period. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, including the COVID-19 pandemic, our results of operations, financial condition and future prospects will be negatively impacted.

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

If our relationship with Wayfair or another key merchant partner deteriorates, they choose to no longer partner with us or choose to partner with a competitor, or their business is negatively impacted by one or more factors, our business, results of operations, financial condition and future prospects will be materially and adversely affected.

The success of our business is dependent on consumers making payments on their leases when due and other factors affecting consumer spending and default behavior that are not under our control.

We generate substantially all of our revenue through payments on leases we provide to consumers to purchase the merchandise of our merchant partners and we bear the risk of non-payment or late payments by our customers. As such, the success of our business is dependent on consumers making payments on their leases when due. We primarily provide leases to non-prime consumers who do not have sufficient cash or credit to purchase electronics, computers, home furnishings, appliances and other durable goods. The ability of these consumers to make payments to us when due may be impacted by a variety of factors, such as loss of employment, the emergence of significant unforeseen expenses as well as factors affecting consumer spending. Consumer spending is also affected by general economic conditions and other factors including levels of employment, disposable consumer income, inflation, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war (including the conflict involving Russia and Ukraine), pandemics (such as COVID-19), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, inflation has increased in recent months at the fastest pace in nearly 40 years. Food, energy, residential rent, and other costs have increased, reflecting a tight labor market and supply chain issues. Unfavorable changes in factors affecting discretionary spending for non-prime consumers as a result of one or more of these factors could reduce demand for our products and services resulting in lower revenue and negatively impacting our business and our financial results. In addition to reducing demand for our products, these factors may unfavorably impact our customers' ability or willingness to make the payments they owe us, resulting in increased customer payment delinquencies and lease merchandise write-offs and decreased gross margins, which could also materially and adversely impact our business, financial condition and results of operations.

If consumers are unable or unwilling to pay us due to one or more of these factors, our gross orginations may not reflect and/or be directly correlated to our revenue. In addition, if our assumptions around consumers’ ability to pay us after we have recognized revenue deteriorate, such deterioration could result in a material impairment, increase our cost of revenue and materially and adversely impact our business, financial condition, results of operations and prospects.

Our business may also be adversely impacted by, among other issues, where other consumer finance companies increase the availability of credit to our target consumer market in response to changes in consumer spending habits as a result of macro or other factors. If more credit is available to our target consumer market, we will face increased competition, which may negatively impact our gross originations and our business, results of operations, financial condition and future prospects.

Unexpected changes to consumer spending patterns could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in behavior caused by general economic conditions and other factors, including, for example, the significant increase in inflation in the U.S., which has reached levels not seen in 40 years, the U.S. economy experiencing a prolonged recession and/or job losses widespread and prolonged supply chain disruptions, the expiration of government stimulus payments and other changes, related to the COVID-19 pandemic and changes in customer behavior relating thereto, may mean that our decisioning tools do not function as intended and may approve relatively more customers that are not able to perform, which would lead to increased incidence and costs related to impairment of property held for lease. When there are unexpected changes to consumer spending patterns, our decisioning process typically requires more frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools. Due to the challenging macro environment in recent months, for example, we expect we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to customer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

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

We have incurred substantial indebtedness, and as of June 30, 2022, the total aggregate indebtedness under the senior secured term loan and revolving loan facility, (the "Credit Facility") of Katapult SPV-1 LLC (the “Borrower”) was approximately $108.2 million of principal outstanding. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the credit facility. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit agreement governing the credit facility and may impact our ability to pay or refinance our indebtedness as it comes due, which would adversely affect our business, results of operations and financial condition.

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

•Compliance with Total Advance Rate: At the end of each fiscal month and as of the making of any advance under the credit agreement, the Total Advance Rate (as defined in the credit agreement) must not exceed (i) from the period on May 9, 2022 to and including May 9, 2023, 130% and (ii) at all times thereafter, 120%. If at any time during which a Total Advance Rate Reserve Account is in place (as defined in the credit agreement), the Total Advance Rate exceeds the applicable rate for any of the foregoing periods, the borrower may cure such Total Advance Rate by depositing funds into a reserve bank account in an amount necessary to reduce the Total Advance Rate to the maximum permitted rate for such period, which right is unlimited.

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

As of June 30, 2022, we had $55.7 million of principal outstanding under the revolving portion of our credit facility. In addition, we had borrowings under our term loan of $52.4 million as of June 30, 2022.

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

We generated a net loss of approximately $9.7 million and $15.3 million during the three and six months ended June 30, 2022. In addition, we generated a net loss of approximately $8.1 during the three months ended June 30, 2021 and a de minimus net loss during the six months ended June 30, 2021. As of June 30, 2022, our accumulated deficit was approximately $54.1 million. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract consumers, merchants, and funding sources, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not maintain profitability on a quarterly or annual basis.

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

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. For example, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. The case is still pending. See Part I, Item 1. Note 13 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for more information. Litigation of this type is expensive and could result in substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which could have an adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

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

The material weaknesses identified during the December 31, 2020 and 2019 audits relate to (1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, (2) a lack of control in place to perform a review of the depreciation, cost of property sold, and impairment expense curves, specifically associated with evaluating the accuracy and completeness of the underlying data supporting the curves, or reconcile the expense amounts per the curves to the general ledger, (3) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted, (4) an incomplete implementation of the information and communication component of the COSO framework, specifically with respect to user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (5) a lack of controls in place surrounding the accounting of warrants from FinServ. As of December 31, 2021, the material weaknesses identified in (2), (4) and (5) above were deemed to have been remediated.

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

We are subject to legal proceedings which seek material damages. For example, in April 2021, Daiwa Corporate Advisory Services filed a complaint against us for breach of contract with respect to transactions in connection with our Merger. In addition, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. These cases are still pending. See “Part I, Item 1. Note 13 - Commitments and Contingencies” in this Quarterly Report on Form 10-Q for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.

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

Operational Risks Related to Our Business

Unstable market and economic conditions have had, and may in the future have, serious adverse consequences on our business, financial condition and share price.

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
•factors affecting consumer spending that are not under our control;
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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 8,932,162, and as of August 5, 2022, there were 2,136,100 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS

Exhibit #	Description
10.1	Fourteenth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed with the SEC on May 10, 2022)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2022	/s/ Karissa Cupito
Karissa Cupito
Chief Financial Officer
(Principal Financial Officer)