Form 10-Q
period 2022-09-30
Katapult Holdings, Inc.
filed 2022-11-09
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 98,448,244 shares of common stock as of November 7, 2022.

		Page
	Part I - Financial Information
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35

	Part II - Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	61
	Signatures	62

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$77,162	$92,494
Restricted cash	4,412	3,937
Accounts receivable, net of allowance for doubtful accounts of $6,248 at December 31, 2021	—	2,007
Property held for lease, net of accumulated depreciation and impairment (Note 4)	42,195	61,752
Prepaid expenses and other current assets	4,630	4,249
Total current assets	128,399	164,439
Property and equipment, net (Note 5)	600	576
Security deposits	91	91
Capitalized software and intangible assets, net (Note 6)	1,894	1,056
Right-of-use assets (Note 14)	868	—
Total assets	$131,852	$166,162
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,901	$2,029
Accrued liabilities (Note 7)	11,972	11,959
Unearned revenue	1,497	2,135
Lease liabilities (Note 14)	419	—
Total current liabilities	16,789	16,123
Revolving line of credit (Note 8)	49,783	61,238
Long term debt (Note 9)	43,299	40,661
Other liabilities	1,548	7,341
Lease liabilities, non-current (Note 14)	515	—
Total liabilities	111,934	125,363
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value-- 250,000,000 shares authorized; 98,435,950 and 97,574,171 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	82,157	77,632
Accumulated deficit	(62,249)	(36,843)
Total stockholders' equity	19,918	40,799
Total liabilities and stockholders' equity	$131,852	$166,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Rental revenue	$49,260	$71,671	$160,075	$229,533
Other revenue	1,081	39	3,183	281
Total revenue	50,341	71,710	163,258	229,814
Cost of revenue	38,417	53,351	131,379	162,155
Gross profit	11,924	18,359	31,879	67,659
Operating expenses:
Servicing costs	1,025	1,141	3,362	3,351
Underwriting fees	419	456	1,330	1,400
Professional and consulting fees	2,697	1,276	8,244	4,134
Technology and data analytics	2,421	2,131	7,286	6,024
Bad debt expense	—	5,936	—	18,849
Compensation costs	6,752	6,475	18,599	23,812
General and administrative	3,276	3,569	10,733	7,255
Total operating expenses	16,590	20,984	49,554	64,825
(Loss) income from operations	(4,666)	(2,625)	(17,675)	2,834
Interest expense and other fees	(4,018)	(4,176)	(11,612)	(12,462)
Interest income	223	—	223	—
Change in fair value of warrant liability	381	21,349	5,793	24,160
(Loss) income before income taxes	(8,080)	14,548	(23,271)	14,532
Provision for income taxes	(73)	(808)	(173)	(805)
Net (loss) income	$(8,153)	$13,740	$(23,444)	$13,727
Net (loss) income per share:
Basic	$(0.08)	$0.14	$(0.24)	$0.23
Diluted	$(0.08)	$0.13	$(0.24)	$0.19
Weighted average shares used in computing net (loss) income per share:
Basic	98,398,769	97,082,182	98,158,426	58,826,335
Diluted	98,398,769	105,605,479	98,158,426	72,208,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	97,574,171	$10	$77,632	$(36,843)	$40,799
Impact of ASC 842 adoption	—	—	—	—	$—	(1,962)	(1,962)
Stock options exercised	—	—	284,321	—	65	—	65
Vesting of restricted stock units	—	—	750,823	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(173,365)	—	(293)	—	(293)
Stock-based compensation expense	—	—	—	—	4,753	—	4,753
Net loss	—	—	—	—	—	(23,444)	(23,444)
Balances at September 30, 2022	—	$—	98,435,950	$10	$82,157	$(62,249)	$19,918

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	68,589,913	$49,894	9,524,440	$10	$7,196	$(58,049)	$(50,843)
Retroactive application of recapitalization	(68,589,913)	(49,894)	21,908,037	(7)	49,901	—	49,894
Adjusted beginning balance	—	—	31,432,477	$3	$57,097	$(58,049)	$(949)
PIPE proceeds	—	—	15,000,000	2	149,998	—	150,000
Merger financing	—	—	39,408,662	4	251,105	—	251,109
Consideration paid to selling stockholders	—	—	—	—	(329,560)	—	(329,560)
Transaction costs	—	—	—	—	(33,534)	—	(33,534)
Merger warrants liability	—	—	—	—	(44,272)	—	(44,272)
Stock options exercised	—	—	2,073,162	—	629	—	629
Stock-based compensation expense	—	—	2,850,000	—	12,862	—	12,862
Stock warrant exercise	—	—	6,708,070	1	13,101	—	13,102
Net income	—	—	—	—	—	13,727	13,727
Balances at September 30, 2021	—	$—	97,472,371	$10	$77,426	$(44,322)	$33,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2022	—	$—	98,334,413	$10	$80,394	$(54,096)	$26,308
Stock options exercised	—	—	8,886	—	5	—	5
Vesting of restricted stock units	—	—	127,565	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(34,914)	—	(49)	—	(49)
Stock-based compensation expense	—	—	—	—	1,807	—	1,807
Net loss	—	—	—	—	—	(8,153)	(8,153)
Balances at September 30, 2022	—	$—	98,435,950	$10	$82,157	$(62,249)	$19,918

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2021	—	$—	96,821,615	$10	$74,143	$(58,062)	$16,091
Stock options exercised	—	—	650,756	—	186	—	186
Stock-based compensation expense	—	—	—	—	3,097	—	3,097
Net income	—	—	—	—	—	13,740	13,740
Balances at September 30, 2021	—	$—	97,472,371	$10	$77,426	$(44,322)	$33,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(23,444)	$13,727
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,093	108,977
Net book value of property buyouts	24,783	34,530
Impairment expense	11,928	11,115
Bad debt expense	—	18,849
Change in fair value of warrants liability	(5,793)	(24,160)
Stock-based compensation	4,753	12,862
Amortization of debt discount	1,130	2,068
Amortization of debt issuance costs	271	268
Accrued PIK Interest	1,508	1,153
Amortization of right-of-use assets	271	—
Change in operating assets and liabilities:
Accounts receivable	—	(19,123)
Property held for lease	(105,741)	(152,811)
Prepaid expenses and other current assets	(382)	(3,820)
Accounts payable	872	674
Accrued liabilities	159	(1,238)
Lease liabilities	(306)	—
Unearned revenues	(638)	(331)
Net cash (used in) provided by operating activities	(1,536)	2,740
Cash flows from investing activities:
Purchases of property and equipment	(164)	(267)
Additions to capitalized software	(1,203)	(684)
Net cash used in investing activities	(1,367)	(951)
Cash flows from financing activities:
Principal repayments on revolving line of credit	(21,661)	(12,895)
Principal advances on revolving line of credit, net of issuance costs	9,935	5,809
Repurchases of restricted stock	(293)	—
Proceeds from exercise of stock options	65	629
PIPE proceeds	—	150,000
Merger financing, net of redemptions	—	251,109
Consideration paid to selling shareholders	—	(329,560)
Transaction costs paid	—	(33,534)
Net cash (used in) provided by financing activities	(11,954)	31,558
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,857)	33,347
Cash, cash equivalents and restricted cash at beginning of period	96,431	69,597
Cash, cash equivalents and restricted cash at end of period	$81,574	$102,944

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,954	$8,801
Cash paid for income taxes	$362	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,139	$—
Cash paid for operating leases	$382	$—
Assumed warrant liability in connection with the Merger	$—	$44,272
Exercise of common stock warrant accounted for as a liability	$—	$13,102

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

Correction of Prior Period Classification Error

The Company corrected an immaterial classification error within operating expenses that was included in the prior period condensed consolidated statement of operations and comprehensive (loss) income. The correction resulted in a decrease in Technology and data analytics expense and an increase in General and administrative expense of $261 and $684, for the three and nine months ended September 30, 2021, respectively. This correction had no effect on total operating expenses, loss before income taxes, net loss, or any other previously reported amounts in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2021.
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

Cash and Cash Equivalents—As of September 30, 2022 and December 31, 2021, cash consists primarily of checking and savings deposits. The Company holds certain cash equivalents, which consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of September 30, 2022 and December 31, 2021 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.

The reconciliation of cash and restricted cash is as follows:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	September 30,	September 30,	December 31,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$77,162	$99,731	$92,494	$65,622
Restricted cash	4,412	3,213	3,937	3,975
Total cash, cash equivalents and restricted cash	$81,574	$102,944	$96,431	$69,597

Accounts Receivable, Net of Allowance for Doubtful Accounts— As of January 1, 2022, the Company adopted Accounting Standards Codification 842 Leases, (“ASC 842”). Commencing with the three months ended March 31, 2022, the Company recognizes revenue from customers when the revenue is earned and cash is collected. In addition, the Company no longer records accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. For the periods prior to adoption of ASC 842, including the three and nine months ended September 30, 2021, the Company recognized revenue from customers on an accrual basis of accounting. The Company does not require any security or collateral to support its receivables.

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

Impairment of Long-Lived Assets— The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three and nine months ended September 30, 2022 or 2021.

Rental Revenue— Property held for lease is leased to customers pursuant to lease purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10 to 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease term. Accordingly, lease purchase agreements are accounted for as operating leases with lease revenues recognized in the period they are earned and cash is collected. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed to customer lease applications. Payments are received upon submission of the applications and execution of the lease purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term. The Company also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectability is reasonably assured. Revenues from leases are reported net of sales taxes.

Other Revenue— Other revenue consists primarily of asset sales revenue related to the sale of property held for lease. During the three months ended September 30, 2022, the Company continued to advance its strategy to focus on additional opportunities to generate revenue, which includes the sale of property held for lease to third parties. The sale of property held for lease is now considered recurring and ordinary in nature to the Company’s business. As such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of revenue, presented on a gross basis. Revenue from sales of property held for lease for the three and nine months ended September 30, 2022 was $1,046 and $3,081, respectively. Also included is revenue from merchant partnerships, and infrequent sales of property formerly on lease when customers terminate a lease and elect to return the property to the Company rather than the Company’s retail partners.

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

Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying condensed consolidated statement of operations and comprehensive income. As of September 30, 2022 and December 31, 2021, no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.

Net (Loss) Income Per Share– The Company calculates basic and diluted net (loss) income per share attributable to common stockholders using the two-class method required for companies with participating securities.

Under the two-class method, basic net (loss) income per share available to stockholders is calculated by dividing the net (loss) income available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three and nine months ended September 30, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of total revenue. As of December 31, 2021, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.

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

Merger Warrants

Warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the three and nine months ended September 30, 2022 consisted of the following:

September 30, 2022
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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
4.PROPERTY HELD FOR LEASE, NET
Property held for lease, net consists of the following:

	September 30,	December 31,
	2022	2021
Property held for lease	$254,708	$220,259
Less: accumulated depreciation	(212,513)	(158,507)
Property held for lease, net	$42,195	$61,752
Total depreciation expense related to property held for lease, net for the three months ended September 30, 2022 and 2021, was $26,457 and $35,719, respectively. Total depreciation expense related to property held for lease, net for the nine months ended September 30, 2022 and 2021, was $88,587 and $108,760, respectively.
Net book value of property buyouts for the three months ended September 30, 2022 and 2021, was $5,743 and $11,695, respectively. Net book value of property buyouts for the nine months ended September 30, 2022 and 2021, was $24,783 and $34,530, respectively.
Total impairment charges related to property held for lease, net for the three months ended September 30, 2022 and 2021, was $4,438 and $3,394, respectively. Total impairment charges related to property held for lease, net for the nine months ended September 30, 2022 and 2021, was $11,928 and $11,115, respectively.
Depreciation expense, net book value of property buyouts and impairment charges are included within cost of revenue in the condensed consolidated statement of operations and comprehensive (loss) income.
All property held for lease, net is on-lease as of September 30, 2022 and December 31, 2021.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021
Computer, office and other equipment	$808	$659
Computer software	80	80
Furniture and fixtures	100	100
Leasehold improvements	252	238
	1,240	1,077
Less: accumulated depreciation	(640)	(501)
Property and equipment, net	$600	$576
Total depreciation expense related to property and equipment, net was $47 and $36 for the three months ended September 30, 2022 and 2021, respectively. Total depreciation expense related to property and equipment, net was $140 and $98 for the nine months ended September 30, 2022 and 2021, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
6.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	September 30,	December 31,
	2022	2021
Capitalized software	$2,457	$1,254
Domain name	16	16
	2,473	1,270
Less: accumulated amortization	(579)	(214)
Capitalized software and intangible assets, net	$1,894	$1,056
Total amortization expense for capitalized software and intangible assets was $152 and $63 for the three months ended September 30, 2022 and 2021, respectively.
Total amortization expense for capitalized software and intangible assets was $366 and $119 for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net for the years ending December 31:

2022 (remaining 3 months)	$206
2023	607
2024	502
2025	123
$1,438
As of September 30, 2022, $440 of capitalized software was not yet placed in service.
7.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	September 30,	December 31,
	2022	2021
Bonus accrual	$1,859	$1,807
Sales tax payable	5,451	5,445
Unfunded lease payable	2,088	2,697
Interest payable	103	91
Other accrued liabilities	2,471	1,919
Total accrued liabilities	$11,972	$11,959
8.LINE OF CREDIT

On May 14, 2019, the Company entered into a Loan and Security Agreement (as amended the “credit agreement”) with respect to a revolving line of credit facility (the “RLOC”), with an initial commitment amount of $50,000, with the lenders having the right to increase to a maximum of $150,000 commitment over time. The RLOC is subject to certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% during March 2020. As of September 30, 2022, total borrowings outstanding on the RLOC were $50,232 less issuance costs of $449, netting to a total of $49,783. As of December 31, 2021, the total outstanding on the RLOC was $61,958 less issuance costs of $720, netting a total of $61,238. The issuance costs are amortized over the life of the facility and included in interest expense and other fees. The annual interest rate on the principal was LIBOR plus 11% per annum through July 2020. Beginning in

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
August 2020, the interest rate stepped down to LIBOR plus 7.5% per annum. There is a 2% floor on LIBOR. On September 28, 2020, the lender exercised their right to increase the maximum commitment to a total of $125,000. On December 4, 2020, the Company entered into the ninth amendment to the credit agreement. This amendment provided the lenders with the right to increase the revolving commitment amount from $125,000 to $250,000. This right has not yet been exercised by the lender as of November 9, 2022, the date these condensed consolidated financial statements were issued.

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

As of September 30, 2022 and December 31, 2021, the Company was in compliance with the covenants set forth in the above credit agreement.
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

A reconciliation of the outstanding principal to the carrying amount of long term debt is as follows:

	September 30,	December 31,
	2022	2021
Outstanding principal	$50,000	$50,000
PIK	3,172	1,664
Debt discount	(9,873)	(11,003)
Total carrying amount	$43,299	$40,661
Total amortization expense related to the term loan facility discount was $115 and $678 for the three months ended September 30, 2022 and 2021, respectively. Total amortization expense related to the term loan facility was $1,130 and $2,068 for the nine months ended September 30, 2022 and 2021, respectively. Amortization of debt issuance costs is shown within interest expense and other fees on the condensed consolidated statements of operations and comprehensive (loss) income.
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

Stock Options

A summary of the status of the stock options under the 2014 Plan as of September 30, 2022, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	8,371,097	$0.29	7.33	$25,773
Granted	—	—
Exercised	(284,321)	0.23
Forfeited	—	—
Balance - September 30, 2022	8,086,776	0.30	6.58	$5,488
Exercisable - September 30, 2022	8,077,089	0.29	6.58	$5,488
Unvested - September 30, 2022	9,687	$3.50	8.04	$—

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
There were no options granted under the 2014 Plan during the nine months ended September 30, 2022 and 2021. The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $214 and $10,644, respectively.
As of September 30, 2022, total compensation cost not yet recognized related to unvested stock options was $21, which is expected to be recognized over a period of 1.71 years.
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

Stock Options

A summary of the status of the stock options under the 2021 Plan as of September 30, 2022, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	346,603	$10.45	9.50	$—
Granted - service conditions	—	—
Granted - performance conditions	—	—
Exercised	—	—
Forfeited	—	—
Balance - September 30, 2022	346,603	10.45	8.75	$—
Exercisable - September 30, 2022	158,859	10.45	8.75	$—
Unvested - September 30, 2022	187,744	$10.45	8.75	$—
As of September 30, 2022, total compensation cost not yet recognized related to unvested stock options was $1,137, which is expected to be recognized over a period of 2.13 years.
No stock options were granted under the 2021 Plan during the three and nine months ended September 30, 2022 and 2021.

Restricted Stock Units

Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant.

A summary of the status of the RSUs under the 2021 Plan as of September 30, 2022, and changes during the nine months then ended is presented below:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	2,115,162	$6.10
Granted	5,625,592	1.84
Vested	(750,823)	6.27
Forfeited	(985,925)	3.30
Outstanding - September 30, 2022	6,004,006	$2.54

Stock-Based Compensation Expense— Stock-based compensation expense was $1,807 and $3,097 for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense was $4,753 and $12,862 for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation costs.
On August 26, 2020, the Company granted a total of 19,000,000 restricted shares of the Company’s common stock to certain employees (the “Award Shares”). The Award Shares vest only upon a Liquidation Event, which is defined as any liquidation, dissolution, or winding up of the Company, including a consolidation, stock exchange, or merger with another Company. The number of Award Shares that will be forfeited or will vest will depend upon the achieved liquidation price per common share. Vesting of the Award Shares is contingent upon the recipient’s continuous employment with the Company through a Liquidation Event. The Liquidation Event represented a performance condition that was satisfied as a result of the Merger discussed in Note 3. The Award Shares had a grant date fair value of $3.28 per share which resulted in the recognition of $9,348 of stock-based compensation expense during the nine months ended September 30, 2021. Based on the liquidation price per common share, 15% of the total Award Shares vested as a result of the Merger.
11.INCOME TAXES
For the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $73 and $808, respectively.

For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $173 and $805, respectively.
As of December 31, 2021, the Company had U.S. federal net operating loss carryforward of $119,200 that begin to expire in 2032 and includes $83,500 that have an unlimited carryforward period. As of December 31, 2021, the Company has U.S. state and local net operating loss carryforwards of $71,900 that begin to expire in 2023.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative pre-tax loss position for the 36 months ended September 30, 2022, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of September 30, 2022 and December 31, 2021. It is possible that the Company will achieve profitability to enable the release of some or all of its valuation allowance.
12.NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of net (loss) income per common share:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income per share
Numerator
Net (loss) income	$(8,153)	$13,740	$(23,444)	$13,727

Denominator
Denominator for basic net (loss) income per weighted average common shares	98,398,769	97,082,182	98,158,426	58,826,335
Effect of dilutive securities
Warrants	—	—	—	3,867,094
Stock options	—	8,451,245	—	9,439,883
Unvested RSU's	—	72,052	—	75,281
Denominator for diluted net (loss) income per weighted average common shares	98,398,769	105,605,479	98,158,426	72,208,593

Net (loss) income per common share
Basic	$(0.08)	$0.14	$(0.24)	$0.23
Diluted	$(0.08)	$0.13	$(0.24)	$0.19

The Company’s potentially dilutive securities, which include unvested RSU’s, stock options to purchase common stock and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share for certain periods, as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same in the periods of a net loss. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Public warrants	12,500,000	12,500,000	12,500,000	12,500,000
Private warrants	332,500	332,500	332,500	332,500
Stock options	8,433,379	1,733,016	8,433,379	1,733,016
Unvested restricted stock units	6,004,006	—	6,004,006	—
Total common stock equivalents	27,269,885	14,565,516	27,269,885	14,565,516
13.COMMITMENTS AND CONTINGENCIES

Litigation risk

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

On July 29, 2021, the court entered a Preliminary Conference Order, which was subsequently amended on September 13, 2021, October 25, 2021, and June 27, 2022. Pursuant to the October 25, 2021 scheduling order, fact discovery was completed on June 24, 2022. On August 8, 2022, DCA filed its Note of Issue, stating that its damages demand is $18,394, plus attorneys’ fees and costs. On September 12, 2022, DCA filed a motion seeking summary judgment as to both of its claims, and on September 13, 2022, Katapult filed a motion seeking summary judgment as to DCA’s first cause of action. The parties filed opposition briefs on October 7, 2022. Reply briefs have been filed and the Company is awaiting court response.

The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or estimable at September 30, 2022.

Shareholder Litigation

On August 27, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Katapult Holdings, Inc., two officers of FinServ, one of whom is a current Company director, and two officers of Legacy Katapult, both of whom are current Company officers. The lawsuit is captioned McIntosh v. Katapult Holdings, Inc., et al. On May 26, 2022, the Court appointed a lead plaintiff, who, on July 29, 2022, filed an amended complaint in the action. The amended complaint asserts violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, and seeks an unspecified amount of damages on behalf of persons and entities that (a) beneficially owned and/or held FinServ common stock as of the close of business on May 11, 2021 and were eligible to vote at FinServ’s June 7, 2021 special meeting (the “FinServ Putative Class”); or (b) purchased or otherwise acquired Katapult securities between June 15, 2021 and August 9, 2021, inclusive (the “Katapult Putative Class”). The amended complaint alleges that certain defendants misled the FinServ Putative Class by failing to disclose that prime lenders could and would reach down the credit waterfall and take Katapult’s customers. The amended complaint further alleges that certain defendants misled the Katapult Putative Class by providing materially false and misleading financial guidance. The Company and the other defendants filed amended complaints on November 4, 2022. The Company and the other defendants intend to vigorously defend against the claims in this action.

The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at September 30, 2022.

In addition, from time to time, the Company may be party to litigation and subject to claims arising in the ordinary course of business. Although these types of matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. The Company is not currently aware of any indemnification or other claims, except as discussed above and has not accrued any liabilities related to such obligations, except as discussed above, in the condensed consolidated financial statements as of September 30, 2022 and December 31, 2021.
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

The Company leases office space in Plano, TX and New York, NY under operating leases with a non-cancelable lease term which end in August 2023 and June 2025, respectively. Lease expenses are included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income. The following is a schedule of future minimum lease payments required under the non-cancelable leases as of September 30, 2022 reconciled to the present value of operating lease liabilities:

Years Ending December 31,
2022 (remaining 3 months)	$129
2023	456
2024	334
2025	170
Total future minimum lease payments	$1,089
Less: Interest	(155)
Total present value of lease liabilities	$934
Lease Liabilities— Lease liabilities as of September 30, 2022, consist of the following:

Current portion of lease liabilities	$419
Long-term lease liabilities, net of current portion	515
Total lease liabilities	$934
Rent expense for operating leases for the three months ended September 30, 2022 and 2021 were $134 and $146, respectively. Rent expense for operating leases for the nine months ended September 30, 2022 and 2021 were $400 and $435, respectively. Rent expense is recorded and included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income. As of September 30, 2022, the Company had a weighted average remaining lease term of 2.4 years and a weighted average discount rate of 9.25%.
15.FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of its warrant liability, RLOC, and term loan facility.
The estimated fair value of the Company’s revolving line of credit, and long-term debt (term loan facility) were as follows:

	September 30, 2022			December 31, 2021
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
Revolving line of credit	$50,232	$49,783	$50,770	$61,958	$61,238	$70,688
Long term debt	53,172	43,299	54,038	51,664	40,661	58,143
	$103,404	$93,082	$104,808	$113,622	$101,899	$128,831

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
The estimated fair values of the Company’s RLOC, and long-term debt were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

There were no assets measured at fair value on a recurring basis as of September 30, 2022 or December 31, 2021. Liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2022
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public & Private Warrants	$1,548	$1,500	$—	$48
Total	$1,548	$1,500	$—	$48

	December 31, 2021
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public & Private Warrants	$7,341	$7,125	$—	$216
Total	$7,341	7,125	—	$216

During the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2021	$7,341
Changes in fair value	(5,793)
Balance at September 30, 2022	$1,548

	Term Loan Warrant	Warrant Liability
Balance at December 31, 2020	$12,744	$—
Exercise	(13,102)	—
Assumed from Merger	—	44,272
Changes in fair value	358	(24,518)
Balance at September 30, 2021	$—	$19,754

16.SUBSEQUENT EVENTS
The Company evaluated subsequent events from September 30, 2022, the date of these condensed consolidated financial statements, through November 9, 2022, which represents the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. There are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company”, or “Katapult” refer to Katapult Holdings, Inc and its subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included on our Annual Report on Form 10-K filed with the SEC on March 15, 2022. Due to our adoption of ASC 842, effective January 1, 2022, using the transition method, we have not restated the financial statements as of and for the three and nine months ended September 30, 2021 and therefore these financial statements are not comparable to the financial statements for the three months and nine months ended September 30, 2022. See “ASC 842 Adoption and Comparability” below for more information. All dollar amounts are in thousands, unless otherwise specified.

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

Key factors and trends impacting our business are as follows:

•Macroeconomic factors — Since the fourth quarter of 2021 and continuing throughout the nine months ended September 30, 2022, our business has been impacted by a number of macroeconomic factors, including record levels of inflation combined with continued supply chain issues (including availability of raw materials from Russia and Ukraine). These factors have led to declining consumer confidence and spending, which has led to our key merchant partners’ experiencing lower sales volume than in 2021 and negatively impacted our gross origination volume and revenue during the period. We also expect these factors will impact customer’s ability to make lease payments. In response to these trends and a deterioration in overall payment ability of our customers, we began tightening our underwriting in fourth quarter 2021 and throughout 2022, which has led to fewer approvals and negatively impacted our gross origination volume and revenue.

•COVID-19 — The COVID-19 pandemic has impacted, and may continue to impact, our business, results of operations and financial condition. We initially experienced positive performance during the onset of the pandemic due to increased customer spending, in particular e-commerce spending. These trends continued during the first half of 2021 when consumers were bolstered by two stimulus payments, one in January and the other in March, which drove consumer spending and consequently our gross originations volume. These stimulus payments also changed historic 90-day buyout and delinquency patterns throughout the nine months ended September 30, 2021. More recently, we have seen these pandemic-related trends subside, with buyout and delinquency patterns normalizing to pre-pandemic levels during the nine months ended September 30, 2022. In addition, impairment charges returned to pre-pandemic levels during the period.

•We anticipate that the challenging macroeconomic environment will extend into 2023. Management continues to monitor both potential positive and negative business trends relating to COVID-19, including as a result of the emergence of new variants and the broader macroeconomic environment.

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

ASC 842 Adoption and Comparability

We were required to adopt ASC 842 effective January 1, 2022. Our lease-to-own agreements, which comprise the majority of our revenue, fall within the scope of ASC 842 under lessor accounting and as a result of the adoption, we are recognizing revenue from customers when revenue is earned and cash is collected instead of on an accrual basis, which we had done historically, including for the three and nine months ended September 30, 2021. We adopted ASC 842 using the transition approach, which permits us to not apply ASC 842 for comparative periods in the year of adoption. As a result, we have not restated the financial statements for 2021 or prior periods to conform to ASC 842 and therefore the financial statements as of and for the three and nine months ended September 30, 2021 are not comparable to the financial statements as of and for the three and nine months ended September 30, 2022. In particular, the financial statements for the three and nine months ended September 30, 2022 do not include (i) rental revenue arising from lease payments earned but not yet collected and any corresponding net bad debt expense in the condensed consolidated statement of operations and comprehensive (loss) income and (ii) accounts receivable arising from lease receivables and any corresponding allowance for doubtful accounts on its condensed consolidated balance sheet. These items are recorded and shown in our condensed consolidated financial statements for the three and nine months ended September 30, 2021. If ASC 842 was effective for the three and nine months ended September 30, 2021, total revenues would have been $66,277 and $213,307, respectively and income before income taxes would have been $15,051 and $16,874, respectively.

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

The following tables present gross originations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%
Gross Originations	$44,100	$60,974	$(16,874)	(27.7)%

Wayfair represented 54% and 66% of gross origination during the three months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Gross Originations	$137,136	$189,047	$(51,911)	(27.5)%

Wayfair represented 58% and 63% of gross originations during the nine months ended September 30, 2022 and 2021, respectively.

Total Revenue
Total revenue represents the sum of rental revenue and other revenue. We adopted ASC 842 in the first quarter of 2022 and as a result we record revenue when earned and cash is collected. The following table presents total revenue for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$50,341	$71,710	$163,258	$229,814

If ASC 842 was effective for the three and nine months ended September 30, 2021, total revenue would have been $66,277 and $213,307, respectively.

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

Components of Results of Operations

Revenue

Revenue consists of rental revenue and other revenue. Rental revenue consists of revenue earned from property held for lease and agreed-upon charges related to lease-purchase agreements. Other revenue consists primarily of asset sales revenue related to the sale of property held for lease which are considered recurring and ordinary in nature to our business. Also included in other revenue is revenue from merchant partnerships, and infrequent sales of property formerly on lease when customers terminate a lease and elect to return the property to us rather than our retail partners.

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
Results of Operations

Comparison of the three months ended September 30, 2022 and 2021
The following tables are references for the discussion that follows.

	Three Months Ended September 30,		Change
	2022	2021	$	%
Revenue
Rental revenue	$49,260	$71,671	$(22,411)	(31.3)%
Other revenue	1,081	39	1,042	2,671.8%
Total revenue	50,341	71,710	(21,369)	(29.8)%
Cost of revenue	38,417	53,351	(14,934)	(28.0)%
Gross profit	11,924	18,359	(6,435)	(35.1)%
Operating expenses:
Servicing costs	1,025	1,141	(116)	(10.2)%
Underwriting fees	419	456	(37)	(8.1)%
Professional and consulting fees	2,697	1,276	1,421	111.4%
Technology and data analytics	2,421	2,131	290	13.6%
Bad debt expense	—	5,936	(5,936)	(100.0)%
Compensation costs	6,752	6,475	277	4.3%
General and administrative	3,276	3,569	(293)	(8.2)%
Total operating expenses	16,590	20,984	(4,394)	(20.9)%
Loss from operations	(4,666)	(2,625)	(2,041)	77.8%
Interest expense and other fees	(4,018)	(4,176)	158	(3.8)%
Interest income	223	—	223	—%
Change in fair value of warrant liability	381	21,349	(20,968)	(98.2)%
(Loss) income before income taxes	(8,080)	14,548	(22,628)	(155.5)%
Provision for income taxes	(73)	(808)	735	(91.0)%
Net (loss) income	$(8,153)	$13,740	$(21,893)	(159.3)%

Total Revenue

Total revenue decreased by $21,369, or 29.8%, to $50,341 for the three months ended September 30, 2022, from $71,710 for the same period in 2021. If ASC 842 were in effect for the three months ended September 30, 2021, total revenue would have decreased by $15,936 or 24.0%. The decrease in total revenue was directly attributable to a 27.7% decrease in gross originations when compared to the prior period. The decrease in originations was primarily due to the impact of challenging macroeconomic environment combined with targeted tightened underwriting.

Cost of revenue

Cost of revenue decreased by $14,934, or 28.0%, to $38,417 for the three months ended September 30, 2022, from $53,351 for the same period in 2021. This decrease was primarily driven by various merchant promotions combined with the decrease in rental revenue and originations over this period.

Gross profit
Gross profit decreased by $6,435, or 35.1%, to $11,924 for the three months ended September 30, 2022, from $18,359 for the same period in 2021. The decrease in gross profit was primarily due to the aforementioned decline in origination volume, lower lease margins and the impact of the adoption of ASC 842. Gross profit as a percentage of total revenue decreased to 23.7% for the three months ended September 30, 2022 compared to 25.6% for the same period in 2021. This decrease is related to lower lease margins driven by the normalization of customer payment performance as compared to the 2021 period and various promotions for merchant partners.

Operating Expenses

Servicing Costs

Servicing costs decreased by $116, or 10.2% to $1,025 for the three months ended September 30, 2022, compared to $1,141 for the same period in 2021. The decrease was primarily due to a decrease in overall call center headcount.

Underwriting fees

Underwriting fees remained relatively flat at $419 for the three months ended September 30, 2022, compared to $456 for the same period in 2021.

Professional and consulting fees

Professional and consulting fees increased by $1,421, or 111.4%, to $2,697 for the three months ended September 30, 2022, from $1,276 for the same period in 2021. This increase was primarily driven by an increase in consulting and legal fees associated with being a public company coupled with with recruiting costs associated with an increase in headcount.

Technology and data analytics

Technology and data analytics expense increased by $290, or 13.6%, to $2,421 for the three months ended September 30, 2022, from $2,131 for the same period in 2021. This was primarily due to an increased portion of software development activities qualifying for capitalization during the three months ended September 30, 2022 when compared to the the same period in 2021.

Bad debt expense

As a result of adopting ASC 842, we no longer record bad debt expense and therefore for the three months ended September 30, 2022, no bad debt expense was recorded as compared to $5,936 for the same period in 2021. As discussed above in “ASC 842 Adoption and Comparability”, we adopted the transition method for ASC 842 and are not required to restate our 2021 or prior periods to reflect the changes related to ASC 842. Effective January 1, 2022, we recognize revenue from customers when the revenue is earned and cash is collected. In addition, we no longer record accounts receivable arising from lease receivables due from customers and any corresponding allowance for doubtful accounts on our condensed consolidated balance sheet. In the periods prior to 2022, we recognized revenue from customers on an accrual basis of accounting.

Compensation costs

Compensation costs increased by $277 or 4.3% to $6,752 for the three months ended September 30, 2022, from $6,475 for the same period in 2021. This increase is predominately related to an increase in headcount, which led to an increase in payroll and related costs. Offsetting the increase was a decrease to stock-based compensation expense of $1,290 quarter-over-quarter.

General and administrative

General and administrative expense decreased by $293, or 8.2%, to $3,276 for the three months ended September 30, 2022, from $3,569 for the same period in 2021. This decrease is related to an decrease in insurance related costs and decreased marketing and advertising.

Interest expense, other fees and interest income

Interest expense and other fees decreased by $158, or 3.8%, to $4,018 for the three months ended September 30, 2022, from $4,176 for the same period in 2021. This was primarily due to a decrease in the outstanding RLOC balance. Interest income was $223 for the three months ended September 30, 2022. Interest income represents interest earned from cash deposited in interest bearing accounts in the third quarter of 2022.

Change in fair value of warrant liability

The change in fair value of warrant liability was $381 for the three months ended September 30, 2022, compared to $21,349 for the same period in 2021. The balance consists of changes in the fair value of our warrant liability, which has decreased due to the decline in the fair value of our public warrants and private warrants.

Provision for income taxes

Provision from income taxes was $73 for the three months ended September 30, 2022, compared to $808 for the same period in 2021. The provisions are primarily due to state income taxes on our estimated taxable income for the years ending December 31, 2022 and 2021. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Comparison of the nine months ended September 30, 2022 and 2021
The following tables are references for the discussion that follows.

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenue
Rental revenue	$160,075	$229,533	$(69,458)	(30.3)%
Other revenue	3,183	281	2,902	1,032.7%
Total revenue	163,258	229,814	(66,556)	(29.0)%
Cost of revenue	131,379	162,155	(30,776)	(19.0)%
Gross profit	31,879	67,659	(35,780)	(52.9)%
Operating expenses:
Servicing costs	3,362	3,351	11	0.3%
Underwriting fees	1,330	1,400	(70)	(5.0)%
Professional and consulting fees	8,244	4,134	4,110	99.4%
Technology and data analytics	7,286	6,024	1,262	20.9%
Bad debt expense	—	18,849	(18,849)	(100.0)%
Compensation costs	18,599	23,812	(5,213)	(21.9)%
General and administrative	10,733	7,255	3,478	47.9%
Total operating expenses	49,554	64,825	(15,271)	(23.6)%
(Loss) income from operations	(17,675)	2,834	(20,509)	(723.7)%
Interest expense and other fees	(11,612)	(12,462)	850	(6.8)%
Interest income	223	—	223	—%
Change in fair value of warrant liability	5,793	24,160	(18,367)	(76.0)%
(Loss) income before income taxes	(23,271)	14,532	(37,803)	(260.1)%
Provision for income taxes	(173)	(805)	632	(78.5)%
Net (loss) income	$(23,444)	$13,727	$(37,171)	(270.8)%

Total Revenue

Total revenue decreased by $66,556, or 29.0%, to $163,258 for the nine months ended September 30, 2022, from $229,814 for the same period in 2021. If ASC 842 were in effect for the nine months ended September 30, 2021, total revenue would have decreased by $50,049 or 23.5%. The decrease in total revenue was directly attributable to a 27.5% decrease in gross originations when compared to the prior year period. The decrease in originations was primarily due to the impact of a challenging macroeconomic environment combined with targeted tightened underwriting. Further contributing to the decrease was the aforementioned stimulus payments and unemployment benefits that occurred during the first half of 2021, which increased spending and gross origination volume.

Cost of revenue

Cost of revenue decreased $30,776, or 19.0%, to $131,379 for the nine months ended September 30, 2022, from $162,155 for the same period in 2021. This decrease was primarily driven by the decrease in rental revenue and originations, coupled with various merchant promotions over this period.

Gross profit
Gross profit decreased by $35,780, or 52.9%, to $31,879 for the nine months ended September 30, 2022, from $67,659 for the same period in 2021. The decrease in gross profit was primarily due to the aforementioned decline in origination volume, lower lease margins and the impact of the adoption of ASC 842. Gross profit as a percentage of total revenue decreased to 19.5% for the nine months ended September 30, 2022 compared to 29.4% for the same period in 2021, which was driven by the normalization of customer payment performance as compared to the 2021 period.

Operating Expenses

Servicing Costs

Servicing costs remained flat at $3,362 for the nine months ended September 30, 2022, compared to $3,351 for the same period in 2021.

Underwriting fees

Underwriting fees remained flat at $1,330 for the nine months ended September 30, 2022, compared to $1,400 for the same period in 2021.

Professional and consulting fees

Professional and consulting fees increased by $4,110, or 99.4%, to $8,244 for the nine months ended September 30, 2022, from $4,134 for the same period in 2021. This increase was primarily driven by an increase in consulting and legal fees associated with being a public company coupled with recruiting costs associated with an increase in headcount.

Technology and data analytics

Technology and data analytics expense increased by $1,262, or 20.9%, to $7,286 for the nine months ended September 30, 2022, from $6,024 for the same period in 2021. This was primarily due to an increased portion of software development activities qualifying for capitalization during the period.

Bad debt expense

As a result of adopting ASC 842, we no longer record bad debt expense and therefore for the nine months ended September 30, 2022, no bad debt expense was recorded as compared to $18,849 for the same period in 2021. As discussed above in “ASC 842 Adoption and Comparability”, we adopted the transition method for ASC 842 and are not required to restate our 2021 or prior periods to reflect the changes related to ASC 842. Effective January 1, 2022, we recognize revenue from customers when the revenue is earned and cash is collected. In addition, we no longer record accounts receivable arising from lease receivables due from customers and any corresponding allowance for doubtful accounts on our condensed consolidated balance sheet. In the periods prior to 2022, we recognized revenue from customers on an accrual basis of accounting.

Compensation costs

Compensation costs decreased by $5,213 or 21.9% to $18,599 for the nine months ended September 30, 2022, from $23,812 for the same period in 2021. This decrease is primarily related to the prior year vesting of executive restricted stock awards of $9,348 as a result of the Merger and payment of transaction related employee bonuses in preparation of the Merger. Total stock-based compensation expense decreased $8,109 period-over-period. These decreases were partially offset by an increase in payroll and related expenses due to an increase in headcount.

General and administrative

General and administrative expense increased by $3,478, or 47.9%, to $10,733 for the nine months ended September 30, 2022, from $7,255 for the same period in 2021. This increase is related to an increase in insurance related costs as a public company, increased marketing and advertising, and increased software related expense.

Interest expense, other fees and interest income

Interest expense and other fees decreased by $850, or 6.8%, to $11,612 for the nine months ended September 30, 2022, from $12,462 for the same period in 2021. This was primarily due to a decrease in the RLOC balance. Interest income was $223 for the nine months ended September 30, 2022. Interest income represents interest earned from cash deposits that started in the third quarter of 2022.

Change in fair value of warrant liability

The change in fair value of warrant liability was $5,793 for the nine months ended September 30, 2022, compared to $24,160 for the same period in 2021. The balance consists of changes in the fair value of our warrant liability, which has decreased due to the decline in the fair value of our public warrants and private warrants.

Provision for income taxes

Provision from income taxes was $173 for the nine months ended September 30, 2022 and $805 for the same period in 2021. The provisions are primarily due to state income taxes on our estimated taxable income for the years ending December 31, 2022 and 2021. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

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

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrant liability, (provision) benefit for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, stock-based compensation expense, and transaction costs associated with the Merger.

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

The reconciliation of gross profit to adjusted gross profit for the three and nine months ended September 30, 2022 and 2021 are as follows:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Total revenue	$50,341	$71,710	(21,369)	(29.8)%	$163,258	$229,814	(66,556)	(29.0)%
Cost of revenue	38,417	53,351	(14,934)	(28.0)%	131,379	162,155	(30,776)	(19.0)%
Gross profit	11,924	18,359	(6,435)	(35.1)%	31,879	67,659	(35,780)	(52.9)%
Less:
Servicing costs	1,025	1,141	(116)	(10.2)%	3,362	3,351	11	0.3%
Underwriting fees	419	456	(37)	(8.1)%	1,330	1,400	(70)	(5.0)%
Bad debt expense	—	5,936	(5,936)	(100.0)%	—	18,849	(18,849)	(100.0)%
Adjusted gross profit	$10,480	$10,826	(346)	(3.2)%	$27,187	$44,059	(16,872)	(38.3)%

The reconciliations of net (loss) income to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(8,153)	$13,740	$(23,444)	$13,727
Add back:
Interest expense and other fees	4,018	4,176	11,612	12,462
Interest income	(223)	—	(223)	—
Change in fair value of warrant liability	(381)	(21,349)	(5,793)	(24,160)
Provision for income taxes	73	808	173	805
Depreciation on property and equipment and amortization of capitalized software	198	99	506	217
Impairment of leased assets	361	(449)	677	(1,089)
Stock-based compensation expense (1)	1,807	3,097	4,753	13,317
Transaction costs associated with Merger (2)	—	—	—	3,350
Adjusted EBITDA	$(2,300)	$122	$(11,739)	$18,629

(1) Includes employer payroll taxes.
(2) Consists of non-capitalizable transaction cost associated with the Merger during the nine months ended September 30, 2021.

The reconciliations of net (loss) income to adjusted net loss for the three and nine months ended September 30, 2022 and 2021 are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(8,153)	$13,740	$(23,444)	$13,727
Add back:
Change in fair value of warrant liability	(381)	(21,349)	(5,793)	(24,160)
Stock-based compensation expense (1)	1,807	3,097	4,753	13,317
Transaction costs associated with Merger (2)	—	—	—	3,350
Adjusted net (loss) income	$(6,727)	$(4,512)	$(24,484)	$6,234

(1) Includes employer payroll taxes.
(2) Consists of non-capitalizable transaction cost associated with the Merger during the nine months ended September 30, 2021.

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

The following table presents our cash and cash equivalents, restricted cash, and accounts receivable, net, as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$77,162	$92,494
Restricted cash	4,412	3,937
Accounts receivable, net (1)	—	2,007
(1) As of January 1, 2022, we adopted ASC 842 pursuant to which we recognize revenue from customers when the revenue is earned and cash is collected. In addition, we no longer records accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. See “ASC 842 Adoption and Comparability” above for more information.

Cash Flows

The following table presents cash (used in) provided by operating, investing, and financing activities during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	$
Net cash (used in) provided by operating activities	$(1,536)	$2,740	$(4,276)
Net cash used in investing activities	(1,367)	(951)	(416)
Net cash (used in) provided by financing activities	(11,954)	31,558	(43,512)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,857)	$33,347	$(48,204)

Operating Activities

Net cash used in operating activities was $1,536 for the nine months ended September 30, 2022, a decrease of $4,276 from $2,740 provided by operating activities for the nine months ended September 30, 2021. This reflects our net loss of $23,444, adjusted for non-cash charges of $127,943 and net cash outflows of $106,035 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which decreased $19,884; net book value of property buyouts, which decreased $9,747; impairment expense which decreased $813; and bad debt expense which decreased $18,849. Each of these decreases were driven by a decrease in gross originations and lease-purchase activity discussed above, other than bad debt expense, which we no longer record following the adoption of ASC 842.

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

Investing Activities
Net cash used in investing activities was $1,367 for the nine months ended September 30, 2022 and was primarily due to purchases of property and equipment of $164 and increase in capitalized software of $1,203.
Net cash used in investing activities was $951 for the nine months ended September 30, 2021 and was primarily due to purchases of property and equipment of $267 and increase in capitalized software of $684.

Financing Activities
Net cash used in financing activities was $11,954 for the nine months ended September 30, 2022 and was due primarily to $21,661 of principal repayments on the revolving line of credit coupled with $293 of repurchases of restricted stock for payroll withholding. Partially offsetting this was $9,935 of principal advances on the revolving line of credit coupled with proceeds of $65 from the exercise of stock options.

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

Financing Arrangements

Senior Secured Term Loan and Revolving Loan Facility

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the "Borrower"), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a loan and security agreement (as amended, the “credit agreement”) with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a senior secured revolving loan facility (as amended, the “revolving loan facility”). The revolving loan facility has a commitment of $125.0 million that the lenders have the right to increase to $250.0 million. This right has not yet been exercised by the lenders as of the date of these condensed consolidated financial statements. Total outstanding principal under the revolving line of credit was $50.2 million at September 30, 2022. The revolving loan facility is subject certain covenants and has a 90% advance rate on eligible accounts receivable. The annual interest rate on the principal is LIBOR plus 7.5% per annum. There is a 2% floor on the LIBOR. The revolving loan facility matures on December 4, 2023.

In addition, in connection with a prior amendment to the credit agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (as amended, “term loan facility”) commitment of up to $50.0 million. We drew down the full $50.0 million of the term loan facility on December 4, 2020. The term loan facility bears interest at one-month LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum will accrue to the principal balance as paid-in-kind (“PIK”) interest. Total outstanding principal and PIK interest is $53.2 million at September 30, 2022. An additional 3% interest per annum will accrue to the principal balance as PIK interest. The term loan facility matures on December 4, 2023. The interest rate for PIK Interest on the term loan facility is (A) if Liquidity (as defined in the credit agreement) is greater than $50,000, 4.5% and (B) if Liquidity is less than $50,000, to 6%.

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

As of September 30, 2022 and December 31, 2021, we were in compliance with the covenants in the credit agreement.
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

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash and cash equivalents and availability under our revolving credit facility. Our primary uses of cash include purchases of assets held for lease and funding for growth initiatives.

Our ability to fund future operating needs will be dependent on our ability to generate positive cash flows from operations and obtain financing for growth as needed. We have $77.2 million of cash and cash equivalents as of September 30, 2022 which we believe is sufficient to meet our liquidity needs for the next 12 months.

The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2022:

	Payments Due by Period
(in thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Revolving credit facility (1)	$56,736	$1,287	$55,449	$—	$—
Term loan facility (2)	64,419	3,459	60,960	—	—
Operating lease commitments	1,089	129	790	170	—
Total	$122,244	$4,875	$117,199	$170	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of 10.1% as of September 30, 2022.

(2) Future cash obligations include scheduled interest payment due based on the interest rate of 10.6%, plus 4.5% paid-in-kind interest, as of September 30, 2022.

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

Emerging Growth Company

As of September 30, 2022, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
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

As of September 30, 2022 and December 31, 2021, we have interest bearing debt with a principal amount of $103,404 and $113,622, respectively.

Our revolving line of credit as of September 30, 2022 is a variable rate loan that accrues interest at a variable rate of interest based on the one month LIBOR rate, subject to a 2% floor, plus 7.5% per annum. As of September 30, 2022, the calculated interest rate is 10.6%.

Inflation Risk

Although Katapult believes that inflation has indirectly impacted its business by negatively impacting consumer spending and the sales of its key merchants, Katapult does not believe that inflation has directly had, or currently directly has, a material effect on its results of operations or financial condition.

Foreign Currency Risk

There was no material foreign currency risk for the three and nine months ended September 30, 2022 and 2021. Katapult’s activities to date are conducted only in the United States.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022, due to the existence of two outstanding material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of December 31, 2021, 2020 and 2019 and for the years in the three year period ended December 31, 2021, and which are still being remediated.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risks Related to Our Business

•We have a history of operating losses and may not be profitable in the future.
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
•We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time for new compliance initiatives.

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

We depend on continued relationships with Wayfair and other key merchant partners. Our top merchant partner, Wayfair, represented approximately 54% and 66% of our gross originations during the three months ended September 30, 2022 and 2021, respectively. Wayfair, represented approximately 58% and 63% of our gross originations during the nine months ended September 30, 2022 and 2021, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchant partners shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or other key merchants, including risks related to the macroeconomic environment, consumer spending changes, inflation, COVID-19, supply chain issues (including availability of raw materials from Russia and Ukraine), access to capital markets, labor shortages or other risks they may be facing with respect to their industry, business or results of operations. For example, inflation and supply chain issues due to disruptions from the COVID-19 pandemic and the Russia-Ukraine war negatively impacted the sales of many of our merchant partners, including Wayfair, during the nine months ended September 30, 2022, which in turn contributed to a decline in our gross origination volume during the period. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, including the COVID-19 pandemic, our results of operations, financial condition and future prospects will be negatively impacted.

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

If consumers are unable or unwilling to pay us due to one or more of these factors, our gross originations may not reflect and/or be directly correlated to our revenue. In addition, if our assumptions around consumers’ ability to pay us after we have recognized revenue deteriorate, such deterioration could result in a material impairment, increase our cost of revenue and materially and adversely impact our business, financial condition, results of operations and prospects.

Our business may also be adversely impacted by, among other issues, other consumer finance companies increasing the availability of credit to our target consumer market in response to changes in consumer spending habits as a result of macro or other factors. If more credit is available to our target consumer market, we will face increased competition, which may negatively impact our gross originations and our business, results of operations, financial condition and future prospects.

Unexpected changes to consumer spending patterns could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in behavior caused by general economic conditions and other factors, including, for example, the significant increase in inflation in the U.S., which has reached levels not seen in 40 years, the U.S. economy experiencing a prolonged recession and/or job losses widespread and prolonged supply chain disruptions, the expiration of government stimulus payments and other changes related to the COVID-19 pandemic and changes in customer behavior relating thereto, may mean that our decisioning tools do not function as intended and may approve relatively more customers that are not able to perform, which would lead to increased incidence and costs related to impairment of property held for lease. When there are unexpected changes to consumer spending patterns, our decisioning process typically requires more frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools. Due to the challenging macro environment in recent months, for example, we expect we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to customer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

If we are unable to attract additional merchant partners and retain and grow our relationships with our existing merchant partners, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success is dependent on our ability to attract new merchant partners and to maintain our relationship with our existing merchant partners and grow our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into through the Katapult platform and do not represent revenue earned) from those existing merchant partners through their e-commerce platforms, and also to expand our merchant partner base. Our ability to attract, retain and grow our relationships with merchant partners depends on the willingness of our merchant partners to partner with us. The attractiveness of our platform to merchant partners depends upon, among other things, our brand and reputation, ability to sustain our value proposition to merchant partners for consumer acquisition, the attractiveness to merchant partners of our digital and data-driven platform, the services, products and customer decisioning standards offered by our competitors; and our ability to perform under, and maintain, our merchant partner agreements.

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

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our information and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, we launched our new mobile app and Katapult Pay, our virtual credit card solution, in the third quarter of 2022. However, these product enhancements may not generate the additional customer and merchant engagement with our offerings that we expect. If these or other strategic iniatives are not successful longer-term, our competitiveness as well as our business and financial results may be materially and adversely affected. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.

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

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we build our own technology, using the latest in artificial intelligence and machine learning (“AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. In addition, the product and technological enhancements that we introduce may not function as we intend, or may not generate the benefits that we expect. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our consumers and merchants, which could harm our ability to attract consumers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to consumers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and consumer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

We have incurred substantial indebtedness, and as of September 30, 2022, the total aggregate indebtedness under the senior secured term loan and revolving loan facility, (the "Credit Facility") of Katapult SPV-1 LLC (the “Borrower”) was approximately $103.4 million of principal outstanding. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the credit facility. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit agreement governing the credit facility and may impact our ability to pay or refinance our indebtedness as it comes due, which would adversely affect our business, results of operations and financial condition.

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

As of September 30, 2022, we had $50.2 million of principal outstanding under the revolving portion of our credit facility. In addition, we had borrowings under our term loan of $53.2 million as of September 30, 2022.

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

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We generated a net loss of approximately $8.2 million and $23.4 million during the three and nine months ended September 30, 2022. As of September 30, 2022, our accumulated deficit was approximately $62.2 million. We intend to decrease our operating expenses in the near term. However, we may need to increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

Our revenue and operating results may fluctuate, which could result in a decline in our profitability and make it more difficult for us to grow our business.

Our revenue and operating results have varied, and may in the future vary, from quarter to quarter and by season. Periods of decline have resulted, and could in the future result, in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to fluctuate in the future due to a number of factors, including general economic conditions in the markets where we operate, the cyclical nature of consumer spending, and seasonal sales and spending patterns of customers.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change", generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited or potentially significantly deferred compared to such ability in the absence of an “ownership change”. The completion of the Business Combination may have triggered an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and other tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business.

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in April 2021, Daiwa Corporate Advisory Services filed a complaint against us for breach of contract with respect to transactions in connection with our Merger. In addition, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. These cases are still pending. See “Part I, Item 1. Note 13 - Commitments and Contingencies” in this Quarterly Report on Form 10-Q for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings or claims, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business.

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

We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time for new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. The increased costs will impact our financial position. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 8,932,162, and as of September 30, 2022, there were 2,007,259 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

Date:	November 9, 2022	/s/ Karissa Cupito
Karissa Cupito
Chief Financial Officer
(Principal Financial Officer)