Form 10-K
period 2022-12-31
Katapult Holdings, Inc.
filed 2023-03-09
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.          Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

Based on the closing sale price of $1.07 for our common stock on The Nasdaq Capital Market on June 30, 2022, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $57 million. This calculation excludes shares of the registrant's common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the registrant's common stock outstanding as of March 6, 2023 was 98,730,969.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2023 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, (“Annual Report” or “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•executing on our business strategy, including launching new product offerings, new brand and expanding information and technology capabilities;
•our market opportunity and our ability to acquire new customers and retain existing customers;
•the timing and impact of our growth initiatives on our future financial performance and the impact of our new executive hires and brand strategy;
•anticipating the occurrence and timing of prime lending tightening and impact on our results of operations;
•customer adoption and success of our mobile app featuring Katapult Pay;
•general economic conditions in the markets where we operate, the cyclical nature of consumer spending, and seasonal sales and spending patterns of customers;
•failure to realize the anticipated benefits of the business combination with FinServ Acquisition Corp.;
•factors affecting consumer spending that are not under our control, including, among others, levels of employment, disposable consumer income, inflation, prevailing interest rates, consumer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions, political conditions, and consumer perceptions of personal well-being and security and willingness and ability of consumers to pay for the goods they lease through us when due;
•risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth;
•risks related to the concentration of a significant portion of our transaction volume with a single merchant, or type of merchant or industry;
•the effects of competition on our future business;
•meeting future liquidity requirements and complying with restrictive covenants related to long-term indebtedness;
•the impact of unstable market and economic conditions such as rising inflation and interest rates and the conflict involving Russia and Ukraine on our business;
•the impact of the COVID-19 pandemic and its effect on our business;
•reliability of our platform and effectiveness of our risk models;
•data security breaches or other information technology incidents or disruptions, including cyber-attacks, and the protection of confidential, proprietary, personal and other information, including personal data of consumers;
•attracting and retaining employees, executive officers or directors;
•effectively responding to general economic and business conditions;
•obtaining additional capital, including equity or debt financing and servicing our indebtedness;
•enhancing future operating and financial results;
•anticipating rapid technological changes;
•complying with laws and regulations applicable to our business, including laws and regulations related to rental purchase transactions;
•staying abreast of modified or new laws and regulations applying to our business, including with respect to rental purchase transactions and data privacy;
•maintaining relationships with merchants;
•responding to uncertainties associated with product and service developments and market acceptance;
•anticipating the impact of new U.S. federal income tax laws;
•identified material weaknesses in our internal control over financial reporting which, if not remediated, could affect the reliability of our consolidated financial statements;
•successfully defending litigation;
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

The Merger and related transactions were accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with generally accepted accounting principles in United States of America (“GAAP”). Under this method of accounting, FinServ was treated as the “acquired” company for financial reporting purposes with Legacy Katapult determined to be the accounting acquirer. This determination was primarily based on Legacy Katapult’s stockholders prior to the Merger having had a majority of the voting rights in the combined company, Legacy Katapult’s operations represented the ongoing operations of the combined company, Legacy Katapult and its former owners had the right to appoint a majority of the directors in the combined company, and Legacy Katapult's senior management represented the senior management of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Katapult issuing stock for the net assets of FinServ, accompanied by a recapitalization. The net assets of FinServ are stated at historical cost, with no goodwill or other intangible assets recorded. See Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the Merger and related transactions.

Our wholly owned subsidiaries are Katapult Intermediate Holdings LLC, a Delaware limited liability company formed in December 2020, Katapult Group, Inc. (formerly known as Cognical, Inc.), a Delaware corporation incorporated in March 2012, and Katapult SPV-1 LLC, a Delaware limited liability company formed in March 2019. Legacy Katapult was incorporated in the state of Delaware in 2016. Since April 2019, Katapult SPV-1 LLC has originated all of our lease agreements with customers and owns all of the leased property.

Unless otherwise noted, “we”, “us”, “our”, “Katapult”, and the “Company” and similar terms refer to Legacy Katapult and its subsidiaries prior to the consummation of the Merger, and Katapult Holdings, Inc. and its subsidiaries after the Merger. The Katapult logo, “Katapult,” “Katapult Pay,” and our other registered and common law trade names, trademarks, and service marks are the property of Katapult Holdings, Inc. or our subsidiaries. Other trade names, trademarks, and service marks used in this report are the property of their respective owners.
The Katapult logo, “Katapult,” “Katapult Pay,” and our other registered and common law trade names, trademarks, and service marks are the property of Katapult Holdings, Inc. or our subsidiaries. Other trade names, trademarks, and service marks used in this report are the property of their respective owners.

Company Overview

We are a technology driven lease-to-own platform that integrates with omni-channel retailers and e-commerce platforms to power the purchase of everyday durable goods for underserved U.S. non-prime consumers. Through point-of-sale ("POS") integration and innovative, mobile app featuring our virtual card technology, Katapult Pay, consumers who may be unable to access traditional financing can shop a growing network of merchants with our platform.We believe our merchants benefit from higher retail conversion and greater marketing spend efficiency by reaching this underserved segment.

The platform is designed to provide consumers a frustration-free checkout experience that is simple, easy and transparent. Consumers complete a three-step application and our fully automated approval process generates a decision in approximately five seconds or less on average. We empower customers by providing flexibility in their lease-to-own arrangement. Customers can make payments on a weekly, bi-weekly, semi-monthly or monthly basis, and we offer transparent payment options, including allowing customers to make payments for their full renewal term, exercise an early purchase option (buyout), or return items if they have life cycle events or decide their needs change. In addition, we do not charge late fees.

Our solution is designed to enable merchants to efficiently promote and move inventory by allowing merchants to reach a previously inaccessible customer with the goal of driving incremental sales and lowering customer acquisition cost. Our mobile app featuring Katapult Pay also provides an accelerated option for merchants to add our solution with minimal tech lift and a lower cost.

We have platform integrations with leading e-commerce platforms and prime lenders. Through e-commerce platform integrations with Shopify, BigCommerce, Magento, and WooCommerce, among others, we can complete direct integrations with merchants with ease. Our prime lender integrations lead to higher approval rates for merchants who have included us as a payment option, ensuring that consumers have options at the checkout and merchants make the most of every consumer site visit.

Technology is at the core of everything we do from simplifying the customer experience to driving repeat transactions. Our proprietary risk models have been built on alternative data sets, including data from over 1.2 million lease-to-own transactions and over seven plus years of repayments. Furthermore, the platform’s risk management models are built to utilize artificial intelligence and machine learning ("AI/ML") to incorporate additional data from new lease-purchase transactions.

From inception through December 31, 2022, we have approved approximately 2.3 million customers. We had a net promoter score (NPS) of 56 as of December 31, 2022. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors.

Industry Background

Our lease-purchase platform offers consumers an alternative to traditional financing of home furnishings, automotive goods, electronics, computers, and other durable goods. Non-prime consumers typically do not have sufficient cash or credit to obtain these goods.

Lease-to-Own Transaction

A lease-to-own (“LTO”) transaction is a flexible alternative for consumers to obtain and enjoy brand name merchandise with no long-term obligation. Key features of our lease-to-own transactions include:

• Access to e-commerce retailers. We are a transaction option at checkout for well-known e-commerce merchants such as Wayfair, Sears, Lenovo, Nectar, and Purple.

• Convenient payment options. Customers make payments on a weekly, bi-weekly, semi-monthly or monthly basis. Payments can be automatically charged to the customer’s authorized credit card, checking account, debit card or the customer can make payments directly via our mobile app. Additionally, customers may make additional payments and exercise cost-saving early payment options.

• No long-term commitment. Customers have the flexibility of no long-term commitment and may return the item under the terms of the lease agreement if he or she does not exercise a purchase option or renew the lease.

Virtual Lease-to-Own Market

According to management estimates, the total addressable market for the virtual lease-to-own market is estimated to be approximately $40 - $50 billion. Based on our 2022 gross originations, we believe that we currently capture less than 1% market share in this market.

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

• Simple process and efficient approval. Through an easy 3-step application process requiring basic information inputs and no hard credit check, consumers receive fully-automated approval on average in approximately five seconds.

• Flexible repayment options. Customers can elect to lease an item for the full term, pay off the lease early, or return the item at any time during the term of the lease. To lower the total cost of the lease, during the first 90 days of the lease, customers have an option to purchase the item for a total cost-to-own of the cash price and applicable taxes of the item plus a 5% fee in certain states. A $45 fee is also charged in certain states. After 90 days, an early purchase option is available at any time which permits customers to purchase the item for meaningfully less than the full-term cost-to-own as described below. Our customers have the flexibility of no long-term commitment and may return the item under the terms of the lease agreement if they do not exercise a purchase option or renew the lease. The payment term for the lease ranges from 10, 12 or 18 months. Payment frequency can be weekly, bi-weekly, semi-monthly or monthly based on a customer's pay frequency.

• Mobile App. In 2022, we launched our mobile app which enables our customers to shop, make payments and complete new lease transactions with a variety of merchants via an iOS or Android mobile device.

• Katapult Pay. In connection with our mobile app launch we introduced a new feature, Katapult Pay our one-time use virtual card technology that makes lease purchasing simple and intuitive for our customers. Using the Katapult Pay feature on our mobile app, our customers can complete a lease transaction and check out with a one-time use virtual card to facilitate the payment. Our mobile app featuring Katapult Pay also offers merchants an accelerated option for adding our lease-to-own solution with minimal tech lift and lower cost, while giving us more control to own the end-to-end customer experience and improve conversion rates.

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

Customers may renew through the maximum term at which point they will have paid approximately two times the cash price to own the item. Customers have the option to terminate the lease at any time with no penalty or further obligation (other than the lease cost already incurred). Upon termination, the customer must return the durable good that had been leased, which can be returned to us or the merchant if within the merchant's return period. Lease-purchase transactions, unlike credit or a loan, are not subject to variable interest rates and do not include finance charges. Below is an illustrative timeline depicting the total cost a customer would pay at certain points during the life of the transaction:

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

• Developer documentation. Our developer portal contains extensive developer documentation that makes it easy for developers to integrate via turnkey solutions, custom application programming interfaces (“API”), hosted programs, or other integrations.

We believe that merchants realize the following benefits from our platform:

• More customers. Merchants add incremental customers from the non-prime segment who otherwise might not be shopping on their site.

• Better conversion. Merchants have the potential to increase customer conversion when they offer our platform as it provides customers an alternative financing solution.

• High rate of repeat customers. Our easy-to-use platform has generated a loyal following of repeat customers (defined as customers who have originated more than one lease with Katapult over their lifetime). During the fiscal year ended December 31, 2022, 47% of our gross originations were completed with repeat customers.

• Ease of integration. Our direct API allows for fast integration with minimal investment with merchants able to easily connect the platform to their existing online shopping cart. Moreover, we provide a dedicated integration team to ensure efficient rollouts.

Merchants

We are party to an agreement with Wayfair Inc., dated November 24, 2020, whereby we provide Wayfair customers with lease-purchase options for certain Wayfair products directly on Wayfair’s customer website (the “Wayfair Agreement”). We originated approximately 57% and 63% of our gross originations for the years ended December 31, 2022 and 2021, respectively through the Wayfair Agreement. The Wayfair Agreement continues for successive two-year terms and may be terminated by either party at any time and for any reason provided that the terminating party provides written notice sixty days prior to the date of termination. The Wayfair Agreement does not prohibit Wayfair from offering lease-to-own options from our competitors. The Wayfair Agreement allows us to benefit from Wayfair’s broad range of product offerings and market ourselves to a larger audience of consumers who may seek alternative payment options.

As of December 31, 2022, we had over 200 total merchants on the platform. Our top ten merchants in the aggregate represented approximately 83% and 90% of our total gross originations for the fiscal years ended December 31, 2022 and 2021, respectively.

Developer-First Approach to Integration

Our platform is designed to be easy and seamless to integrate regardless of integration method:

• Platform plug-in: Our API is fast and easy to integrate with a number of e-commerce platforms, including Shopify, Magento, WooCommerce and BigCommerce. Integrations with these platforms allow merchants to offer the Katapult lease-purchase as an option at checkout, process our charges in their respective order management systems, and gain access to the Katapult's platform-based analytics software while maintaining control over the customer experience.

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

Our Technology and Risk Assessment Model

Native E-Commerce Solution

We were born and bred to be an e-commerce solution for consumers and we believe we are the only non-prime consumer POS lease-purchase platform focused on e-commerce. We offer a fully-digital, seamless and differentiated platform driven by proprietary technology and risk models that have been developed over several years. In 2022, we launched our mobile app featuring Katapult Pay, our one-time use virtual card technology which allows our customers to complete a lease-to-own transaction with the merchants on our Katapult Pay feature of our mobile app. Our proprietary technology behind Katapult Pay allows us to differentiate between leasable and non-leasable items in a customer's cart without an integration with that merchant.

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

As compared to brick-and-mortar non-prime options, we believe our model focused on the e-commerce POS lease-purchase option is efficient and scalable for the following reasons:

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

Our Growth Strategies

We believe we have several strong levers for growth including the opportunity to increase market share of the e-commerce durable goods market. We estimate that we capture less than 1% of the virtual lease-to-own market, based on our 2022 gross originations.

We believe we will significantly benefit from deepening relationships with existing merchants and further partner expansion. New direct merchant POS integrations, as well as product enhancements and new product diversification including the launch of our mobile app featuring Katapult Pay, also present additional areas of potential growth. In addition, data analytics services and direct merchant co-marketing initiatives and dynamic consumer scoring models are other potential avenues to drive growth.

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

• Partner expansion. We have identified thousands of eligible merchants offering durable goods that could benefit from access to our platform. We plan to pursue business relationships with eligible merchants on these platforms, as well as identify and integrate our platform into new or emerging systems and networks to attract additional merchant communities. Additionally, we launched our mobile app featuring Katapult Pay which allows our customers to complete a lease-to-own transaction with merchants.

• New merchant and partner POS integrations. We have the opportunity to increase the number of direct merchants integrated on the network through our dedicated sales team and referral relationships.

Expand Consumer Reach

• Add more consumers to the network. As more consumers join the network, our risk models become more efficient and robust, thereby positioning us to reach more non-prime consumers reliably. Direct merchant co-marketing initiatives intend to attract new consumers to try lease-to-own as a payment preference.

• Drive repeat use. We aim to continue driving repeat use of our platform by treating customers with respect, identifying consumer needs and focusing on customer satisfaction, paired with delivering data analytics to merchants to support shopping behaviors.

• Innovate on new product solutions. We are focused on innovating and bringing new financial partnerships and products to market for non-prime consumers. In addition to our mobile app featuring Katapult Pay we plan to continue product development with the goal of helping merchants increase conversion rates, repeat transaction rates and customer satisfaction.

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

Sales and Marketing

Our marketing strategy includes brand marketing, communications, and co-marketing campaigns that we collaborate on with our direct merchants. Brand marketing increases awareness among consumers and merchants, helping them understand the benefits of our platform. We utilize dedicated sales teams and leverage strategic partnerships with other platforms to expand our merchant and consumer base.

Seasonality

We experience seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue is moderately seasonal and strongest during the first quarter primarily due to historically gradual increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise during the first quarter of the year. Adverse events that occur during these months could have a disproportionate effect on our financial results for the fiscal year.

Employees and Human Capital Resources

Human Capital Oversight

Our employees are critical to our success. As of December 31, 2022, we had 120 employees primarily located in the United States. We reduced our number of employees to 99 as of February 28, 2023 in connection with certain cost-savings initiatives that we began in the fourth quarter of 2022 to further reduce expenses. We also engage a small number of consultants and contractors to supplement our permanent workforce. To date, we have not experienced any work stoppages and maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

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

In the ordinary course of our business, we collect, store, transfer and otherwise process personal data, including sensitive personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, rules, guidance and standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 and the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (collectively “CCPA”).

The CCPA is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. The CCPA imposes obligations on covered businesses to provide certain disclosures related to a business’s collection, use and disclosure of personal data and gives California residents the right to, among other things, request disclosure of personal data collected about them and whether that data has been sold to others, request deletion of personal data (subject to certain exceptions), opt out of the sale of their personal data and not be discriminated against for exercising these rights. The CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. A number of other U.S. states have also enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA, with at least four such laws (in Virginia, Colorado, Connecticut and Utah) having taken effect, or scheduled to take effect, in 2023. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. There is also discussion in Congress of a new federal data privacy and security law to which we may become subject if it is enacted. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Furthermore, U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

As a Company, we seek to ensure that all employees act in a legal, ethical and dignified manner and carry out the Company’s business consistent with such standards and consistent with the laws discussed above. See the section titled “Risk Factors” for additional information about the laws and regulations to which we are, or may become subject and about the risks to our business associated with such laws and regulations.

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of December 31, 2022, we owned three registered trademarks and one trademark application in the United States.

Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, reverse engineering, infringement, misappropriation or other violation of our intellectual property and proprietary technology and information, including by third parties who may use our intellectual property or proprietary technology or information to develop services that compete with ours.

See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Available Information

Our principal executive offices are located at Katapult Holdings, Inc., 5204 Tennyson Parkway, Suite 500, Plano, TX 75024, and Katapult’s telephone number is (833) 528-2785. Our website address is www.katapult.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

Risks Related to Our Business, Strategy and Growth

•A large percentage of our gross originations is concentrated with a single merchant, and any deterioration in the business of, or in our relationship with this merchant or any other key merchant relationship or partner would materially and adversely affect our business, results of operations, financial condition and future prospects.
•The success of our business is dependent on consumers making payments on their leases when due and other factors affecting consumer spending and default behavior that are not under our control.
•Unexpected changes to consumer spending patterns could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.
•If we are unable to attract additional merchants and retain and grow our relationships with our existing merchants, our results of operations, financial condition, and prospects would be materially and adversely affected.
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

Risks Related to Our Indebtedness

•We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions
•The credit agreement governing the Credit Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the credit facility, which would have a material adverse effect on our business, financial condition and results of operations
•A Change of Control as defined by our credit agreement could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Financial Risks Related to Our Business

•We have a history of operating losses and may not be profitable in the future.
•Our revenue and operating results may fluctuate, which could result in a decline in our profitability and make it more difficult for us to grow our business.
•We rely on card issuers and payment processors. If we fail to comply with the applicable requirements of Visa or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
•Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Risks Related to Our Technology and Our Platform

•Real or perceived software errors, failures, bugs, defects, or outages could have adverse effects on our business, results of operations, financial condition, and future prospects.
•Our results depend on continued integration and support of our platform by our merchants.
•We are subject to stringent and changing laws, regulations, rules, standards and contractual obligations related to data privacy and security, which could increase the cost of doing business, compliance risks and potential liability and otherwise negatively affect our operating results and business.
•Any significant disruption in, or errors in, service on our platform or relating to vendors could prevent us from processing transactions on our platform or posting payments and have a material and adverse effect.
•Data security breaches or other security incidents with respect to our information technology systems or data, or those of third parties upon which we rely, could result in adverse consequences.
•We may be at risk of identity fraud, which may adversely affect the performance of the lease-to-own transactions facilitated through our platform.

Legal and Compliance Risks

•Failure or perceived failure to comply with existing or future laws, regulations, rules, contracts, self-regulatory schemes, standards, and other obligations including those related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products or services, limit their use or adoption, and otherwise negatively affect our operating results and business.
•We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.
•Our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting in connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2022 and 2021, and we may identify additional material weaknesses in the future.
•Changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.
•We may be subject to legal proceedings from time to time which seek material damages.

Operational Risks Related to Our Business

•Uncertain market and economic conditions have had, and may in the future have, serious adverse consequences on our business, financial condition and share price.
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

Other Risks

•The majority of our management has limited experience in operating a public company.
•We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time for new compliance initiatives.
•Future sales, or potential future sales, by us or our stockholders in the public market could cause the market price for our Common Stock to decline.

•The price of our securities may change significantly in the future and stockholders could lose all or part of their investment as a result.

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

Risks Relating to Our Business and Industry

Risks Related to Our Business, Strategy and Growth

A large percentage of our gross originations is concentrated with a single merchant, and any deterioration in the business of, or in our relationship with, this merchant or any other key merchant relationship or partner would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 57% and 63% of our gross originations for the fiscal years ended December 31, 2022 and 2021, respectively. Our top ten merchants in the aggregate represented approximately 83% and 90% of our gross originations for the fiscal years ended December 31, 2022 and 2021, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchants shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants, exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or other key merchants, including risks related to the macroeconomic environment, consumer spending changes, inflation, COVID-19, supply chain issues (including availability of raw materials from Russia and Ukraine), access to capital markets, labor shortages or other risks they may be facing with respect to their industry, business or results of operations. For example, inflation and supply chain issues due to disruptions from the COVID-19 pandemic and the Russia-Ukraine war negatively impacted the sales of many of our merchants, including Wayfair, during the year ended December 31, 2022, which in turn contributed to a decline in our gross origination volume during the period. If our key merchants, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, including the COVID-19 pandemic, our results of operations, financial condition and future prospects will be negatively impacted.

The loss of Wayfair as a merchant, in particular, would materially and adversely affect our business, results of operations, financial condition, and future prospects. In addition, a material modification in the merchant agreement with Wayfair or a significant merchant could affect our results of operations, financial condition, and future prospects.

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

If our relationship with Wayfair or another key merchant deteriorates, they choose to no longer partner with us, or choose to partner with a competitor, or their business is negatively impacted by one or more factors, our business, results of operations, financial condition and future prospects will be materially and adversely affected.

The success of our business is dependent on consumers making payments on their leases when due and other factors affecting consumer spending and default behavior that are not under our control.

We generate substantially all of our revenue through payments on leases we provide to consumers to purchase the merchandise of our merchants and we bear the risk of non-payment or late payments by our customers. As such, the success of our business is dependent on consumers making payments on their leases when due. We primarily provide leases to non-prime consumers who do not have sufficient cash or credit to purchase home furnishings, automotive goods, electronics, computers, and other durable goods. The ability of these consumers to make payments to us when due may be impacted by a variety of factors, such as loss of employment, the emergence of significant unforeseen expenses as well as factors affecting consumer spending. Consumer spending is also affected by general economic conditions and other factors including levels of employment, disposable consumer income, inflation, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war (including the conflict involving Russia and Ukraine), pandemics (such as COVID-19), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, during 2022 inflation increased rapidly, and although inflation appeared to begin moderating towards the end of 2022, it remains at levels not seen in 40 years. Food, energy, residential rent, and other costs have increased, reflecting a tight labor market and supply chain issues. Unfavorable changes in factors affecting discretionary spending for non-prime consumers as a result of one or more of these factors could reduce demand for our products and services resulting in lower revenue and negatively impacting our business and our financial results. In addition to reducing demand for our products, these factors may unfavorably impact our customers' ability or willingness to make the payments they owe us, resulting in increased customer payment delinquencies and lease merchandise write-offs and decreased gross margins, which could also materially and adversely impact our business, financial condition and results of operations.

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

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by general economic conditions and other factors, including, the significant increase in inflation in the U.S. which has reached levels not seen in 40 years, continued supply chain disruptions, the U.S. economy experiencing a potential prolonged recession and potential widespread job losses may mean that our decisioning tools do not function as intended. As a result, we may approve relatively more customers that are not able to perform, which would lead to increased incidence and costs related to impairment of property held for lease. When there are unexpected changes to consumer spending patterns, our decisioning process typically requires more frequent adjustments and the application of management analysis of the interpretation and adjustment of the results produced by our decisioning tools. Due to the challenging macro environment in recent months, for example, we expect we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to customer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

If we are unable to attract additional merchants and retain and grow our relationships with our existing merchants, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success is dependent on our ability to attract new merchants and to maintain our relationship with our existing merchants and grow our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into through the Katapult platform and do not represent revenue earned) from those existing merchants through their e-commerce platforms, and also to expand our merchant base. Our ability to attract, retain and grow our relationships with merchants depends on the willingness of our merchants to partner with us. The attractiveness of our platform to merchants depends upon, among other things, our brand and reputation, ability to sustain our value proposition to merchants for consumer acquisition, the attractiveness to merchants of our digital and data-driven platform, the services, products and customer decisioning standards offered by our competitors, and our ability to perform under, and maintain, our merchant agreements.

In addition, competition for smaller merchants has intensified significantly in recent years, with many such merchants simultaneously offering several products and services that compete directly with the products and services offered by us. Having a diversified mix of merchants is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of retailer. If we fail to retain any of our larger merchants or a substantial number of our smaller merchants, if we do not acquire new merchants, if we do not continually grow our gross originations from our merchants, or if we are not able to retain a diverse mix of merchants, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our success depends on the effective implementation and continued execution of our strategies.

We are focused on our mission to provide innovative lease financing solutions to non-prime consumers and to enable everyday transactions at the merchant point of sale.

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, we launched our new mobile app and Katapult Pay in the third quarter of 2022. However, these product enhancements may not generate the additional customer and merchant engagement with our offerings that we expect. If these or other strategic initiatives are not successful longer-term, our competitiveness as well as our business and financial results may be materially and adversely affected. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.

If we fail to maintain customer satisfaction and trust in our brand, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

We provide an additional lease-to-own financing option for qualified consumers seeking to purchase durable goods from e-commerce merchants. If consumers do not trust our brand or do not have a positive experience, they will not use our products and services and be unable to attract or retain merchants. In addition, our ability to attract new consumers and merchants is highly dependent on our reputation and on positive recommendations from our existing customers and merchants. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive customer referrals that we receive and the number of new and repeat customers. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

If we are unable to attract new consumers and retain and grow our relationships with our existing consumers, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success depends on our ability to generate repeat use and increased gross originations from existing customers and to attract new consumers to our platform. Our ability to retain and grow our relationships with our consumers depends on the willingness of consumers to use our products and services. The attractiveness of our data-driven platform to consumers depends upon, among other things, the number and variety of our merchants and the mix of products and services available through our platform, our brand and reputation, customer experience and satisfaction, trust and perception of the value we provide, technological innovation, and the services, products and customer decisioning standards offered by our competitors. If we fail to retain our relationship with existing customers, if we do not attract new consumers to our platform, products and services, or if we do not continually expand usage, repeat customers and gross originations, our results of operations, financial condition, and prospects would be materially and adversely affected.

We operate in a highly competitive industry, and their inability to compete successfully would materially and adversely affect our results of operations, financial condition, and prospects.

We operate in a highly competitive industry. We face competition from a variety of businesses and new market entrants, including competitors with lease-to-own products for e-commerce goods and other types of digital payment platforms. We face competition from virtual lease-to-own companies, e-commerce retailers (including those that offer layaway programs and title or installment lending), online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at online retailers, as well as with online rental stores that do not offer their customers a purchase option. These competitors may have significantly greater financial and operating resources, greater name recognition and more developed products and services, which may allow them to grow faster. Greater name recognition, or better public perception of a competitor’s reputation, may help the competitor divert market share. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing strategy or lose business. Moreover, prime lenders may loosen their underwriting standards and provide credit to non-prime consumers, which would impact the credit quality of our customers and our business and results of operations. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with our merchants. An increase in competition could cause our merchants to no longer offer our product and services in favor of our competitors, or to offer our product and the products of our competitors simultaneously, which could slow growth in our business and limit or reduce profitability. Merchants could also develop their own in house product that competes with our product. Furthermore, virtual lease-to-own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on merchant relationships that may prove to be more successful.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates, including the size of the virtual lease-to-own market, and expectations about market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the markets in which we compete meet our size estimates and growth expectations, our business could fail to grow for a variety of reasons, which could adversely affect our results of operations.

We rely on the accuracy of third-party data, and inaccuracies in such data could adversely impact our approval process.

We use data from third parties as part of our proprietary risk model used to assess whether a consumer qualifies for a lease-purchase option from a merchant. We are reliant on these third parties to ensure that the data they provide is accurate. Inaccurate data could cause us to not approve transactions that otherwise would have been approved, or instead, approve transactions that would have otherwise been denied and may lead to a higher incidence of bad debts and could have an adverse impact on our results of operations and financial condition.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we build our own technology, using the latest in AI/ML, cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. In addition, the product and technological enhancements that we introduce may not function as we intend, or may not generate the benefits that we expect. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our consumers and merchants, which could harm our ability to attract consumers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to consumers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and consumer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

Risks Related to Our Indebtedness

We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness. As of December 31, 2022, the total aggregate indebtedness under the senior secured term loan and revolving loan facility, (the “Credit Facility”) of Katapult SPV-1 LLC (the “Borrower”) was approximately $111.8 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). On March 6, 2023, in connection with the fifteenth amendment of our Credit Facility, we refinanced our indebtedness with the Lender and repaid $25 million of principal on our outstanding term loan. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Facility. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit agreement governing the credit facility and to make payments on our indebtedness as they become due.

Our overall leverage and the terms of our Credit Facility could also:

•make it more difficult for us to satisfy obligations;
•limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;
•limit our ability to service our indebtedness;
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

The credit agreement governing the Credit Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the credit facility, which would have a material adverse effect on our business, financial condition and results of operations.

The credit agreement governing the Credit Facility contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Credit Facility; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under the Credit Facility are subject to prepayment penalties, which would limit our ability to pay or refinance the Credit Facility. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives. The credit agreement governing the Credit Facility contains certain financial covenants. In particular, as of the end of each month, (1) we must maintain certain minimum Adjusted EBITDA levels and certain minimum Tangible Net Worth representing our total assets less certain capital expenses, prepaid expenses, intangible assets and total liabilities and (2) our Total Advance Rate (as defined in the credit agreement) may not exceed certain thresholds. We must also maintain minimum liquidity of at least $10.0 million in unrestricted cash and cash equivalents as of any date of determination. These financial covenants are restrictive and failure to comply with these covenants would have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with any of these covenants or other obligation or agreement under the credit agreement that is not cured within the specified period under the credit agreement would result in an event of default under the agreement and, if such event of default occurs before December 5, 2023, would require the issuance of warrants to purchase an additional 2,000,000 shares of our common stock with an exercise price of $0.01 per share to the Lender. In such event, if we are unable to negotiate with our Lender for a waiver or dispensation under the agreement, we would not be able to borrow under the credit agreement and our Lender would have the right to terminate the loan commitments under the credit agreement and accelerate repayment of all obligations under the credit agreement that would become due and payable immediately, which would have a material adverse effect on our business, results of operations and financial position. If we do not have sufficient liquid assets to repay amounts outstanding under the Credit Facility, the Lender has the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations.

A Change of Control as defined by our credit agreement could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Under our Credit Facility, all of the outstanding loans are required to be prepaid in full (together with accrued and unpaid interest and prepayment premium) and the revolving loan facility will terminate if a Change of Control (as defined in the credit agreement governing the Credit Facility) occurs that is not approved by the Lender. A Change of Control includes the occurrence of the following: (i) any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, but excluding any employee benefit plan of such person or its subsidiaries, and any person or entity acting in its capacity as trustee, agent or other fiduciary or administrator of any such plan) becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, except that a person or group shall be deemed to have “beneficial ownership” of all securities that such person or group has the right to acquire (such right, an “option right”), whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of 35% or more of the equity securities of Katapult Holdings, Inc. entitled to vote for members of the board of directors (on a fully-diluted basis (and taking into account all such securities that such person or group has the right to acquire pursuant to any option right), and (ii) certain changes in the composition of our board of directors occurs during a twenty-four month period which were not recommended or approved by at least a majority of directors who were directors at the beginning of such twenty-four month period. Further, if a Change of Control occurs when the term loan portion of our Credit Facility is still outstanding before December 5, 2023, an additional warrant to purchase 2,000,000 shares of our common stock with an exercise price of $0.01 per share will be issued to the Lender.

As of December 31, 2022, we had $58.0 million of principal outstanding under the revolving loan facility. In addition, we had borrowings under our term loan of $53.8 million (including capitalized PIK interest) as of December 31, 2022. Subsequent to December 31, 2022, and in connection with the fifteenth amendment of our Credit Facility, we repaid $25 million of principal on our outstanding term loan.

If any specified Change of Control occurs and the Lender accelerates these obligations, we may not have sufficient liquid assets to repay amounts outstanding under the Credit Facility.

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We incurred a net loss of approximately $37.9 million during the year ended December 31, 2022. During the year ended December 31, 2021, we generated net income of approximately $21.2 million. As of December 31, 2022, our accumulated deficit was approximately $76.7 million. In the fourth quarter of 2022, we initiated a number of cost savings initiatives that we expect will significantly reduce operating expenses in the near term after giving affect to certain severance costs incurred in the first quarter of 2023. However, we may need to increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all.

The failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our common stock. We cannot be certain when or if the operations of our business will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support and grow our business and may require additional funds to respond to business challenges, including the need to develop or enhance our technology, expand our sales and marketing efforts or develop new products. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur additional debt, the debt holders could have rights senior to holders of our common stock and/or existing debt to make claims on our assets. The terms of any additional debt could have covenants which restrict our operations, including our ability to pay dividends on our common stock, take specific actions, such as incurring additional debt, or make capital expenditures. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock including liquidation or other preferences. Because the decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their common stock and diluting their interest.

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

We rely on card issuers and payment processors. If we fail to comply with the applicable requirements of Visa or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

We rely on card issuers and payment processors, and must pay a fee for this service. From time to time, payment processors such as Visa may increase the interchange fees that they charge for each transaction using one of their cards. The payment processors routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants. Furthermore, if we do not comply with the payment processors’ requirements (e.g., their rules, bylaws, and charter documentation), the payment processors could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. The termination of our registration due to failure to comply with the applicable requirements of Visa or other payment processors, or any changes in the payment processors’ rules that would impair our registration, could require us to stop utilizing payment services from Visa or other payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

Our platform and our internal systems rely on software that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to store, retrieve, manage and otherwise process immense amounts of data, including personal data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and other software we license in from third parties, especially when updates or new products or services are released.

Any real or perceived errors, failures, bugs, defects, or outages in such software may not be found until our consumers use our platform and could result in outages or degraded quality of service on our platform that could adversely impact our business (including through causing us not to meet contractually required service levels), as well as negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, defects, or outages in the software we rely on could also subject us to liability claims, result in data security breaches or other security incidents, impair our ability to attract new consumers, retain existing consumers, or expand their use of our products and services, which would adversely affect our business, results of operations, financial condition, and future prospects.

Our results depend on continued integration and support of our platform by our merchants.

We depend on our merchants, which generally accept most major credit cards and other forms of payment, to present our platform as a payment option and to integrate our platform into their website or in their store, such as by featuring our platform on their websites or in their stores and at checkout. We do not have any recourse against merchants when they do not feature our platform as a payment option. The failure by our merchants to effectively present, integrate, and support our platform, or to effectively explain lease-to-own transactions to potential customers, would have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

We are subject to stringent and changing laws, regulations, rules, standards and contractual obligations related to data privacy and security, which could increase the cost of doing business, compliance risks and potential liability and otherwise negatively affect our operating results and business regulations.

In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process a wide variety of data and information, including personal data and sensitive personal data, proprietary and confidential business data, trade secrets, and intellectual property. For example, we process the personal data, including sensitive personal data, of consumers, including Social Security numbers. We are subject to numerous data privacy and security obligations, such as various laws, regulations, rules, standards and contractual obligations that govern the processing of personal data by us or by third parties on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, regulations and rules including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement. We are also subject to the rules and regulations promulgated under the authority of the FTC, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if passed.

Data privacy and security are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and security. For example, the CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for certain data breaches. The CCPA is indicative of a trend towards greater state-level regulation of data privacy and security in the U.S. A number of other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA, with at least four such laws (in Virginia, Colorado, Connecticut and Utah) having taken effect, or scheduled to take effect, in 2023. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. Further, several states and localities have also enacted, or are considering enacting, measures related to the use of artificial intelligence and machine learning in products and services. For additional information on data privacy and security laws, regulations and rules we are, or may in the future become, subject to, see the section titled “Business—Government Regulation.”

In addition, privacy advocates and industry groups have proposed, and may propose, data privacy and security standards with which we are legally or contractually bound to comply. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”), which requires companies that process payment card data to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in significant penalties or liability, litigation, loss of access to major payment card systems, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

We also make public statements about our use and disclosure of personal data through our privacy policies, information on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage our reputation and adversely affect our business.

Increasingly, some aspects of our business may be reliant on our ability to have our products and services be accepted by or compatible with a third-party platform, and any inability to do so could negatively impact our business. For example, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Individuals may increasingly resist our collecting, using, and sharing of personal data to deliver targeted advertising. Additionally, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking of activity across devices, which has impacted and may continue to impact our business. Individuals are becoming more aware of options related to consent, “do not track” mechanisms, and “ad-blocking” software, any of which could materially impact our ability to collect personal data and deliver relevant promotions or media. As a result, we may be required to change the way we market our products. Any of these developments could impair our ability to reach new or existing customers or otherwise negatively affect our operations. In addition, the CCPA grants California residents the right to opt-out of a business's sharing of their personal information for targeted advertising purposes.

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

Although we endeavor to comply with all applicable data privacy and security laws, regulations, rules, standards, and contractual obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable laws, regulations, rules, standards and contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class claims; damages); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

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

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and consumers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses, cyber-attacks or other attempts to harm these systems, data security breaches or other security incidents, criminal acts, and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreements, software bugs or failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, or data security breaches or other security incidents, whether accidental or willful, or other factors, could harm our relationships with our merchants and consumers and also harm our reputation.

In addition, we source certain information from third parties. For example, our risk scoring model is based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties. In the event that any third-party from which we source information experiences a service disruption, whether as a result of maintenance, software bugs or failures, natural disasters, terrorism, other man-made problems, or data security breaches or other security incidents whether accidental or willful, or other factors, the ability to score and decision lease-to-own applications through our platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants through our platform, which may adversely impact our business by negatively impacting our reputation and reducing our transaction volume.

To the extent we use or are dependent on any particular third-party data, technology, or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing laws, regulations, rules or standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of our products, services, or features available in our products or services.

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

Data security breaches or other security incidents with respect to our information technology systems or data, or those of third parties upon which we rely, could result in adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and loss of customers.

Cyber-attacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to cyber-attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to: computer malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), social engineering (including phishing attacks), ransomware attacks, denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunication failures, earthquakes, fires, floods, and other similar threats.

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

The United States government has raised concerns about a potential increase in cyber-attacks generally as a result of the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the above identified or similar threats could cause a data security breach or other security incident. A data security breach or other security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, transfer, use or other processing of, or access to our, our customers’, our vendors’ or our merchants’ confidential, proprietary, personal or other information. A data security breach or other security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, or services. We may expend significant resources in connection with investigating, mitigating or remediating, or modifying our business activities to protect against, actual or perceived data security breaches or other security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, as well as maintain industry-standard or reasonable security measures to protect our information technology systems which contain confidential, proprietary, personal and other information.

While we have implemented security measures designed to protect against data security breaches and other security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems (including our products or services) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products or services), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

We may rely upon third-party service providers and technologies to operate critical business systems to process confidential, proprietary, personal and other information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, virtual card processing, encryption and authentication technology, employee email, and other functions. We may share or receive confidential, proprietary, personal or other information with or from third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Due to applicable laws, regulations, rules, standards and contractual obligations, we may be held responsible for data security breaches or other security incidents attributed to our third-party service providers as they relate to the information we share with them.

Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, including those relating to data privacy and security, or any failure to protect the information that we collect from our consumers and merchants, including personal information, from cyber-attacks, data security breaches or other security incidents, or any such actual or perceived failure by our originating bank partners, may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate.

Applicable data privacy and security laws, regulations, rules, standards and contractual obligations may require us to notify relevant stakeholders of data security breaches and other security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience, or are perceived to have experienced, a data security breach or other security incident, or fail to make adequate or timely disclosures to the public, regulators or law enforcement agencies following any such event, we may experience adverse consequences. These consequences may include: interruptions to our operations (including availability of data), violation of applicable data privacy and security laws, regulations, rules, standards and contractual obligations; litigation (including class claims), damages, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing personal and other sensitive data; negative publicity; reputational damage; loss of consumers and ecosystem partners; monetary fund diversions; financial loss; and other similar harms. Additionally, our originating bank partners also operate in a highly regulated environment, and many laws and regulations that apply directly to our originating bank partners are indirectly applicable to us through our arrangements with our originating bank partners. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Failure to adequately obtain, maintain, protect, defend and enforce our intellectual property and proprietary rights could harm our business, operating results and financial condition.

Our business depends on intellectual property and proprietary technology and information, the protection of which is crucial to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand.

Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, reverse engineering, infringement, misappropriation or other violation of our intellectual property and proprietary technology and information, including by third parties who may use our intellectual property or proprietary technology or information to develop services that compete with ours. We may not be able to register or enforce all of our trademarks and any of our trademarks or other intellectual property rights may be challenged by others. In addition, we may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property. These claims, regardless of their merit or our defenses, could be time-consuming and costly to defend, result in injunctions against us or the payment of damages by us, result in the diversion of significant operational resources and changes to our business model or result in ongoing royalty payments or significant settlement payouts. Our involvement in intellectual property disputes and any failure to adequately protect our intellectual property rights may cause our business, operating results and financial condition to suffer.

Further, we license certain technology, software, data and other intellectual property from third parties that are important to our business. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed intellectual property against infringing third parties or if the licensed intellectual property rights are found to be invalid or unenforceable.

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

For information on data privacy and security laws, regulations, rules, standards and contractual obligations we are, or may in the future become, subject to, and the associated risks to our business, see the section titled “Risk Factors—Risks Relating to Our Technology and Our Platform—We are subject to stringent and changing laws, regulations, rules, standards and contractual obligations related to data privacy and security, which could increase the cost of doing business, compliance risks and potential liability and otherwise negatively affect our operating results and business.”

Our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting in connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2022 and 2021 and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

In connection with the audit of our financial statements for the fiscal years ended December 31, 2022 and 2021, our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in aggregate constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

The material weaknesses identified during the December 31, 2021 audit relate to (1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, and (2) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted. These material weaknesses had not been remediated as of December 31, 2022.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In addition to the material weaknesses in internal control over financial reporting identified in connection with the audit of our financial statements for the fiscal year ended December 31, 2022, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404, we expect to incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our common stock.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in April 2021, Daiwa Corporate Advisory Services filed a complaint against us for breach of contract with respect to transactions in connection with our Merger. In addition, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. These cases are still pending. See “Part II, Item 8. Note 12 - Commitments and Contingencies” in this Annual Report on Form 10-K for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business.

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

Operational Risks Related to Our Business

Uncertain market and economic conditions have had, and may in the future have, serious adverse consequences on our business, financial condition and share price.

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

Negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our platform or lease-to-own platforms in general, effectiveness of our risk model, our ability to effectively manage and resolve complaints, our data privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, service providers, or others in our industry, the experience of consumers and investors with our platform or services or lease-to-own platforms in general, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform, which could harm our reputation and cause disruptions to our platform. For instance, in October 2020, a data breach broker purported to offer customer records from a number of companies, including us, for sale on a hacker forum. Although we determined with third party firms and our internal team that the compromised data did not include confidential proprietary or personal data, we cannot guarantee that this publicity or any similar publicity in the future will not have a negative effect on our business or reputation. Any such reputational harm could further affect the behavior of consumers, including their willingness to utilize lease-to-own programs through our platform or to make payments on their leases. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

The price of our securities may change significantly in the future and stockholders could lose all or part of their investment as a result.

The trading price of our common stock and public warrants is likely to be volatile and the trading price of our securities have experienced extreme volatility and a significant decline. The securities markets have experienced significant volatility as macroeconomic conditions, such as high inflation and the ongoing conflict between Russia and Ukraine. Market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. Our operating results have been below and could continue to be below the expectations of public market analysts and investors due to a number of potential factors, including:

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
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war (including the conflict involving Russia and Ukraine), pandemics (including COVID-19), acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock or public warrants is low.

The majority of our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a disadvantage in that it is possible that an increasing amount of our management’s time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which may increase our operating costs in future periods.

We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time for new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. The increased costs will impact our financial position. These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits, higher retention levels, or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

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

Future sales, or potential future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 8,932,162, and as of December 31, 2022, there were 1,728,256 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

Outstanding warrants to purchase an aggregate of 12,832,500 shares of our common stock became exercisable 30 days after the completion of the Merger. Each warrant entitles the holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, in connection with the amendment to the credit agreement governing the Credit Facility in March 2023, we issued a warrant to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 and a Change of Control. In addition, under the terms of the credit agreement, we may be required to grant an additional 2,000,000 shares of common stock at the same exercise price under the warrant upon the earlier to occur of (i) December 5, 2023, so long as any amount of the principal balance of the term loan portion of the Credit Facility remains outstanding, (ii) an Acquisition (as defined in the Warrant) of the Company or (iii) an Event of Default occurs under the Credit Facility prior to December 5, 2023. Such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Plano, Texas, which consists of approximately 12,000 square feet under a lease that expires in August 2023, subject to our option to extend the term for two terms of five years each. Our New York, New York office consists of approximately 4,000 square feet of leased office space under a lease that expires in June 2025. We believe that our existing facilities are adequate to meet our needs and future growth can be accommodated by leasing alternative or additional space.

Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings. Refer to Note 12, Commitments and Contingencies, included in Part II, Item 8 of this Annual Report on Form 10-K for a description of current legal proceedings.

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

Holders of Record

As of March 6, 2023, there were 119 holders of record of our common stock and the closing price of our common stock was $1.02 as reported on the Nasdaq and there were 15 holders of record of our warrants and the closing price of our Public Warrants was $0.12 as reported on the Nasdaq. The actual number of stockholders and warrantholders is greater than this number of record holders, and includes stockholders and warrantholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders and warrantholders whose shares or warrants may be held in trust by other entities.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Due to our adoption of Accounting Standards Codification 842 Leases (“ASC 842”), effective January 1, 2022, using the transition method, we have not restated the financial statements as of and for the year ended December 31, 2021, and therefore these financial statements are not comparable to the financial statements for the year ended December 31, 2021. See “ASC 842 Adoption and Comparability” below for more information. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. All dollar amounts are in thousands, unless otherwise specified.

Overview

We are a technology driven lease-to-own platform that integrates with omni-channel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime consumers. Through our POS integrations and innovative mobile app featuring Katapult Pay, consumers who may be unable to access traditional financing can shop a growing network of our merchants.

Key factors and trends impacting our business are as follows:

•Macroeconomic factors — Since the fourth quarter of 2021 and continuing throughout the year ended December 31, 2022, our business has been impacted by a number of macroeconomic factors, including record levels of inflation combined with continued supply chain issues (including availability of raw materials from Russia and Ukraine). These factors have led to declining consumer confidence and spending, which has led to our key merchants experiencing lower sales volume than in 2021 and negatively impacted our gross origination volume and revenue during the period. We also expect these factors will impact customer’s ability to make lease payments. In response to these trends and a deterioration in overall payment ability of our customers, we began tightening our underwriting in fourth quarter 2021 and throughout 2022, which has led to fewer approvals and negatively impacted our gross origination volume and revenue. We anticipate that the challenging macroeconomic environment will extend into 2023. Management continues to monitor both potential positive and negative business trends relating to the broader macroeconomic environment, including the significant increase in inflation as well as a potential prolonged recession.
•COVID-19 — The COVID-19 pandemic has impacted, and may continue to impact, our business, results of operations and financial condition. We initially experienced positive performance during the onset of the pandemic due to increased customer spending, in particular e-commerce spending. These trends continued during the first half of 2021 when consumers were bolstered by two stimulus payments, one in January and the other in March, which drove consumer spending and consequently our gross originations volume. These stimulus payments also changed historic 90-day buyout and delinquency patterns throughout the year ended December 31, 2021. More recently, we have seen these pandemic-related trends subside, with buyout and delinquency patterns normalizing to pre-pandemic levels during the year ended December 31, 2022. In addition, impairment charges returned to pre-pandemic levels during the period.

Segment Information

We conduct our business within one business segment, which is defined as providing lease payment options to consumers for the purchase of durable goods from e-commerce partners. Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

ASC 842 Adoption and Comparability

We were required to adopt ASC 842 effective January 1, 2022. Our lease-to-own agreements, which comprise the majority of our revenue, fall within the scope of ASC 842 under lessor accounting and as a result of the adoption, we are recognizing revenue from customers when revenue is earned and cash is collected instead of on an accrual basis, which we had done historically, including for the year ended December 31, 2021. We adopted ASC 842 using the transition approach, which permits us to not apply ASC 842 for comparative periods in the year of adoption. As a result, we have not restated the financial statements for the year ended December 31, 2021, to conform to ASC 842 and therefore the financial statements as of and for the year ended December 31, 2021 are not comparable to the financial statements as of and for the year ended December 31, 2022. In particular, the financial statements for the year ended December 31, 2022 do not include (i) rental revenue arising from lease payments earned but not yet collected and any corresponding net bad debt expense in the consolidated statement of operations and comprehensive (loss) income and (ii) accounts receivable arising from lease receivables and any corresponding allowance for doubtful accounts on our consolidated balance sheet. These items are recorded and shown in our consolidated financial statements for the year ended December 31, 2021. If ASC 842 was effective for the year ended December 31, 2021, total revenue would have been $277,560 and income before income taxes would have been $24,491.

Key Performance Metrics

We regularly review several metrics, including the following GAAP and non-GAAP key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

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

The following table presents gross originations for the years ended December 31, 2022 and 2021, respectively:

(in thousands)	Years Ended December 31,		Change
	2022	2021	$	%
Gross Originations	$196,890	$247,964	$(51,074)	(20.6)%

Wayfair represented 57% and 63% of gross originations during the years ended December 31, 2022 and 2021, respectively.

Gross originations have decreased as a result of the macroeconomic factors noted above, coupled with the tightening of our underwriting throughout 2022. These factors led to fewer approvals and negatively impacted gross origination volume and revenue during the year ended December 31, 2022.

Total Revenue and Bad Debt Recoveries

As of December 31, 2022 and 2021, total revenue represents the sum of rental revenue and other revenue. We adopted ASC 842 as of January 1, 2022 and as a result we record revenue when earned and cash is collected. In addition, we no longer record accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. For the periods prior to adoption of ASC 842, including the year ended December 31, 2021, we recognized revenue from customers on an accrual basis of accounting. For the year ended December 31, 2021, bad debt recoveries represent customer payments for receivables that had previously been written off. Bad debt recoveries were recorded as a reduction to bad debt expense in the period in which they were collected.

The following table presents total revenue and bad debt recoveries for the years ended December 31, 2022 and 2021, respectively:

(in thousands)	Years Ended December 31,
	2022	2021
Total revenue	$212,105	$303,113
Bad debt recoveries (1)	$—	$6,069

(1) Bad debt recoveries represent 21% of total bad debt expense for the year ended December 31, 2021.

If ASC 842 was effective for the year ended December 31, 2021, total revenue would have been $277,560.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net (loss) income before interest expense and other fees, interest income, change in fair value of warrant liability, (benefit) provision for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, stock-based compensation expense, and transaction costs associated with the Merger. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net (loss) income.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables are references for the discussion that follows.

(in thousands)	Years Ended December 31,		Change
	2022	2021	$	%
Revenue
Rental revenue	$207,979	$302,794	$(94,815)	(31.3)%
Other revenue	4,126	319	3,807	1,193.4%
Total revenue	212,105	303,113	(91,008)	(30.0)%
Cost of revenue	171,119	214,124	(43,005)	(20.1)%
Gross profit	40,986	88,989	(48,003)	(53.9)%
Operating expenses:
Servicing costs	4,337	4,737	(400)	(8.4)%
Underwriting fees	1,828	1,876	(48)	(2.6)%
Professional and consulting fees	11,281	5,987	5,294	88.4%
Technology and data analytics	9,389	8,196	1,193	14.6%
Bad debt expense	—	28,299	(28,299)	(100.0)%
Compensation costs	25,090	26,943	(1,853)	(6.9)%
General and administrative	14,167	11,294	2,873	25.4%
Total operating expenses	66,092	87,332	(21,240)	(24.3)%
(Loss) income from operations	(25,106)	1,657	(26,763)	(1,615.1)%
Interest expense and other fees	(19,998)	(16,485)	(3,513)	21.3%
Interest income	744	—	744	—%
Change in fair value of warrant liability	6,439	36,573	(30,134)	(82.4)%
(Loss) income before benefit (provision) for income taxes	(37,921)	21,745	(59,666)	(274.4)%
Benefit (provision) for income taxes	50	(539)	589	(109.3)%
Net (loss) income	$(37,871)	$21,206	$(59,077)	(278.6)%

Total revenue

Total revenue decreased by $91,008, or 30.0%, for the year ended December 31, 2022. If ASC 842 were in effect for the year ended December 31, 2021, total revenue would have decreased by $65,455 or 23.6%. The decrease in total revenue was also attributable to a 20.6% decrease in gross originations when compared to the prior period. The decrease in originations was primarily due to the impact of the challenging macroeconomic environment combined with targeted tightened underwriting. Another significant contributory factor to the decrease was the government stimulus payments and unemployment benefits that occurred during the first half of 2021, which increased spending and gross origination volume.

Cost of revenue

Cost of revenue decreased $43,005, or 20.1%, for the year ended December 31, 2022. This decrease was primarily driven by the decrease in rental revenue and originations, coupled with various merchant promotions over this period.

Gross profit

Gross profit decreased by $48,003, or 53.9%, for the year ended December 31, 2022. The decrease in gross profit was primarily due to the decline in origination volume, lower lease margins and the impact of the adoption of ASC 842. Gross profit as a percentage of total revenue decreased to 19.3% for the year ended December 31, 2022, compared to 29.4% for the same period in 2021. This decrease was driven by the normalization of customer payment performance as compared to the 2021 period. Impairment expense expressed as a percentage of gross originations was 8.7% for the year ended December 31, 2022, compared to 5.9% for the same period in 2021.

Servicing costs

Servicing costs decreased by $400 or 8.4%, for the year ended December 31, 2022. The decrease in servicing costs was primarily due to a decrease in overall call center headcount attributed to the decrease in the size of our lease portfolio.

Underwriting fees

Underwriting fees remained flat at $1,828 for the year ended December 31, 2022, compared to $1,876 for the same period in 2021.

Professional and consulting fees

Professional and consulting fees increased by $5,294, or 88.4%, for the year ended December 31, 2022. This increase was primarily driven by an increase in consulting and legal fees coupled with accounting fees associated with being a public company and recruiting costs associated with certain key new hires. The increase was partially offset by a decrease in transaction costs related to the Merger which were not incurred in 2022.

Technology and data analytics

Technology and data analytics expense increased by $1,193, or 14.6%, for the year ended December 31, 2022. This increase was primarily due to software development and related activities related to the development of our mobile app and Katapult Pay .

Bad debt expense

As a result of adopting ASC 842, we no longer record bad debt expense and therefore for the year ended December 31, 2022, no bad debt expense was recorded as compared to $28,299 for the same period in 2021. As discussed above in “ASC 842 Adoption and Comparability”, we adopted the transition method for ASC 842 and are not required to restate our 2021 or prior periods to reflect the changes related to ASC 842. Effective January 1, 2022, we recognize revenue from customers when the revenue is earned and cash is collected. In addition, we no longer record accounts receivable arising from lease receivables due from customers and any corresponding allowance for doubtful accounts on our consolidated balance sheet. In the periods prior to 2022, we recognized revenue from customers on an accrual basis of accounting.

Compensation costs

Compensation costs decreased by $1,853 or 6.9% for the year ended December 31, 2022. This decrease is primarily related to a decrease in stock-based compensation of $6,581 related to the prior year vesting of executive restricted stock awards of $9,348 as a result of the Merger combined with payment of transaction related employee bonuses in preparation of the Merger. These decreases were partially offset by an increase in payroll and related benefits in connection with our 2022 investment strategy and accrued severance costs.

General and administrative

General and administrative expense increased by $2,873, or 25.4%, for the year ended December 31, 2022. This increase is related to an increase in insurance related costs as a public company and increased software related expense. These increases were partially offset by a decrease in marketing and advertising related expenses.

Interest expense, other fees and interest income

Interest expense and other fees increased by $3,513, or 21.3%, for the year ended December 31, 2022. This was primarily due to an increase in LIBOR. Interest income was $744 for the year ended December 31, 2022. Interest income represents interest earned from cash deposits which started in the third quarter of 2022.

Change in fair value of warrant liability

The change in fair value of warrant liability was $6,439 for the year ended December 31, 2022, due to the decline in the fair value of our public warrants and private warrants.

Benefit (provision) for income taxes

Benefit (provision) for income taxes was $50 and $(539) for the years ended December 31, 2022 and 2021, respectively. The benefit for income taxes during the year ended December 31, 2022 relates primarily to reductions in certain state income tax obligations. The provision for income taxes during the year ended December 31, 2021 is related to certain states where accelerated federal tax depreciation is disallowed.

Non-GAAP Financial Measures

In addition to gross profit and net (loss) income, which are measures presented in accordance with U.S. GAAP, we believe that adjusted gross profit, adjusted EBITDA, and adjusted net (loss) income provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit, adjusted EBITDA and adjusted net (loss) income are supplemental measures of our performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted gross profit, adjusted EBITDA and adjusted net (loss) income should not be considered as substitutes for U.S. GAAP metrics such as gross profit, operating (loss) income, net (loss) income, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs, underwriting fees, and bad debt expense. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted EBITDA is a non-GAAP financial measure that is defined as net (loss) income before interest expense and other fees, interest income, change in fair value of warrant liability, (benefit) provision for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, stock-based compensation expense, and transaction costs associated with the Merger.

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

The reconciliation of gross profit to adjusted gross profit for the years ended December 31, 2022 and 2021 are as follows:

(in thousands)	Years Ended December 31,		Change
	2022	2021	$	%
Total revenue	$212,105	$303,113	$(91,008)	(30.0)%
Cost of revenue	171,119	214,124	(43,005)	(20.1)%
Gross profit	40,986	88,989	(48,003)	(53.9)%
Less:
Servicing costs	4,337	4,737	(400)	(8.4)%
Underwriting fees	1,828	1,876	(48)	(2.6)%
Bad debt expense	—	28,299	(28,299)	(100.0)%
Adjusted gross profit	$34,821	$54,077	$(19,256)	(35.6)%

The reconciliations of net (loss) income to adjusted EBITDA for the years ended December 31, 2022 and 2021 are as follows:

(in thousands)	Years Ended December 31,		Change
	2022	2021	$	%
Net (loss) income	$(37,871)	$21,206	$(59,077)	(278.6)%
Add back:
Interest expense and other fees	19,998	16,485	3,513	21.3%
Interest income	(744)	—	(744)	100.0%
Change in fair value of warrant liability	(6,439)	(36,573)	30,134	(82.4)%
(Benefit) provision for income taxes	(50)	539	(589)	(109.3)%
Depreciation and amortization on property and equipment and capitalized software	733	321	412	128.3%
Impairment of leased assets	1,235	(1,490)	2,725	(182.9)%
Stock-based compensation expense (1)	6,439	13,476	(7,037)	(52.2)%
Transaction costs associated with the merger (2)	—	3,350	(3,350)	(100.0)%
Adjusted EBITDA	$(16,699)	$17,314	$(34,013)	(196.4)%
(1) Includes $0.5 million of employer payroll taxes in 2021.
(2) Consists of non-capitalizable transaction costs associated with the Merger.

The reconciliations of net (loss) income to adjusted net (loss) income for the years ended December 31, 2022 and 2021 are as follows:

(in thousands)	Years Ended December 31,		Change
	2022	2021	$	%
Net (loss) income	$(37,871)	$21,206	$(59,077)	(278.6)%
Add back:
Change in fair value of warrant liability	(6,439)	(36,573)	30,134	(82.4)%
Stock-based compensation expense (1)	6,439	13,476	(7,037)	(52.2)%
Transaction costs associated with merger (2)	—	3,350	(3,350)	(100.0)%
Adjusted net (loss) income	$(37,871)	$1,459	$(39,330)	(2695.7)%
(1) Includes $0.5 million of employer payroll taxes in 2021.

(2) Consists of non-capitalizable transaction cost associated with the Merger.

ASC 842 Adoption

For illustrative purposes only, we are disclosing non-GAAP results for the year ended December 31, 2021 as if the lessor accounting impacts of ASC 842 were in effect for these periods. Total revenue under ASC 842 and bad debt expense (net of recoveries) under ASC 842 are supplemental disclosures that are neither required by nor presented in accordance with U.S. GAAP.

Management believes these non-GAAP measures for 2021 provide relevant and useful information for users of our financial statements, as it provides comparability with the financial results for the year ended December 31, 2022.

(in thousands)	Year Ended December 31,
2021
As Reported:
Total revenue	$303,113
Bad debt expense (net of recoveries)	28,299
Income before provision for income taxes	$21,745

Non-GAAP Results:
Total revenue under ASC 842	$277,560
Bad debt expense (net of recoveries) under ASC 842	—
Income before provision for income taxes under ASC 842	$24,491
Total revenue under ASC 842 also reflects the impact of the change in recognizing revenue when it is earned and cash is collected.

Liquidity and Capital Resources

The following table presents our cash and cash equivalents, restricted cash, and accounts receivable, net, as of December 31, 2022, 2021 and 2020:

(in thousands)	December 31,
	2022	2021	2020
Cash and cash equivalents	$65,430	$92,494	$65,622
Restricted cash	4,411	3,937	3,975
Accounts receivable, net (1)	—	2,007	1,636

(1) As of January 1, 2022, we adopted ASC 842 pursuant to which we recognize revenue from customers when the revenue is earned and cash is collected. In addition, we no longer records accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. See “ASC 842 Adoption and Comparability” above for more information.

Cash Flows

The following table presents cash (used in) provided by operating, investing, and financing activities for the years ended December 31, 2022 and 2021:

(in thousands)	Years Ended December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(20,848)	$2,166
Net cash used in investing activities	(1,505)	(1,436)
Net cash (used in) provided by financing activities	(4,237)	26,104
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26,590)	$26,834

Operating Activities

Net cash used in operating activities was $20,848 for the year ended December 31, 2022. This reflects our net loss of $37,871, adjusted for non-cash charges of $172,174 and net cash outflows of $155,151 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of decreases in depreciation and amortization of $116,329, net book value of property buyouts of $30,505 and stock-based compensation of $6,439. Partially offsetting these decreases was an increase of $17,216 of impairment expense.

Net cash provided by operating activities was $2,166 for the year ended December 31, 2021. This reflects our net income of $21,206, adjusted for non-cash charges of $213,499 and net cash outflows of $232,540 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of increases in depreciation and amortization of $143,993, net book value of property buyouts of $45,589, bad debt expense of $28,299 and stock compensation of $13,020. Partially offsetting these increases was $14,566 of impairment expense.

Investing Activities

Net cash used in investing activities was $1,505 for the year ended December 31, 2022 and was primarily due to an increase in capitalized software of $1,337 coupled with $168 of purchases of property and equipment.

Net cash used in investing activities was $1,436 for the year ended December 31, 2021 and was primarily due to an increase in capitalized software of $1,052 coupled with $384 of purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $4,237 for the year ended December 31, 2022 and was primarily due to $22,477 of principal repayments on the revolving loan facility. Partially offsetting this was $18,517 of principal advances on the revolving loan facility.

Net cash provided by financing activities was $26,104 for the year ended December 31, 2021 and was due to $38,861 of cash received from the Merger, net of transaction costs and consideration paid to selling stockholders, $7,036 of advances on the revolving loan facility, and $678 of proceeds from exercise of stock options. These increases were offset by $20,471 of principal repayments on the revolving loan facility.

Financing Arrangements

Senior Secured Term Loan and Revolving Loan Facility

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a loan and security agreement (as amended, the “credit agreement”) with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a senior secured revolving loan facility (as amended, the “revolving loan facility”). The revolving loan facility had a commitment of $125.0 million that the lenders had the right to increase to $250.0 million. Total outstanding principal under the revolving line of credit was $58.0 million at December 31, 2022. The revolving loan facility is subject certain covenants and has a 90% advance rate on eligible accounts receivable. Prior to the most recent amendment in March 2023, the annual interest rate on the principal was LIBOR plus 7.5% per annum with a 2% floor on the LIBOR. and the revolving loan facility was scheduled to mature on December 4, 2023.

In addition, in connection with a prior amendment to the credit agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (as amended, “term loan facility”) commitment of up to $50.0 million. We drew down the full $50.0 million of the term loan facility on December 4, 2020. The term loan facility beared interest at one-month LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as paid-in-kind (“PIK”) interest. Total outstanding principal and PIK interest is $53.8 million at December 31, 2022. Prior to the most recent amendment, the term loan facility was scheduled to mature on December 4, 2023. The interest rate for PIK Interest on the term loan facility is (A) if Liquidity (as defined in the credit agreement) is greater than $50,000, 4.5% and (B) if Liquidity is less than $50,000, to 6%.

The credit agreement governing the Credit Facility is also subject to certain negative and affirmative covenants. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the credit facility; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Early repayments of certain amounts under the term loan facility are subject to prepayment penalties.

The credit agreement governing the Credit Facility contains certain financial covenants including minimum Adjusted EBITDA levels, minimum tangible net worth, minimum liquidity and compliance with a total advance rate, which were amended in connection with the most recent amendment in March 2023. See "Credit Agreement Amendment" below.

As of December 31, 2022 and 2021, we were in compliance with the covenants in the credit agreement.

Credit Agreement Amendment

On March 6, 2023, we entered into the fifteenth amendment to the credit agreement. As part of the amendment, the maturity date of the revolving loan facility and the term loans was extended to June 4, 2025 and the commitments under the revolving loan facility were reduced to $75,000 from $125,000. Additionally, the benchmark rate underlying the annual interest rate on both the revolving loan facility and the term loans was changed from LIBOR to SOFR, subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10% in each case. The spread above the benchmark rate on the revolving facility was increased to 8.5% from 7.5% while the spread above the benchmark rate on the term loans remained at 8%.

In connection with the amendment to the Credit Facility, we repaid $25,000 of outstanding principal amount of the term loan and issued a warrant to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 and a Change of Control. In addition, under the terms of the credit agreement, we may be required to grant an additional 2,000,000 shares of common stock at the same exercise price under the warrant agreement if any amount of the principal balance of the term loan portion of the Credit Facility remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company or (iii) an Event of Default occurs under the Credit Facility prior to December 5, 2023. Such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company.

In addition the fifteenth amendment also updated certain financial covenants, including the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with the Total Advance Rate.
For additional information on our loan obligations, refer to Note 7 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash and cash equivalents and availability under our revolving loan facility. Our primary uses of cash include purchases of assets held for lease and funding of ongoing operations.

Our ability to fund future operating needs will be dependent on our ability to generate positive cash flows from operations and obtain financing for growth as needed. We had $65,430 of unrestricted cash at December 31, 2022 which we believe is sufficient to meet our liquidity needs for the next 12 months. We believe we will meet longer-term (beyond 12 months) cash requirements through a combination of available cash on hand, cash flows generated from operations and availability under our Credit Facility.

The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2022:

(in thousands)	Payments by Year
	Total	2023-2024	2025-2026	Thereafter
Revolving line of credit (1)	$64,936	$64,936	$—	$—
Term loan (2)	62,401	62,401	—	—
Operating lease commitments	960	790	170	—
Total	$128,297	$128,127	$170	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of 11.7% as of December 31, 2022.
(2) Future cash obligations include scheduled interest payments due based on the interest rate of 12.2%, plus 4.5% paid-in-kind interest as of December 31, 2022. On March 6, 2023, we repaid $25,000 outstanding under the term loan portion of our Credit Facility.

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

Rental Revenue Recognition
Property held for lease is leased to customers pursuant to lease-purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10 to 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease term. Accordingly, lease-purchase agreements are accounted for as operating leases with lease revenues recognized in the period they are earned and cash is collected. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed to customer lease applications. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term. Revenues from leases are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts

As of January 1, 2022, we adopted ASC 842. Commencing with the three months ended March 31, 2022, we recognize revenue from customers when the revenue is earned and cash is collected. In addition, we no longer record accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. For the periods prior to adoption of ASC 842, including the year ended December 31, 2021, we recognized revenue from customers on an accrual basis of accounting. We did not require any security or collateral to support our receivables.

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

Property Held for Lease, Net of Accumulated Depreciation and Impairment

Property held for lease consists of furniture, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 7 months because the consumer either exercises the buyout (early purchase) options or terminates the lease-purchase agreement prior to the end of the 10 to 18 month renewal periods. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.

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

Emerging Growth Company

As of December 31, 2022, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

As of December 31, 2022 and December 31, 2021, we had interest bearing debt with a principal amount of $111.8 million and $113.6 million, respectively.

Our revolving loan facility is a variable rate loan that during the years ended December 31, 2022 and 2021 accrued interest at a variable rate of interest based on the one month LIBOR rate, subject to a 2% floor, plus 7.5% per annum. In connection with the fifteenth amendment to the credit agreement, the benchmark rate underlying the annual interest rate was changed from LIBOR to SOFR, subject to a 3% floor and the spread was increased from 7.5% to 8.5% per annum.

Our term loan facility is a variable rate loan that during the years ended December 31, 2022 and 2021 accrued interest at a variable rate of interest based on the one month LIBOR rate, subject to a 1% floor, plus 8% per annum. In connection with the fifteenth amendment to the credit agreement, the benchmark rate underlying the annual interest rate was changed from LIBOR to SOFR, subject to a 3% floor. The spread remained at 8%.

Inflation Risk

Although we believe that inflation has indirectly impacted our business by negatively impacting consumer spending and the sales of our key merchants, we do not believe that inflation has directly had, or currently directly has, a material effect on our results of operations or financial condition.

Foreign Currency Risk

There was no material foreign currency risk for year ended December 31, 2022 and 2021. Our activities to date are conducted only in the United States.

Item 8. Financial Statements and Supplementary Data

The Company's Consolidated Balance Sheets as of December 31, 2022 and 2021, and related Consolidated Statements of Operations and Comprehensive (Loss) Income, Stockholders’ Equity (Deficit) and Cash Flows for each of the years in the two-year period ended December 31, 2022, together with the report of our independent registered public accounting firm, are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Katapult Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Katapult Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 9, 2023

We have served as the Company’s auditor since 2018.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$65,430	$92,494
Restricted cash	4,411	3,937
Accounts receivable, net of allowance for doubtful accounts of $6,248 at December 31, 2021	—	2,007
Property held for lease, net of accumulated depreciation and impairment (Note 3)	50,278	61,752
Prepaid expenses and other current assets	8,515	4,249
Total current assets	128,634	164,439
Property and equipment, net (Note 4)	557	576
Security deposits	91	91
Capitalized software and intangible assets, net (Note 5)	1,847	1,056
Right-of-use assets (Note 8)	772	—
Total assets	$131,901	$166,162
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,264	$2,029
Accrued liabilities (Note 6)	14,532	11,959
Term loan (Note 7)	25,000	—
Unearned revenue	1,552	2,135
Lease liabilities (Note 8)	382	—
Total current liabilities	42,730	16,123
Revolving line of credit (Note 7)	57,639	61,238
Term loan. non-current (Note 7)	23,057	40,661
Other liabilities	902	7,341
Lease liabilities, non-current (Note 8)	445	—
Total liabilities	124,773	125,363
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value-- 250,000,000 shares authorized; 98,585,563 and 97,574,171 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	83,794	77,632
Accumulated deficit	(76,676)	(36,843)
Total stockholders' equity	7,128	40,799
Total liabilities and stockholders' equity	$131,901	$166,162
The accompanying notes are an integral part of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Revenue
Rental revenue	$207,979	$302,794
Other revenue	4,126	319
Total revenue	212,105	303,113
Cost of revenue	171,119	214,124
Gross profit	40,986	88,989
Operating expenses:
Servicing costs	4,337	4,737
Underwriting fees	1,828	1,876
Professional and consulting fees	11,281	5,987
Technology and data analytics	9,389	8,196
Bad debt expense	—	28,299
Compensation costs	25,090	26,943
General and administrative	14,167	11,294
Total operating expenses	66,092	87,332
(Loss) income from operations	(25,106)	1,657
Interest expense and other fees	(19,998)	(16,485)
Interest income	744	—
Change in fair value of warrant liability	6,439	36,573
(Loss) income before benefit (provision) for income taxes	(37,921)	21,745
Benefit (provision) for income taxes	50	(539)
Net (loss) income and comprehensive (loss) income	$(37,871)	$21,206
Net (loss) income per share:
Basic	$(0.39)	$0.31
Diluted	$(0.39)	$0.26
Weighted average shares used in computing net (loss) income per share:
Basic	98,241,965	68,502,092
Diluted	98,241,965	80,573,218
The accompanying notes are an integral part of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	31,432,476	3	57,097	(58,049)	(949)
PIPE proceeds	15,000,000	2	149,998	—	150,000
Merger financing	39,408,662	4	251,105	—	251,109
Consideration paid to selling stockholders	—	—	(329,560)	—	(329,560)
Transaction costs	—	—	(33,534)	—	(33,534)
Merger warrants liability	—	—	(44,272)	—	(44,272)
Stock options exercised	2,174,963	—	677	—	677
Stock-based compensation expense	2,850,000	—	13,020	—	13,020
Stock warrant exercise	6,708,070	1	13,101	—	13,102
Net income	—	—	—	21,206	21,206
Balances at December 31, 2021	97,574,171	10	77,632	(36,843)	40,799
Impact of ASC 842 adoption	—	—	—	(1,962)	(1,962)
Stock options exercised	295,203	—	67	—	67
Vesting of restricted stock units	946,091	—	—	—	—
Repurchase of restricted stock for payroll tax withholding	(229,902)	—	(344)	—	(344)
Stock-based compensation expense	—	—	6,439	—	6,439
Net loss	—	—	—	(37,871)	(37,871)
Balances at December 31, 2022	98,585,563	$10	$83,794	$(76,676)	$7,128

The accompanying notes are an integral part of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(37,871)	$21,206
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	116,329	143,993
Net book value of property buyouts	30,505	45,589
Impairment expense	17,216	14,566
Bad debt expense	—	28,299
Change in fair value of warrant liability	(6,439)	(36,573)
Stock-based compensation	6,439	13,020
Amortization of debt discount	5,275	2,701
Amortization of debt issuance costs	361	357
Accrued PIK interest	2,121	1,547
Amortization of right-of-use assets	367	—
Change in operating assets and liabilities:
Accounts receivable	—	(28,670)
Property held for lease	(151,843)	(198,841)
Prepaid expenses and other current assets	(4,266)	(3,847)
Accounts payable	(765)	344
Accrued liabilities	2,719	(1,008)
Lease liabilities	(413)	—
Unearned revenues	(583)	(517)
Net cash (used in) provided by operating activities	(20,848)	2,166
Cash flows from investing activities:
Purchases of property and equipment	(168)	(384)
Additions to capitalized software	(1,337)	(1,052)
Net cash used in investing activities	(1,505)	(1,436)
Cash flows from financing activities:
Principal repayments on revolving line of credit	(22,477)	(20,471)
Proceeds from revolving line of credit	18,517	7,036
Proceeds from exercise of stock options	67	678
Repurchases of restricted stock	(344)	—
PIPE proceeds	—	150,000
Merger financing, net of redemptions	—	251,109
Consideration paid to selling shareholders	—	(329,560)
Transaction cost paid	—	(32,688)
Net cash (used in) provided by financing activities	(4,237)	26,104
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,590)	26,834
Cash, cash equivalents and restricted cash at beginning of period	96,431	69,597
Cash, cash equivalents and restricted cash at end of period	$69,841	$96,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,032	$11,628

Cash paid for taxes	$446	$416
Right-of-use assets obtained in exchange for operating lease liabilities	$1,139	$—
Cash paid for operating leases	$511	$—
Exchange of redeemable convertible preferred shares	$—	$49,894
Assumed warrant liability in connection with Merger	$—	$44,272
Exercise of common stock warrant accounted for as a liability	$—	$13,102
Transaction costs included in other assets	$—	$846
The accompanying notes are an integral part of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Katapult Holdings, Inc. (“Katapult” or the “Company”), is an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for non-prime US consumers. Katapult’s fully-digital technology platform provides non-prime consumers with a flexible lease-purchase option to enable them to obtain durable goods from Katapult’s network of e-commerce retailers. Katapult's end-to-end technology platform provides seamless integration with merchants.

On June 9, 2021 (the “Closing Date”), Katapult (formerly known as FinServ Acquisition Corp. or “FinServ”), consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated December 18, 2020 (the “Merger Agreement”), by and among FinServ Keys Merger Sub 1, Inc. (“Merger Sub 1”), a wholly owned subsidiary of FinServ, Keys Merger Sub 2, LLC (“Merger Sub ”), the entity formerly known as Katapult Holdings, Inc. (formerly known as Cognical Holdings, Inc.), a Delaware corporation (“Legacy Katapult”), and Orlando Zayas, in his capacity as the representative of all pre-closing stockholders. Pursuant to the terms of the Merger Agreement, a business combination between Legacy Katapult and FinServ was effected on June 9, 2021 through the merger of Merger Sub 1 with and into Legacy Katapult, with Legacy Katapult surviving the merger as a wholly owned subsidiary of FinServ (the “First Merger”), followed immediately by the merger of the resulting company with and into Merger Sub 2, with Merger Sub 2 surviving the merger as a wholly owned subsidiary of FinServ (the “Second Merger” and collectively with the First Merger and the other transactions contemplated by the Merger Agreement, the “Merger”). References to “the Company” are to Katapult following the Merger and Legacy Katapult prior to the Merger. On the Closing Date, a number of investors purchased from the Company an aggregate of 15,000,000 shares of Company common stock for a purchase price of $10.00 per share and an aggregate purchase price of $150,000 (the “PIPE Investment” or “PIPE”), pursuant to separate subscription agreements. The PIPE was consummated concurrently with the Merger.

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

Merger Warrants

Warrants to purchase shares of the Company's common stock deemed acquired as part of the Merger and outstanding during the years ended December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Public warrants	12,500,000	12,500,000
Private warrants	332,500	332,500
Total	12,832,500	12,832,500

Earn out Shares

At the closing of the Merger, the Company issued 7,500,000 earn out shares to Legacy Katapult stockholders subject to an earn out period and vesting conditions. The earn out period concludes on the sixth anniversary of the Merger (June 9, 2027). One-half of the earn out shares will vest if the closing price of Katapult common stock is greater than or equal to $12.00 over any 20 trading days within any 30 consecutive trading day period and one-half will vest if the closing price of the Katapult common stock is greater than or equal to $14.00 over any 20 trading days within any 30 consecutive trading day period, in each case, during the earn out period. The earn out shares are classified as equity. As of December 31, 2022 and 2021, none of the earn out shares have vested.

Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Katapult Intermediate Holdings, LLC (formerly known as Keys Merger Sub 2, LLC), Katapult Group, Inc. (formerly known as Cognical, Inc.) and Katapult SPV-1 LLC, and the Company's former subsidiaries, Cognical SPV-3 LLC, and Cognical SPV-4 LLC. Cognical SPV-3 LLC originated all of the Company’s lease agreements with its customers and owned all of the leased property through April 2019. Katapult SPV-1 LLC has originated all of the Company’s lease agreements thereafter. Cognical SPV-4 LLC has halted the origination of new leases on behalf of a third-party merchant, however the Company serviced activity from existing leases of Cognical SPV-4 LLC through November 2020. Cognical SPV-3 LLC and Cognical SPV-4 LLC were liquidated in December 2020.

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the selection of useful lives of property and equipment, the selection of useful lives for property held for lease and the related depreciation method, determination of fair value of stock option grants, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
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
Cash and Cash Equivalents— As of December 31, 2022 and 2021, cash consists primarily of checking and savings deposits. The Company holds certain cash equivalents, which consist of highly liquid investments with original maturities of three months or less at the time of purchase.
Restricted Cash—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of December 31, 2022 and 2021 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.
The reconciliation of cash, cash equivalents and restricted cash is as follows:

	December 31,
	2022	2021	2020

Cash and cash equivalents	$65,430	$92,494	$65,622
Restricted cash	4,411	3,937	3,975
Total cash, cash equivalents and restricted cash	$69,841	$96,431	$69,597

Accounts Receivable, Net of Allowance for Doubtful Accounts— As of January 1, 2022, the Company adopted ASC 842. As of January 1, 2022, the Company recognizes revenue from customers when the revenue is earned and cash is collected. In addition, the Company no longer records accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts. For the periods prior to adoption of ASC 842, including the year ended December 31, 2021, the Company recognized revenue from customers on an accrual basis of accounting. The Company did not require any security or collateral to support its receivables.
Property Held for Lease, Net of Accumulated Depreciation and Impairment—Property held for lease consists of furniture, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 7 months because the consumer either exercises the buyout (early purchase) options or terminates the lease-purchase agreement prior to the end of the 10, 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.
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
Capitalized Software—Starting January 1, 2020 the Company began capitalizing certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the Capitalized software and intangible assets, net line item of the consolidated balance sheets. Amortization of capitalized software is included in general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

Debt Issuance Costs—Costs incurred in connection with the issuance of the Company’s line of credit and long-term debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. The amortization of the long-term debt issuance costs utilizes the effective interest method, and the amortization of the line of credit debt issuance costs utilizes the straight-line method, which is not materially different compared to the effective interest method. The amortization of debt issuance costs is recorded and included in interest expense and other fees on the consolidated statement of operations and comprehensive (loss) income.
Impairment of Long-Lived Assets—The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the years ended December 31, 2022 or 2021.
Rental Revenue—Property held for lease is leased to customers pursuant to lease-purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10 to 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease term. Accordingly, lease-purchase agreements are accounted for as operating leases with lease revenues recognized in the period they are earned and cash is collected. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed to customer lease applications. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term. Revenues from leases are reported net of sales taxes.

Other Revenue—Other revenue consists primarily of asset sales revenue related to the sale of property held for lease. During the year ended December 31, 2022, the Company continued to advance its strategy to focus on additional opportunities to generate revenue, which includes the sale of property held for lease to third parties. The sale of property held for lease is now considered recurring and ordinary in nature to the Company’s business. As such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of revenue, presented on a gross basis. Revenue from sales of property held for lease the year ended December 31, 2022 was $3,980. Also included is revenue from merchant partnerships, and infrequent sales of property formerly on lease when customers terminate a lease and elect to return the property to the Company rather than the Company’s retail partners.
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
Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. As of December 31, 2022 and 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.
Net (Loss) Income Per Share—The Company calculates basic and diluted net (loss) income per share attributable to common stockholders using the two-class method required for companies with participating securities.
Under the two-class method, basic net (loss) income per share available to stockholders is calculated by dividing the net (loss) income available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders during the fiscal year ended December 31, 2022.
Fair Value Measurements—Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the established framework for measuring fair value.
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
The Company’s financial instruments consist of accounts receivable (through December 31, 2021), accounts payable, accrued expenses, warrant liability, revolving line of credit, and long-term debt. Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The consolidated financial statements also include fair value level 3 measurements of private common stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments. Refer to Note 13 for discussion of fair value measurements.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the years ended December 31, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of total revenue. As of December 31, 2021, the Company did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.
A significant portion of the Company’s transaction volume is with a limited number of merchants, including most significantly, Wayfair Inc.
Recently Adopted Accounting Pronouncements—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which deferred the sunset date of ASC 848 until December 31, 2024. This ASU did not have a material impact on our consolidated financial statements.
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
Under ASU 2016-02 lessees are required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset (“ROU”), which is an asset that represents the lessee’s right to control the use of an identified asset for the lease term, at the commencement date for all leases with a term greater than one year. As a lessee, the Company recognizes a ROU asset and lease liability for these operating lease contracts within the consolidated balance sheet. As of January 1, 2022, the Company recorded $1,240 for lease liabilities and $1,139 for ROU assets. The Company is also affected by the requirement under the new standard to determine whether impairment indicators exist for the ROU at the asset or asset group level. If impairment indicators exist, a recoverability test is performed to determine whether an impairment loss exists. In accordance with the transition guidance for the new standard the Company is required to determine if an impairment loss exists immediately prior to the date of adoption. The Company does not believe any impairment indicators exist as it relates to our operating leases. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities (“ASU 2020-05”), which defers the effective date of ASU 2016-02 for private entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the new standard on January 1, 2022, in accordance with adoption dates provided by the FASB applicable to us under our emerging growth company status.
.
Recent Accounting Pronouncements Not Yet Adopted—The Company has reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact to its consolidated financial statements.
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT
Property held for lease, net of accumulated depreciation and impairment consists of the following:

	December 31,
	2022	2021
Property held for lease	$289,800	$220,259
Less: accumulated depreciation	(239,522)	(158,507)
Property held for lease, net of accumulated depreciation and impairment	$50,278	$61,752
Net book value of property buyouts for the years ended December 31, 2022 and 2021 were $30,505 and $45,589, respectively.
Total impairment charges related to property held for lease, net of accumulated depreciation and impairment for the years ended December 31, 2022 and 2021 were $17,216 and $14,566, respectively.
Total depreciation expense related to property held for lease, net of accumulated depreciation and impairment for the years ended December 31, 2022 and 2021 were $115,597 and $143,671, respectively.
Depreciation expense, net book value of property buyouts and impairment charges are included within cost of revenue in the consolidated statement of operations and comprehensive (loss) income.
Substantially all property held for lease, net is on-lease as of December 31, 2022 and 2021.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
	2022	2021
Computer, office and other equipment	$813	$659
Computer software	80	80
Furniture and fixtures	100	100
Leasehold improvements	252	238
	1,245	1,077
Less: accumulated depreciation	(688)	(501)
Property and equipment, net	$557	$576
Total depreciation expense related to property and equipment, net was $187 and $138 for the years ended December 31, 2022 and 2021, respectively.
5.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	December 31,
	2022	2021
Capitalized software	$2,591	$1,254
Domain name	16	16
	2,607	1,270
Less: accumulated amortization	(760)	(214)
Capitalized software and intangible assets, net	$1,847	$1,056
Total amortization expense for capitalized software and intangible assets was $545 and $184 for the years ended December 31, 2022 and 2021, respectively.
The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net for the years ending December 31:

2023	$708
2024	560
2025	165
Thereafter	—
$1,433
As of December 31, 2022, $398 of capitalized software was not yet placed into service.
6.OTHER ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	December 31,
	2022	2021
Bonus accrual	$2,376	$1,807
Sales tax payable	5,582	5,445
Unfunded lease payable	4,159	2,697
Interest payable	118	91
Other accrued liabilities	2,297	1,919
Total accrued liabilities	$14,532	$11,959
7.DEBT
On May 14, 2019, the Company entered into a Loan and Security Agreement (as amended the “credit agreement”) with respect to a revolving line of credit (the “RLOC”), which resulted in an initial commitment amount of $50,000, with the lenders having the right to increase to a maximum of $150,000 commitment over time. The RLOC is subject to certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% during March 2020. At December 31, 2022, the total outstanding principal was $57,998 less issuance costs of $359, netting to a total of $57,639. At December 31, 2021, the total outstanding principal was $61,958 less issuance costs of $720, netting to a total of $61,238. The issuance costs are amortized over the life of the facility and included in interest expense and other fees. The annual interest rate on outstanding principal is LIBOR plus 7.5% per annum. There is a 2% floor on LIBOR. On September 28, 2020, the lenders exercised their right to increase the maximum commitment to a total of $125,000. On December 4, 2020, the Company entered into the ninth amendment to the credit agreement which provided the lenders with the right to increase the revolving commitment amount from $125,000 to $250,000.

This facility is also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants. Prior to the fifteenth amendment on March 6, 2023, the outstanding borrowings under the credit facilities, including unpaid principal and interest, were due on December 4, 2023.

The credit agreement also requires the Company to maintain the financial covenants with respect to Minimum Adjusted EBITDA (as defined in the credit agreement), Minimum Tangible Net Worth, Minimum Liquidity and compliance with the Total Advance Rate (as defined in the credit agreement).

Pursuant to the ninth amendment to the credit agreement, the lenders also provided the Company with a senior secured term loan facility (“term loan facility”) commitment of up to $50,000. The Company drew down the full $50,000 of this term loan on December 4, 2020. The term loan facility bears interest at one-month LIBOR plus 8% per annum (with a 1% floor on LIBOR Rate). The interest rate for PIK interest on the term loan (as defined in the credit agreement) is (A) if Liquidity is greater than $50,000, 4.5% or (B) if Liquidity is less than $50,000, 6%. The term loan maturity date is December 4, 2023. The term loan facility is subject to the same representations, affirmative and negative covenants and financial covenants.
A reconciliation of the outstanding principal to the carrying amount of the term loan facility is as follows:

	December 31,
	2022	2021
Outstanding principal	$50,000	$50,000
PIK	3,785	1,664
Debt discount	(5,728)	(11,003)
Total carrying amount	$48,057	$40,661

Total amortization expense related to the term loan facility discount was $5,275 and $2,701 for the years ended December 31, 2022 and 2021, respectively. Amortization of debt issuance costs is shown within interest expense and other fees on the consolidated statements of operations and comprehensive (loss) income.

On March 14, 2022, the Company entered into the thirteenth amendment to the credit agreement to amend the number of times the Company can cure a default with respect to compliance with the total advance rate covenant from two to five.

On May 9, 2022, the Company entered into the fourteenth amendment to the credit agreement, which amended the credit agreement for certain financial covenants including, the minimum Adjusted EBITDA thresholds, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate. In addition, the limitation on the number of times the Company can cure a breach of its Total Advance Rate covenant by depositing funds into a reserve bank account was eliminated.

As of December 31, 2022 and 2021, the Company was in compliance with the covenants set forth in the credit agreement.

On March 6, 2023, the Company entered into the fifteenth amendment to the credit agreement. As part of the amendment, the maturity date of the revolving loan facility and the term loans was extended to June 4, 2025 and the commitments under the revolving loan facility were reduced to $75,000 from $125,000. Additionally, the benchmark rate underlying the annual interest rate on both the revolving loan facility and the term loans was changed from LIBOR to SOFR, subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10% in each case. The spread above the benchmark rate on the revolving facility was increased to 8.5% from 7.5% while the spread above the benchmark rate on the term loans remained at 8%.

In connection with the amendment to the Credit Facility, we repaid $25,000 of outstanding principal amount of the term loan and issued a warrant to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 and a Change of Control. In addition, under the terms of the credit agreement, we may be required to grant an additional 2,000,000 shares of common stock at the same exercise price under the warrant agreement if any amount of the principal balance of the term loan portion of the Credit Facility remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company, (iii) an Event of Default occurs under the Credit Facility prior to December 5, 2023. Such shares will become vested upon the first to occur of (i) three months after the grant date (ii) an Acquisition of the Company.

In addition, the fifteenth amendment also updated certain financial covenants, including the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate.
8.LEASES

Lessor Information— Refer to Note 2 of these consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. The majority of the Company’s customer agreements are considered operating leases.
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

The Company leases office space in Plano, TX and New York, NY under operating leases with a non-cancelable lease term which end in August 2023 and June 2025, respectively. Lease expenses are included in general and administrative expenses on the consolidated statement of operations and comprehensive (loss) income. The following is a schedule of future minimum lease payments required under the non-cancelable leases as of December 31, 2022, reconciled to the present value of operating lease liabilities:

Years Ending December 31,
2023	$456
2024	334
2025	170
Thereafter	—
Total future minimum lease payments	$960
Less: Interest	(133)
Total present value of lease liabilities	$827
Lease Liabilities—Lease liabilities as of December 31, 2022, consists of the following:

Current portion of lease liabilities	$382
Long-term lease liabilities, net of current portion	445
Total lease liabilities	$827

Rent expense for operating leases for the years ended December 31, 2022 and 2021 were $532 and $569, respectively. Rent expense is recorded and included in general and administrative expenses on the consolidated statement of operations and comprehensive (loss) income. As of December 31, 2022, the Company had a weighted average remaining lease term of 2.2 years and a weighted average discount rate of 9.25%.
9.STOCK-BASED COMPENSATION
The Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Equity Incentive Plan, (the “2021 Plan”).
2014 Plan
In accordance with the 2014 Plan, the board of directors of Legacy Katapult could grant equity awards to officers, employees, directors and consultants for common stock. There were no stock options granted to non-employees during 2022 and 2021. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years depending upon the grantee. Upon consummation of the prior year Merger, no additional equity awards are being granted under the 2014 Plan. No awards have been granted under the 2014 Plan since October 2020.
Stock Options
A summary of the status of the stock options under the 2014 Plan as of December 31, 2022, and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	8,371,097	$0.29	7.33	25,773
Granted	—	—
Exercised	(295,203)	0.23
Forfeited/Expired	(4,510)	0.85
Balance - December 31, 2022	8,071,384	$0.30	6.32	5,479
Exercisable - December 31, 2022	8,063,747	$0.29	6.32	5,479
Unvested - December 31, 2022	7,637	$3.50	7.79	—
The total intrinsic value of stock options exercised during the year ended December 31, 2022 and 2021 was $216 and $6,642, respectively.
As of December 31, 2022, total compensation cost not yet recognized related to unvested stock options was $18, which is expected to be recognized over a period of 1.46 years.
2021 Plan
On June 9, 2021, the 2021 Plan, which was previously approved by the FinServ board of directors and FinServ stockholders in connection with the Merger, became effective.
In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards ("RSA"), restricted stock unit awards ("RSU") and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based and/or performance-based vesting conditions. Awards granted under the 2021 Plan generally vest over one to four years depending upon the grantee.
Stock Options
A summary of the status of the stock options under the 2021 Plan as of December 31, 2022, and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	346,603	$10.45	9.5	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance - December 31, 2022	346,603	$10.45	8.5	$—
Exercisable - December 31, 2022	180,522	10.45	8.5	$—
Unvested - December 31, 2022	166,081	$10.45	8.5	$—
As of December 31, 2022, total compensation cost not yet recognized related to unvested stock options was $1,003, which is expected to be recognized over a period of 1.88 years.
No stock options were granted under the 2021 Plan during the year ended December 31, 2022.
Stock Options Valuation—The weighted-average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
Exercise price	$—	$10.45
Risk-free interest rate	—%	1.02%
Expected term (in years)	—	5.78
Expected volatility	—%	66.90%
Expected dividend yield	0%	0%
Restricted stock Units
RSUs are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSU's are measured based on the fair value of the Company's common stock on the date of grant.
A summary of the status of RSU's under the 2021 Plan as of December 31, 2022, and changes during the year then ended is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	2,115,162	$6.10
Granted	5,957,968	1.78
Vested	(946,091)	5.96
Forfeited	(985,925)	3.30
Outstanding - December 31, 2022	6,141,114	$2.38
Stock-Based Compensation Expense—Stock-based compensation expense was $6,439 and $13,020 for the years ended December 31, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation costs on the consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2022, there was approximately $11,493 of unrecognized compensation costs related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.41 years. The total fair value of vested RSUs as of their respective vesting dates were $1,409.

Shares Available For Future Issuance—At December 31, 2022, there were 1,728,256 shares available for issuance by the Company under the 2021 Plan.
10.INCOME TAXES

The Company recorded a federal income tax loss fully related to its U.S.-based jurisdictions for the years ended December 31, 2022 and 2021, respectively, and since it maintains a full valuation allowance on all of its deferred tax assets, the Company recorded no federal provision for income tax or benefit during the years ended December 31, 2022 and 2021, respectively. The benefit for income taxes during the year ended December 31, 2022, relates primarily to reductions in certain state income tax obligations. The provision for income taxes for the year ended December 31, 2021 relates primarily to state income taxes.
A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	7.2%	(6.3%)
Change in valuation allowance	(29.6%)	22.9%
Warrant remeasurement	3.6%	(35.3%)
Transaction costs	—%	(5.2%)
Nondeductible officer compensation	—%	20.9%
Stock compensation	(2.3%)	(17.3%)
Other, net	0.3%	1.8%
Effective tax rate	0.2%	2.5%

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Accruals and reserves	$639	$1,950
Federal, state and local net operating loss carryforwards	32,594	28,780
Section 163(j) interest carryforward	4,730	—
Lease liabilities	209	—
Stock compensation	1,172	776
Total deferred tax asset before valuation allowance	39,344	31,506
Valuation allowance	(30,561)	(19,325)
Deferred tax asset - net of valuation allowance	8,783	12,181
Deferred tax (liabilities):
Right-of-use assets	(195)	—
Depreciation & amortization	(8,588)	(12,181)
Total deferred tax (liabilities)	(8,783)	(12,181)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2022 and 2021, the Company had a U.S. federal net operating loss carryforward of $134,100 and $119,200, respectively. As of December 31, 2022 and 2021, the Company has state net operating loss (“NOL”) carryforwards of $86,000 and $71,900, respectively. Of the $134,100 of Federal NOL carryforwards, $35,700 begins to expire in 2032 and $98,400 may be carried forward indefinitely. The state net operating loss carryforwards begin to expire in 2023.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022 and 2021, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2022 and 2021.
Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, or potentially significantly deferred compared to such ability in the absence of an "ownership change", which could potentially result in increased future tax liability to the Company.
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
The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022 and 2021 the Company has not recorded any uncertain tax positions in our consolidated financial statements.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive (loss) income. As of December 31, 2022 and 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2019, to the present. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.
11.NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of net (loss) income per common share:

	Year Ended December 31,
	2022	2021
Net (loss) income per share
Numerator
Net (loss) income	$(37,871)	$21,206

Denominator
Denominator for basic net (loss) income per weighted average common shares	98,241,965	68,502,092
Effect of dilutive securities
Warrants	—	2,805,302
Unvested RSUs	—	265,692
Stock options	—	9,000,132
Denominator for diluted net (loss) income per weighted average common shares	98,241,965	80,573,218

Net (loss) income per common share
Basic	$(0.39)	$0.31
Diluted	$(0.39)	$0.26
The Company’s potentially dilutive securities, which include unvested RSUs, stock options to purchase common stock and warrants to purchase common stock, have been excluded from the computation of diluted net (loss) income per share for certain periods, as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net (loss) income per share is the same in periods of a net loss. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Public warrants	12,500,000	12,500,000
Private warrants	332,500	332,500
Options to purchase common stock	8,417,987	346,603
Unvested restricted stock units	6,141,114	—
Total common stock equivalents	27,391,601	13,179,103
12.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any material indemnification or other claims, except as discussed below and has not accrued any material liabilities related to such obligations in the consolidated financial statements as of December 31, 2022 and 2021.
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

On July 29, 2021, the court entered a Preliminary Conference Order, which was subsequently amended on September 13, 2021, October 25, 2021, and June 27, 2022. Pursuant to the October 25, 2021 scheduling order, fact discovery was completed on June 24, 2022. On August 8, 2022, DCA filed its Note of Issue, stating that its damages demand is $18,394, plus attorneys’ fees and costs. On September 12, 2022, DCA filed a motion seeking summary judgment as to both of its claims, and on September 13, 2022, the Company filed a motion seeking summary judgment as to DCA’s first cause of action. The parties filed opposition briefs on October 7, 2022. Reply briefs have been filed and the matter is in mediation.

Shareholder Litigation

On August 27, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Katapult Holdings, Inc., two officers of FinServ, one of whom is a current Company director, and two officers of Legacy Katapult, both of whom are current Company officers. The lawsuit is captioned McIntosh v. Katapult Holdings, Inc., et al. On May 26, 2022, the Court appointed a lead plaintiff, who, on July 29, 2022, filed an amended complaint in the action. The amended complaint asserts violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, and seeks an unspecified amount of damages on behalf of persons and entities that (a) beneficially owned and/or held FinServ common stock as of the close of business on May 11, 2021 and were eligible to vote at FinServ’s June 7, 2021 special meeting (the “FinServ Putative Class”); or (b) purchased or otherwise acquired Katapult securities between June 15, 2021 and August 9, 2021, inclusive (the “Katapult Putative Class”). The amended complaint alleges that certain defendants misled the FinServ Putative Class by failing to disclose that prime lenders could and would reach down the credit waterfall and take Katapult’s customers. The amended complaint further alleges that certain defendants misled the Katapult Putative Class by providing materially false and misleading financial guidance. The Company and the other defendants filed amended complaints on November 4, 2022.On January 9, 2023 the Company filed a motion to dismiss and is awaiting plaintiff's response. The Company and the other defendants intend to vigorously defend against the claims in this action.
The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at December 31, 2022.
13.FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of its warrant liability, RLOC, and term loan facility.
The estimated fair value of the Company’s RLOC, and term loan facility were as follows:

	December 31, 2022			December 31, 2021
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
Revolving line of credit	$57,998	$57,639	$58,708	$61,958	$61,238	$70,688
Term loan	53,785	48,057	56,828	51,664	40,661	58,143
	$111,783	$105,696	$115,536	$113,622	$101,899	$128,831
The estimated fair values of the Company’s RLOC, and term loan facility were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.
There were no assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively. Liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability - Public & Private Warrants	$902	$875	$—	$27
Total Other Liabilities	$902	$875	$—	$27

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability - Public & Private Warrants	$7,341	$7,125	$—	$216
Total Other Liabilities	$7,341	$7,125	$—	$216
Term Loan Warrants
Term Loan Warrants classified as Level 3 liabilities were valued using the probability weighted average of their value if a SPAC transaction occurred and their value if a SPAC transaction did not occur. The value under the SPAC transaction scenario utilized the current value method, which estimated the total equity value of the Company. The value under the no-SPAC scenario was calculated using the Black-Scholes model.
During the year ended December 31, 2022, there were no transfers between Level 1 and Level 2, nor into and out of Level 3.
The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value on a recurring basis:

Warrant Liability
Balance as of December 31, 2021	$7,341
Changes in fair value	(6,439)
Balance as of December 31, 2022	$902

	Term Loan Warrant	Warrant Liability
Balance as of December 31, 2020	$12,744	$—
Exercised	(13,102)	—
Assumed from Merger	—	44,272
Changes in fair value	358	(36,931)
Balance as of December 31, 2021	$—	$7,341
14.SUBSEQUENT EVENTS
The Company evaluated subsequent events from December 31, 2022, the date of these consolidated financial statements, through March 9, 2023, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these consolidated financial statements.

Delaware Petition

The Company filed a petition on February 10, 2023 in the Delaware Court of Chancery (the “Court of Chancery”) under 8 Del. C. §205, or Section 205 of the Delaware General Corporation Law (the “Petition”) in order to resolve potential uncertainty with respect to the validity of the Company's certificate of incorporation and the Company’s capitalization resulting from a recent Court of Chancery ruling. The Court of Chancery set a hearing date for February 27, 2023.

On February 27, 2023, the hearing took place and the Court of Chancery approved the Company’s request for relief. The Court of Chancery then entered an order under 8 Del. C. §205 on February 27, 2023 (1) declaring the Company’s current certificate of incorporation (the “Current Certificate of Incorporation”), including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on June 9, 2021, and all amendments effected thereby and (2) ordering that the Company’s securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Current Certificate of Incorporation are validated and declared effective, each as of the original issuance dates.

Credit Facility Amendment

On March 6, 2023, the Company entered into the fifteenth amendment to the credit agreement. As part of the amendment, the maturity date of the revolving loan facility and the term loans was extended to June 4, 2025 and the commitments under the revolving loan facility were reduced to $75,000 from $125,000. Additionally, the benchmark rate underlying the annual interest rate on both the revolving loan facility and the term loans was changed from LIBOR to SOFR, subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10% in each case. The spread above the benchmark rate on the revolving facility was increased to 8.5% from 7.5% while the spread above the benchmark rate on the term loans remained at 8%.

In connection with the amendment to the Credit Facility, we repaid $25,000 of outstanding principal amount of the term loan and issued a warrant to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 and a Change of Control. In addition under the terms of the credit agreement,we may be required to grant an additional 2,000,000 shares of common stock at the same exercise price under the warrant agreement if any amount of the principal balance of the term loan portion of the Credit Facility remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company or (iii) an Event of Default occurs under the Credit Facility prior to December 5, 2023. Such shares will become vested upon the first to occur of (i) three months after the grant date and (ii) an Acquisition of the Company, and (iii) the term loan has not been fully repaid by December 5, 2023.

In addition the fifteenth amendment also updated certain financial covenants including, the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, due to the existence of two outstanding material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of December 31, 2022 and 2021 and for the years in the two-year period ended December 31, 2022, and which are still being remediated.

Management’s Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2022, due to the existence of material weaknesses. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the audit of our financial statements as of December 31, 2022 and for the years in the two-year period ended December 31, 2022, our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in aggregate constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

The material weaknesses relate to (1) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate and (2) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with U.S. GAAP before the entries are manually posted. These material weaknesses were first identified in connection with the audit of our financial statements for the fiscal year ended December 31, 2018 and have not yet been remediated.

Remediation Efforts to Address Material Weaknesses

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

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

As part of continued remediation efforts, the Company hired Nancy Walsh as Chief Financial Officer. Ms. Walsh has extensive experience in leading the financial organization of publicly traded entities and maintaining an effective internal control environment. In addition, we continue to make progress with our external advisors on our COSO Integrated Control Framework and developing our internal control environment.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting
Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Credit Facility Amendment

On March 6, 2023, the Company entered into the fifteenth amendment to the credit agreement. As part of the amendment, the maturity date of the revolving loan facility and the term loans was extended to June 4, 2025 and the commitments under the revolving loan facility were reduced to $75,000 from $125,000. Additionally, the benchmark rate underlying the annual interest rate on both the revolving loan facility and the term loans was changed from LIBOR to SOFR, subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10% in each case. The spread above the benchmark rate on the revolving facility was increased to 8.5% from 7.5% while the spread above the benchmark rate on the term loans remained at 8%.

In connection with the amendment to the Credit Facility, we repaid $25,000 of outstanding principal amount of the term loan and issued warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 and a Change of Control. In addition, under the terms of the credit agreement, we may be required to grant an additional 2,000,000 shares of common stock at the same exercise price under the warrant agreement if any amount of the principal balance of the term loan portion of the Credit Facility remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company or (iii) an Event of Default occurs under the Credit Facility prior to December 5, 2023. Such shares will become vested upon the first to occur of (i) three months after the grant date and (ii) an Acquisition of the Company, and (iii) the term loan has not been fully repaid by December 5, 2023.

In addition the fifteenth amendment also updated certain financial covenants including, the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

4.4	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).
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

10.7#
Amended and Restated Employment Agreement, by and between the Company and Chandra Chopra dated as of September 3, 2021 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.8#
Amended and Restated Employment Agreement, by and between the Katapult Holdings, Inc. and Fangqui Sun dated as of September 3, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.9#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the SEC on June 15, 2021).
10.10#	Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).
10.11#
Forms of Stock Option Grant Notice and Stock Option Agreement under the Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).

10.12#
Form of Executive Officer Restricted Stock Unit Grant Notice and Unit Award Agreement under the Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.13#
Form of Non-Employee Director Restricted Stock Unit Grant Notice (Initial Award) under the Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.14#*	Form of Non-Employee Director Restricted Stock Unit Grant Notice (Annual Award) under the Katapult Holdings, Inc. 2021 Equity Incentive Plan.
10.15#
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.16#	Cognical, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).
10.17#
Forms of Stock Option Grant Notice and Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).

10.18#*	Non-Employee Director Compensation Policy, as amended as of January 6, 2023.
10.19#
Non-Employee Directors Deferred Compensation Plan, effective March 31, 2022 (incorporated by reference to Exhibit 10.22 to the Company's Post Effective Amendment No. 1 to the S-1, filed with the SEC on April 6, 2022).

10.20#*	Separation Agreement, by and between Katapult Holdings, Inc. and Karissa Cupito dated as of December 12, 2022.
10.21#
Offer Letter by and between Katapult Holdings, Inc. and Nancy Walsh dated as of November 15, 2022 and exhibits thereto (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on November 17, 2022).

10.22#
Employment Agreement by and between Katapult Holdings, Inc. and Nancy Walsh dated as of February 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on March 1, 2023).

10.23
Loan and Security Agreement, dated as of May 14, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.24
First Amendment to Loan and Security Agreement, dated as of June 14, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.25
Second Amendment to Loan and Security Agreement, dated as of November 8, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., and Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.26
Third Amendment to Loan and Security Agreement, dated as of November 20, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.27
Fourth Amendment to Loan and Security Agreement, dated as of December 16, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.28
Fifth Amendment to Loan and Security Agreement, dated as of March 31, 2020, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.29
Sixth Amendment to Loan and Security Agreement, dated April 29, 2020, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.30
Seventh Amendment to Loan and Security Agreement, dated as of May 6, 2020, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.31
Eighth Amendment to Loan and Security Agreement, dated as of September 28, 2020, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.32
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

10.33
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

10.34
Eleventh Amendment and Joinder to Loan and Security Agreement and Consent, dated as of July 1, 2021, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.35
Twelfth Amendment to Loan and Security Agreement, dated as of December 15, 2021, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Katapult Holdings, Inc. filed with the SEC on December 17, 2021).

10.36
Thirteenth Amendment to Loan and Security Agreement, dated as of March 14, 2022, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.37
Fourteenth Amendment to Loan and Security Agreement, dated as of May 9, 2022, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q, filed with the SEC on May 10, 2022).

10.38†*
Fifteenth Amendment to Loan and Security Agreement, dated as of March 6, 2023, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto.

10.39*	Warrant to Purchase Stock, dated as of March 6, 2023, issued by Katapult Holdings, Inc., to Midtown Madison Management LLC as holder.

10.40*	Revolving Note, dated as of March 6, 2023, issued by Katapult SPV-1 LLC to Midtown Madison Management LLC.
10.41*	Amended and Restated Revolving Note, dated as of March 6, 2023, issued by Katapult SPV-1 LLC to Midtown Madison Management LLC as holder.
10.42
Pledge Agreement, dated as of May 14, 2019, by and between Cognical, Inc. and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.43
Indemnity Guaranty, dated as of May 14, 2019, by and among Cognical, Inc., Cognical Holdings, Inc. and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.44
Corporate Guaranty and Security Agreement, dated as of December 4, 2020, by and among Katapult Group, Inc., Katapult Holdings, Inc. and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

21.1	Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of Katapult Holdings, Inc. filed with the SEC on June 30, 2021).
23.1*	Consent of Deloitte & Touche LLP.
24.1*	Power of Attorney (included in the signature page hereof).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

*    Filed herewith.

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

#    Indicates management contract or compensatory plan or arrangement.

† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2023.

KATAPULT HOLDINGS, INC.

By:	/s/ ORLANDO ZAYAS
Orlando Zayas
Chief Executive Officer (Principal Executive Officer)

/s/ NANCY WALSH
Nancy Walsh
Chief Financial Officer (Principal Financial Officer)

/s/ CHRISTOPHER TOWERS
Christopher Towers
Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Katapult Holdings, Inc., a Delaware corporation (“Company”), and the undersigned Directors and Officers of Katapult Holdings, Inc. hereby constitute and appoint Orlando Zayas and Nancy Walsh as the Company’s or such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for the Company or such Director or Officer and in the Company’s or such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the Company or such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HIRSCH Brian Hirsch	Chairman of the Board and Director	March 9, 2023

/s/ ORLANDO ZAYAS Orlando Zayas	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023

/s/ NANCY WALSH Nancy Walsh	Chief Financial Officer (Principal Financial Officer)	March 9, 2023

/s/ CHRISTOPHER TOWERS Christopher Towers	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2023

/s/ LEE EINBINDER Lee Einbinder	Director	March 9, 2023

/s/ DON GAYHARDT Don Gayhardt	Director	March 9, 2023

/s/ CHRIS MASTO Chris Masto	Director	March 9, 2023

/s/ BRUCE TARAGIN Bruce Taragin	Director	March 9, 2023

/s/ JOYCE PHILLIPS Joyce Phillips	Director	March 9, 2023

/s/ JANE J. THOMPSON Jane J. Thompson	Director	March 9, 2023