Form 10-Q
period 2023-03-31
Katapult Holdings, Inc.
filed 2023-05-11
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of May 8, 2023 was 99,561,148.

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
•customer adoption and continued growth of our mobile app featuring Katapult Pay;
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
•the impact of unstable market and economic conditions such as rising inflation and interest rates;
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
•impacts from new U.S. federal income tax laws;

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.katapultholdings.com), our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference and do not intend it to be an active link to our website

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$40,552	$65,430
Restricted cash	4,397	4,411
Property held for lease, net of accumulated depreciation and impairment (Note 3)	52,801	50,278
Prepaid expenses and other current assets	5,737	8,515
Total current assets	103,487	128,634
Property and equipment, net (Note 4)	514	557
Security deposits	91	91
Capitalized software and intangible assets, net (Note 5)	1,994	1,847
Right-of-use assets (Note 8)	674	772
Total assets	$106,760	$131,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,516	$1,264
Accrued liabilities (Note 6)	14,040	14,532
Term loan (Note 7)	—	25,000
Unearned revenue	2,002	1,552
Lease liabilities (Note 8)	343	382
Total current liabilities	17,901	42,730
Revolving line of credit (Note 7)	60,905	57,639
Term loan, non-current (Note 7)	22,811	23,057
Other liabilities	770	902
Lease liabilities, non-current (Note 8)	372	445
Total liabilities	102,759	124,773
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value-- 250,000,000 shares authorized; 99,561,148 and 98,585,563 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	89,781	83,794
Accumulated deficit	(85,790)	(76,676)
Total stockholders' equity	4,001	7,128
Total liabilities and stockholders' equity	$106,760	$131,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Rental revenue	$54,724	$58,903
Other revenue	952	974
Total revenue	55,676	59,877
Cost of revenue	42,173	48,113
Gross profit	13,503	11,764
Operating expenses:
Servicing costs	990	1,207
Underwriting fees	468	488
Professional and consulting fees	2,655	3,288
Technology and data analytics	1,665	2,410
Compensation costs	7,057	5,377
General and administrative	2,934	3,805
Total operating expenses	15,769	16,575
Loss from operations	(2,266)	(4,811)
Loss on partial extinguishment of debt	(2,391)	—
Interest expense and other fees	(5,189)	(4,282)
Interest income	620	—
Change in fair value of warrant liability	132	3,089
Loss before provision for income taxes	(9,094)	(6,004)
Provision for income taxes	20	35
Net loss	$(9,114)	$(6,039)
Net loss per share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)
Weighted average shares used in computing net loss per share:
Basic	99,328,542	97,873,452
Diluted	99,328,542	97,873,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2022	98,585,563	$10	$83,794	$(76,676)	$7,128
Issuance of warrants in connection with Credit Agreement amendment	—	—	4,060	—	4,060
Vesting of restricted stock units	1,251,503	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(275,918)	—	(163)	—	(163)
Stock-based compensation expense	—	—	2,090	—	2,090
Net loss	—	—	—	(9,114)	(9,114)
Balances at March 31, 2023	99,561,148	$10	$89,781	$(85,790)	$4,001

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2021	97,574,171	$10	$77,632	$(36,843)	$40,799
Impact of ASC 842 adoption	—	—	—	(1,962)	(1,962)
Stock options exercised	275,435	—	60	—	60
Vesting of restricted stock units	378,425	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(102,019)	—	(195)	—	(195)
Stock-based compensation expense	—	—	1,089	—	1,089
Net loss	—	—	—	(6,039)	(6,039)
Balances at March 31, 2022	98,126,012	$10	$78,586	$(44,844)	$33,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,114)	$(6,039)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,012	32,740
Net book value of property buyouts	6,452	10,020
Impairment expense	5,223	3,224
Change in fair value of warrant liability	(132)	(3,089)
Stock-based compensation	2,090	1,089
Loss on partial extinguishment of debt	2,391	—
Amortization of debt discount	1,093	1,018
Amortization of debt issuance costs, net	81	91
Accrued PIK interest	530	388
Amortization of right-of-use assets	98	89
Change in operating assets and liabilities:
Property held for lease	(43,013)	(36,398)
Prepaid expenses and other current assets	2,778	1,849
Accounts payable	252	401
Accrued liabilities	(985)	(1,444)
Lease liabilities	(112)	(99)
Unearned revenues	450	(99)
Net cash (used in) provided by operating activities	(2,906)	3,741
Cash flows from investing activities:
Purchases of property and equipment	(4)	(139)
Additions to capitalized software	(297)	(472)
Net cash used in investing activities	(301)	(611)
Cash flows from financing activities:
Proceeds from revolving line of credit	4,350	—
Principal repayments on revolving line of credit	(872)	(13,224)
Principal repayment on term loan	(25,000)	—
Repurchases of restricted stock	(163)	(195)
Proceeds from exercise of stock options	—	60
Net cash used in financing activities	(21,685)	(13,359)
Net decrease in cash, cash equivalents and restricted cash	(24,892)	(10,229)
Cash, cash equivalents and restricted cash at beginning of period	69,841	96,431
Cash, cash equivalents and restricted cash at end of period	$44,949	$86,202

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,459	$2,588
Cash paid for income taxes	$2	$—
Debt issuance costs included in accrued liabilities	$493	$—
Issuance of warrants to purchase common stock in connection with debt refinancing	$4,060	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,139
Cash paid for operating leases	$129	$126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business— Katapult Holdings, Inc. (“Katapult” or the “Company”), is an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for non-prime US consumers. Katapult’s fully-digital technology platform provides non-prime consumers with a flexible lease-purchase option to enable them to obtain durable goods from Katapult’s network of e-commerce retailers. Katapult's end-to-end technology platform provides seamless integration with merchants.

Subsidiaries— The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Katapult Intermediate Holdings, LLC (formerly known as Keys Merger Sub 2, LLC), Katapult Group, Inc. and Katapult SPV-1 LLC. which originates all of the Company’s leases.

Legacy Katapult was incorporated in Delaware in 2016 and changed its headquarters from New York, New York to Plano, Texas in December 2020. Katapult Group, Inc. was incorporated in the state of Delaware in 2012. Katapult SPV-1 LLC is a Delaware limited liability company formed in Delaware in 2019.
Basis of Presentation— The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these condensed consolidated financial statements.Certain prior period amounts of revenue have been reclassified for consistency with the current year presentation.
All intercompany balances and transactions have been eliminated in consolidation.

Correction of Prior Period Error

The Company corrected an immaterial error related to the amortization of debt discount in the three months ended March 31, 2022. The correction resulted in an increase of $481 in interest expense and other fees and a corresponding decrease to debt discount reflected in the term loan line item of the balance sheet which should have been recorded at March 31, 2022.

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates— The preparation of the condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the selection of useful lives of property and equipment, the selection of useful lives for property held for lease and the related depreciation method, determination of fair value of stock option grants, the fair value of warrants, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Cash and Cash Equivalents— As of March 31, 2023 and December 31, 2022, cash consists primarily of checking and savings deposits. The Company holds certain cash equivalents, which consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash— The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of March 31, 2023, December 31, 2022 and March 31, 2022 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.

The reconciliation of cash and restricted cash is as follows:

	March 31,	December 31,	March 31,
	2023	2022	2022
Cash and cash equivalents	$40,552	$65,430	$80,625
Restricted cash	4,397	4,411	5,577
Total cash, cash equivalents and restricted cash	$44,949	$69,841	$86,202

Property Held for Lease, Net of Accumulated Depreciation and Impairment— Property held for lease consists of furniture, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 7 months because the consumer either exercises the buyout (early purchase) options or terminates the lease purchase agreement prior to the end of the 10, 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the condensed consolidated balance sheets.

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

Capitalized Software— The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the Capitalized software and intangible assets, net line item of the condensed consolidated balance sheets.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
Amortization of capitalized software is included in general and administrative on the condensed consolidated statements of operations and comprehensive loss.

Debt Issuance Costs— Costs incurred in connection with the issuance of the Company’s revolving line of credit (“RLOC”) and Term Loan have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. The amortization of the Term Loan issuance costs utilizes the effective interest method, and the amortization of the RLOC debt issuance costs utilizes the straight-line method, which is not materially different compared to the effective interest method. The amortization of debt issuance costs is recorded and included in interest expense and other fees on the condensed consolidated statement of operations and comprehensive (loss) income.

Impairment of Long-Lived Assets— The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three months ended March 31, 2023 or 2022, respectively.

Rental Revenue— Property held for lease is leased to customers pursuant to lease purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10 to 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease term. Accordingly, lease-purchase agreements are accounted for as operating leases with lease revenues recognized in the period they are earned and cash is collected. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed for customer lease applications. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term. Revenues from leases are reported net of sales taxes.

Other Revenue— Other revenue consists primarily of asset sales revenue related to the sale of property held for lease. During the three months ended March 31, 2023, the Company continued to advance its strategy to focus on additional opportunities to generate revenue, which includes the sale of property held for lease to third parties. The sale of property held for lease is now considered recurring and ordinary in nature to the Company’s business. As such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of revenue, presented on a gross basis. Revenue from sales of property held for lease during the three months ended March 31, 2023 and 2022 were $952 and $974, respectively.

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

The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company remains in a cumulative tax loss position for the 36 months ended March 31, 2023, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of March 31, 2023 and December 31, 2022.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying condensed consolidated statement of operations and comprehensive (loss) income. As of March 31, 2023 and December 31, 2022, no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.

Net (Loss) Income Per Share– The Company calculates basic and diluted net (loss) income per share attributable to common stockholders using the two-class method required for companies with participating securities.

Under the two-class method, basic net (loss) income per share available to stockholders is calculated by dividing the net (loss) income available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders during the three months ended March 31, 2023 and 2022, respectively.

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

The Company’s financial instruments consist of accounts payable, accrued expenses, warrant liability, RLOC, and Term Loan. Accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The condensed consolidated financial statements also include fair value level 3 measurements of private common stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments. Refer to Note 13 for discussion of fair value measurements.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three months ended March 31, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of total revenue. As of December 31, 2022, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, adoption requires the use of a modified retrospective transition method to measure leases at the beginning of the earliest period presented in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-11 Leases, allowing companies to apply a transition method for adoption of the new standard as of the adoption date, with recognition of any cumulative effects as adjustments to the opening balance of retained earnings in the period of adoption. We have elected the transition method under ASU 2018-11 upon adoption of the new standard. The Company's lease-to-own agreements, which comprise the majority of our annual revenue, fall within the scope of ASU 2016-02 under lessor accounting. As a result, the Company recognizes revenue from customers when the revenue is earned and cash is collected. The Company no longer records accounts receivable arising from lease receivables due from customers incurred during the normal course of business for lease payments earned but not yet received from the customer or any corresponding allowance for doubtful accounts.

Under ASU 2016-02 lessees are required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset (“ROU”), which is an asset that represents the lessee’s right to control the use of an identified asset for the lease term, at the commencement date for all leases with a term greater than one year. As a lessee, the Company recognizes a ROU asset and lease liability for these operating lease contracts within the condensed consolidated balance sheet. As of January 1, 2022, the Company recorded $1,240 for lease liabilities and a $1,139 for ROU assets. The Company is also affected by the requirement under the new standard to determine whether impairment indicators exist for the ROU at the asset or asset group level. If impairment indicators exist, a recoverability test is performed to determine whether an impairment loss exists. In accordance with the transition guidance for the new standard the Company is required to determine if an impairment loss exists immediately prior to the date of adoption. The Company does not believe any impairment indicators exist as it relates to our operating leases. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities (“ASU 2020-05”), which defers the effective date of ASU 2016-02 for private entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the new standard on

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
January 1, 2022, in accordance with adoption dates provided by the FASB applicable to us under our emerging growth company status.

Recent Accounting Pronouncements Not Yet Adopted — The Company has reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact to its consolidated financial statements.
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT
Property held for lease, net of accumulated depreciation and impairment consists of the following:

	March 31,	December 31,
	2023	2022
Property held for lease	$178,050	$289,800
Less: accumulated depreciation and impairment	(125,249)	(239,522)
Property held for lease, net	$52,801	$50,278
Total depreciation expense related to property held for lease, net for the three months ended March 31, 2023 and 2022, was $28,815 and $32,618, respectively.
Net book value of property buyouts for the three months ended March 31, 2023 and 2022, was $6,452 and $10,020, respectively.
Total impairment charges related to property held for lease, net for the three months ended March 31, 2023 and 2022, was $5,223 and $3,224, respectively.
Depreciation expense, net book value of property buyouts and impairment charges are included within cost of revenue in the condensed consolidated statement of operations and comprehensive (loss) income.
Substantially all property held for lease, net is on-lease as of March 31, 2023 and December 31, 2022.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
	2023	2022
Computer, office and other equipment	$817	$813
Computer software	80	80
Furniture and fixtures	100	100
Leasehold improvements	252	252
	1,249	1,245
Less: accumulated depreciation	(735)	(688)
Property and equipment, net	$514	$557
Total depreciation expense related to property and equipment, net was $47 and $45 for the three months ended March 31, 2023 and 2022, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
5.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	March 31,	December 31,
	2023	2022
Capitalized software	$2,887	$2,591
Domain name	16	16
	2,903	2,607
Less: accumulated amortization	(909)	(760)
Capitalized software and intangible assets, net	$1,994	$1,847
Total amortization expense for capitalized software and intangible assets was $150 and $75 for the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net for the years ending December 31:

2023 (remaining nine months)	$582
2024	586
2025	190
2026	1
$1,359
As of March 31, 2023 and December 31, 2022, $619 and $398 of capitalized software was not yet placed in service, respectively.
6.OTHER ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	March 31,	December 31,
	2023	2022
Bonus accrual	$1,130	$2,376
Sales tax payable	5,666	5,582
Unfunded lease payable	3,424	4,159
Interest payable	99	118
Other accrued liabilities	3,721	2,297
Total accrued liabilities	$14,040	$14,532
7.DEBT

On May 14, 2019, the Company entered into a Loan and Security Agreement (as amended the “Credit Agreement”) with respect to the RLOC, which resulted in an initial commitment amount of $50,000, with the lenders having the right to increase to a maximum of $150,000 commitment over time. The RLOC is subject to certain covenants and originally had an 85% advance rate on eligible accounts receivable, which was increased to 90% during March 2020. The annual interest rate on the principal was LIBOR plus 7.5% per annum. There was a 2% floor on LIBOR. As of March 31, 2023, total borrowings outstanding on the RLOC were $61,476 less issuance costs of $571, netting to a total of $60,905. As of December 31, 2022, the total outstanding on the RLOC was $57,998 less issuance costs of $359, netting a total of $57,639. The issuance costs are amortized over the life of the RLOC and included in interest expense and other fees. On September 28, 2020, the lender exercised their right to increase the maximum commitment to a total of $125,000. On December 4, 2020, the Company entered into the ninth amendment to the Credit Agreement which provided the lenders with the right to increase the revolving commitment amount from $125,000 to $250,000. Pursuant to the ninth amendment to the Credit Agreement, the lenders also provided the Company with a senior secured term loan (the “Term Loan”) commitment of up

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
to $50,000. The Company drew down the full $50,000 of the Term Loan on December 4, 2020. The Term Loan bears interest at one-month LIBOR plus 8% per annum, (with a 1% floor on the LIBOR Rate). The interest rate for paid-in-kind (“PIK”) interest on the Term Loan (as defined in the Credit Agreement) is (A) if Liquidity is greater than $50,000, 4.5% or (B) if Liquidity is less than $50,000, 6%.

The RLOC and Term Loan are also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants.

The Credit Agreement also requires the Company to maintain the financial covenants with respect to Minimum Adjusted EBITDA (as defined in the Credit Agreement), Minimum Tangible Net Worth, Minimum Liquidity and compliance with the Total Advance Rate (as defined in the Credit Agreement).

On March 14, 2022, the Company entered into the 13th amendment to the Credit Agreement to amend the number of times the Company can cure a default with respect to compliance with the total advance rate covenant from two to five.

On May 9, 2022, the Company entered into the 14th amendment to the Credit Agreement, which amended the Credit Agreement for certain financial covenants including, the minimum Adjusted EBITDA thresholds, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate. In addition, the limitation on the number of times the Company can cure a breach of its Total Advance Rate covenant by depositing funds into a reserve bank account was eliminated.

On March 6, 2023, the Company entered into the 15th amendment to the Credit Agreement. As part of the amendment, the maturity date of the RLOC and the Term Loan was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The spread above the benchmark rate on the RLOC was increased to 8.5% from 7.5%, while the spread above the benchmark rate on the Term Loan remained at 8%. Additionally, effective April 1, 2023, the benchmark rate underlying the annual interest rate on both the RLOC and the Term Loan was changed from the one month LIBOR rate to one month term SOFR rate.

In connection with the 15th amendment to the Credit Agreement, the Company repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 2,000,000 shares of the Company common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 or a Change of Control. In addition, under the terms of the Credit Agreement, the Company may be required to grant an additional 2,000,000 shares of common stock at the same exercise price under the warrant agreement if any amount of the principal balance of the Term Loan remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company, and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. If issued, such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company. In conjunction with the 15th amendment to the Credit Agreement, the Company incurred a loss on partial extinguishment of debt of $2,391 for the three months ended March 31, 2023. The loss on partial extinguishment of debt is attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $25,000 of outstanding principal on the Term Loan.

In addition, the 15th amendment also updated certain financial covenants, including the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants.

A reconciliation of the outstanding principal to the carrying amount of the Term Loan is as follows:

	March 31,	December 31,
	2023	2022
Outstanding principal	$25,000	$50,000
PIK	4,315	3,785
Debt discount	(6,504)	(5,728)
Total carrying amount	$22,811	$48,057
Total amortization expense related to the Term Loan discount was $1,093 and $1,018 for the three months ended March 31, 2023 and 2022, respectively. Amortization of debt issuance costs is shown within interest expense and other fees on the condensed consolidated statements of operations and comprehensive loss.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
8.LEASES
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

The Company leases office space in Plano, TX and New York, NY under operating leases with a non-cancelable lease term which end in August 2023 and June 2025, respectively. Lease expenses are included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income. The following is a schedule of future minimum lease payments required under the non-cancelable leases as of March 31, 2023, reconciled to the present value of operating lease liabilities:

Years Ending December 31,
2023 (remaining 9 months)	$327
2024	334
2025	170
Total future minimum lease payments	$831
Less: Interest	(116)
Total present value of lease liabilities	$715
Lease Liabilities— Lease liabilities as of March 31, 2023, consist of the following:

Current portion of lease liabilities	$343
Long-term lease liabilities, net of current portion	372
Total lease liabilities	$715
Rent expense for operating leases for the three months ended March 31, 2023 and 2022 were $134 and $135, respectively. As of March 31, 2023, the Company had a weighted average remaining lease term of 2.07 years and a weighted average discount rate of 9.25%.
9.STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

2014 Plan

In accordance with the 2014 Plan, the board of directors of Legacy Katapult could grant equity awards to officers, employees, directors and consultants for common stock. There were no stock options or other equity awards granted to non-employees during 2023 and 2022. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years. No new equity awards are being granted under the 2014 Plan. No awards have been granted under the 2014 Plan since October 2020.

Stock Options

A summary of the status of the stock options under the 2014 Plan as of March 31, 2023, and changes during the three months then ended is presented below:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	8,071,384	$0.30	6.32	$5,479
Granted	—	—
Exercised	—	—
Forfeited	(3,905)	3.50
Balance - March 31, 2023	8,067,479	0.30	6.08	$1,605
Exercisable - March 31, 2023	8,065,212	0.29	6.08	$1,605
Unvested - March 31, 2023	2,267	3.50	7.54	$—
No stock options were exercised during the three months ended March 31, 2023. The total intrinsic value of stock options exercised during the three months ended March 31, 2022 was $602.
As of March 31, 2023, total compensation cost not yet recognized related to unvested stock options was $10, which is expected to be recognized over a period of 1.13 years.
2021 Plan

On June 9, 2021, the 2021 Plan, which was approved by the board of directors and stockholders, became effective.

In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSA”), restricted stock unit awards (“RSU”) and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based and/or performance-based vesting conditions. Awards granted under the 2021 Plan generally vest over one to four years depending upon the grantee.

Stock Options

A summary of the status of the stock options under the 2021 Plan as of March 31, 2023, and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	346,603	$10.45	8.50	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance - March 31, 2023	346,603	10.45	8.25	$—
Exercisable - March 31, 2023	202,185	10.45	8.25	$—
Unvested - March 31, 2023	144,418	$10.45	8.25	$—
As of March 31, 2023, total compensation cost not yet recognized related to unvested stock options was $869, which is expected to be recognized over a period of 1.63 years.
No stock options were granted under the 2021 Plan during the three months ended March 31, 2023.

Restricted Stock Units

Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

A summary of the status of the RSUs under the 2021 Plan as of March 31, 2023, and changes during the three months then ended is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	6,141,114	$2.38
Granted	466,610	0.98
Vested	(1,251,503)	2.29
Forfeited	(508,812)	2.34
Outstanding - March 31, 2023	4,847,409	$2.29

Stock-Based Compensation Expense— Stock-based compensation expense was $2,090 and $1,089 for three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense is included in compensation costs.

As of March 31, 2023, there was approximately $9,174 of unrecognized compensation costs related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.33 years. The total fair value of vested RSUs as of their respective vesting dates were $576.
10.INCOME TAXES
For the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $20 and $35, respectively. The provisions for the three months ended March 31, 2023 and 2022 relates predominately to state income taxes due to the Company’s estimated taxable income for the year. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed. The Company’s effective tax rate for the three month period ended March 31, 2023 and 2022 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.
As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $134,100 that will begin to expire in 2032 and includes $98,400 that have an unlimited carryforward period. As of December 31, 2022, the Company has U.S. state and local net operating loss carryforwards of $86,000 that will begin to expire in 2023.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended March 31, 2023, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of March 31, 2023 and December 31, 2022. It is possible that the Company will achieve profitability to enable the release of some or all of its valuation allowance in the future.
11.NET LOSS PER SHARE
The following table sets forth the computation of net loss per common share:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net loss per share
Numerator
Net loss	$(9,114)	$(6,039)

Denominator
Denominator for basic net loss per weighted average common shares	99,328,542	97,873,452

Net loss per common share
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)
As discussed in Note 7, the Company issued a warrant to purchase up to 2,000,000 shares of the Company common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 or a Change of Control. In addition, under the terms of the Credit Agreement, the Company may be required to grant an additional 2,000,000 shares of common stock at the same exercise price under the warrant agreement if any amount of the principal balance of the Term Loan remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company, and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. If issued, such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company. The warrant was considered exercisable for 2,000,000 shares for little to no consideration and the shares are therefore included in basic shares outstanding at their issuance date. The additional 2,000,000 warrants were excluded as the contingency associated with their issuance has not been met.
The Company’s potentially dilutive securities, which include unvested RSUs, stock options to purchase common stock and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share for certain periods, as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same in periods of a net loss. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Public warrants	12,500,000	12,500,000
Private warrants	332,500	332,500
Stock options	8,414,082	8,442,265
Unvested restricted stock units	4,847,409	6,274,361
Issuance of common stock upon exercise of warrants	2,000,000	—
Total common stock equivalents	28,093,991	27,549,126
12.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2023 and December 31, 2022.

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

On May 24, 2021, the Company filed its answer to the complaint and also asserted counterclaims against DCA for breach of contract and for breach of the duty of good faith and fair dealing. In connection with its counterclaims, the Company is seeking damages in the amount of approximately $10,600, as well as attorneys’ fees and costs. The Company disputes the allegations in DCA’s complaint and intends to vigorously defend against the claims.

On July 29, 2021, the court entered a Preliminary Conference Order, which was subsequently amended on September 13, 2021, October 25, 2021, and June 27, 2022. Pursuant to the October 25, 2021 scheduling order, fact discovery was completed on June 24, 2022. On August 8, 2022, DCA filed its Note of Issue, stating that its damages demand is $18,394, plus attorneys’ fees and costs. On September 12, 2022, DCA filed a motion seeking summary judgment as to both of its claims, and on September 13, 2022, the Company filed a motion seeking summary judgment as to DCA’s first cause of action. The parties filed opposition briefs on October 7, 2022. This matter went to mediation in January 2023 and is still in process.

Shareholder Litigation

On August 27, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Katapult Holdings, Inc., two officers of FinServ, one of whom is a current Company director, and two officers of Legacy Katapult, both of whom are current Company officers. The lawsuit is captioned McIntosh v. Katapult Holdings, Inc., et al. On May 26, 2022, the Court appointed a lead plaintiff, who, on July 29, 2022, filed an amended complaint in the action. The amended complaint asserts violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, and seeks an unspecified amount of damages on behalf of persons and entities that (a) beneficially owned and/or held FinServ common stock as of the close of business on May 11, 2021 and were eligible to vote at FinServ’s June 7, 2021 special meeting (the “FinServ Putative Class”); or (b) purchased or otherwise acquired Katapult securities between June 15, 2021 and August 9, 2021, inclusive (the “Katapult Putative Class”). The amended complaint alleges that certain defendants misled the FinServ Putative Class by failing to disclose that prime lenders could and would reach down the credit waterfall and take Katapult’s customers. The amended complaint further alleges that certain defendants misled the Katapult Putative Class by providing materially false and misleading financial guidance. The Company and the other defendants filed amended complaints on November 4, 2022. On January 9, 2023, the Company filed a motion to dismiss. In March 2023 the Plaintiffs filed opposition briefs and the Company replied in April 2023. The Company is currently waiting for response from the Court. The Company and the other defendants intend to vigorously defend against the claims in this action.

The Company has not recorded any loss or gain contingencies associated with these matters as it is not probable or reasonably estimable at March 31, 2023.
13.FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of its warrant liability, RLOC, and Term Loan.

The estimated fair value of the Company’s RLOC and Term Loan were as follows:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)

	March 31, 2023			December 31, 2022
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
RLOC	$61,476	$60,905	$63,666	$57,998	$57,639	$58,708
Term Loan	29,315	22,811	32,613	53,785	48,057	56,828
	$90,791	$83,716	$96,279	$111,783	$105,696	$115,536

The estimated fair values of the Company’s RLOC, and Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

There were no assets measured at fair value on a recurring basis as of March 31, 2023 or December 31, 2022. Liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability - Public & Private Warrants	$770	$750	$—	$20
Total Other Liabilities	$770	$750	$—	$20

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability - Public & Private Warrants	$902	$875	$—	$27
Total Other Liabilities	$902	$875	$—	$27

During the three months ended March 31, 2023 and 2022, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2022	$902
Changes in fair value	(132)
Balance at March 31, 2023	$770

14.SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2023, the date of these condensed consolidated financial statements, through May 11, 2023, which represents the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. Except as disclosed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

On April 21, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the prior 30 consecutive business days, the closing bid price for the Company’s common stock, was below $1.00 per share, which is the minimum closing bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1). This Notice was a notice of deficiency, not delisting, and had no

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share amounts)
immediate effect on the listing of the Company’s Common Stock, and the Company’s Common Stock continues to trade on The Nasdaq Capital Market under the symbol “KPLT”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company”, or “Katapult” refer to Katapult Holdings, Inc and its subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included on our Annual Report on Form 10-K filed with the SEC on March 9, 2023. All dollar amounts are in thousands, unless otherwise specified.

Overview

We are a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime consumers. Through our point-of-sale (“POS”) integrations and innovative mobile app featuring Katapult Pay, consumers who may be unable to access traditional financing can shop a growing network of our merchants.

Key factors and trends impacting our business are as follows:

•Macroeconomic factors — Since the fourth quarter of 2021 and continuing throughout the three months ended March 31, 2023, our business has been impacted by a number of macroeconomic factors, including record levels of inflation combined with continued supply chain issues (including availability of raw materials from Russia and Ukraine), the banking crisis in March 2023, as well as fears of a global recession. These factors have led to an overall decline in consumer confidence and spending, which negatively impacted our total revenue during the three months ended March 31, 2023 when compared to the prior year period. In response to these trends and a deterioration in overall payment ability of our customers, we began tightening our underwriting in fourth quarter of 2021 and have continued throughout the three months ended March 31, 2023. During the three months ended March 31, 2023, our gross origination volume increased as compared to the prior year period. The increase in gross originations is predominately due to our mobile app Katapult PayTM., which we launched in the third quarter of 2022. We anticipate that the challenging macroeconomic environment will extend further into 2023. Management continues to monitor both potential positive and negative business trends relating to the broader macroeconomic environment, including the significant increase in inflation as well as a potential prolonged recession.

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

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned but are a leading indicator of potential revenue streams as a percentage of revenue is realized in the quarter in which the gross originations occurs and increases cumulatively over the following quarters, historically reaching approximately 70-75% of revenue realized within two quarters from when the originations occurred. We believe this is a useful operating metric for investors to use in assessing the volume of transactions that take place on our platform.

The following table presents gross originations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Gross Originations	$54,736	$46,676	$8,060	17.3%

Wayfair represented 51% and 58% of gross origination during the three months ended March 31, 2023 and 2022, respectively.

The increase in gross originations was predominately a result of higher wallet capture during tax season and our mobile app featuring Katapult PayTM., which we launched in the third quarter of 2022 as well as growth from our direct merchants. During the three months ended March 31, 2023, we generated approximately $5,669 of gross originations through Katapult PayTM.

Total Revenue
Total revenue represents the sum of rental revenue and other revenue. We adopted ASC 842 as of January 1, 2022 and as a result we record revenue when earned and cash is collected. In addition, we no longer record accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts.

	Three Months Ended March 31,
	2023	2022
Total revenue	$55,676	$59,877

Gross Profit

Gross profit represents total revenue less cost of revenue, and is a measure presented in accordance with U.S. GAAP. We also use adjusted gross profit as a key performance indicator to provide an understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted gross profit, which is a non-GAAP measure utilized by management, to gross profit.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrant liability, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, loss on partial extinguishment of debt and stock-based compensation expense. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net (loss) income.

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

Operating Expenses

Operating expenses consist of servicing costs, underwriting fees, professional and consulting fees, technology and data analytics expense, compensation costs and general and administrative expense. Servicing costs primarily consist of permanent and temporary call center support. Underwriting fees primarily consist of data costs related to inputs from customer underwriting models. Professional and consulting fees primarily consist of corporate legal and accounting costs. Technology and data analytics expense primarily consist of salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Compensation costs consist primarily of payroll and related costs and stock-based compensation. General and administrative expenses consist primarily of occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. We continue to create operational efficiencies as a result of headcount reductions and our continued operating expense reduction initiative.

Results of Operations

In this section, we discuss the results of our operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
The following tables are references for the discussion that follows.

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue
Rental revenue	$54,724	$58,903	$(4,179)	(7.1)%
Other revenue	952	974	(22)	(2.3)%
Total revenue	55,676	59,877	(4,201)	(7.0)%
Cost of revenue	42,173	48,113	(5,940)	(12.3)%
Gross profit	13,503	11,764	1,739	14.8%
Operating expenses:
Servicing costs	990	1,207	(217)	(18.0)%
Underwriting fees	468	488	(20)	(4.1)%
Professional and consulting fees	2,655	3,288	(633)	(19.3)%
Technology and data analytics	1,665	2,410	(745)	(30.9)%
Compensation costs	7,057	5,377	1,680	31.2%
General and administrative	2,934	3,805	(871)	(22.9)%
Total operating expenses	15,769	16,575	(806)	(4.9)%
Loss from operations	(2,266)	(4,811)	2,545	(52.9)%
Loss on partial extinguishment of debt	(2,391)	—	(2,391)	—%
Interest expense and other fees	(5,189)	(4,282)	(907)	21.2%
Interest income	620	—	620	—%
Change in fair value of warrant liability	132	3,089	(2,957)	100.0%
Loss before provision for income taxes	(9,094)	(6,004)	(3,090)	51.5%
Provision for income taxes	20	35	(15)	(42.9)%
Net loss	(9,114)	(6,039)	(3,075)	50.9%

Total revenue

Total revenue decreased by $4,201, or 7.0%, to $55,676 for the three months ended March 31, 2023, from $59,877 for the same period in 2022. The decrease in total revenue was predominately attributable to the decrease in gross cash collections. Write-offs as a percentage of total revenue was 8.4% and 6.3% during the three months ended March 31, 2023 and 2022, respectively.

Cost of revenue

Cost of revenue decreased $5,940, or 12.3%, to $42,173 for the three months ended March 31, 2023, from $48,113 for the same period in 2022. This decrease was primarily driven by the decrease in rental revenue over this period.

Gross profit

Gross profit increased by $1,739, or 14.8%, to $13,503 for the three months ended March 31, 2023 from $11,764 for the same period in 2022. The increase in gross profit was primarily due to a decline in early lease buyouts and lower lease depreciation. Gross profit as a percentage of total revenue increased to 24.3% for the three months ended March 31, 2023, compared to 19.6% for the same period in 2022.

Servicing Costs

Servicing costs decreased by $217, or 18.0%, to $990 for the three months ended March 31, 2023, from $1,207 for the same period in 2022. This was primarily due to the decrease in overall call center headcount, as part of our operating expense reduction initiatives.

Professional and consulting fees

Professional and consulting fees decreased by $633, or 19.3%, to $2,655 for the three months ended March 31, 2023, from $3,288 for the same period in 2022. This decrease was primarily driven by a decrease in consulting, accounting and recruiting fees. Partially offsetting the decrease is an increase in legal fees compared to the prior period.

Technology and data analytics

Technology and data analytics expense decreased by $745, or 30.9%, to $1,665 for the three months ended March 31, 2023, from $2,410 for the same period in 2022. This was primarily due to a reduction in employee and developer headcount, as part of our operating expense reduction initiatives.

Compensation costs

Compensation costs increased by $1,680 or 31.2% to $7,057 for the three months ended March 31, 2023, from $5,377 for the same period in 2022. This increase is largely driven by an increase in stock-based compensation related to the vesting of restricted stock awards in March 2023. Total stock-based compensation expense increased $1,001 year-over-year. Further contributing to the increase was one-time severance related to headcount reductions during the three months ended March 31, 2023, as part of our operating expense reduction initiatives.

General and administrative

General and administrative expense decreased by $871, or 22.9%, to $2,934 for the three months ended March 31, 2023, from $3,805 for the same period in 2022. This decrease is predominately related to reductions in insurance-related costs, marketing and advertising costs, and travel related expenses.

Loss on partial extinguishment of debt

For the three months ended March 31, 2023, we recorded a $2,391 loss on partial extinguishment of debt, primarily as a result of our debt refinancing in March 2023. There were no such debt refinancing or similar losses in the prior period.

Interest expense, other fees and interest income

Interest expense and other fees increased by $907, or 21.2%, to $5,189 for the three months ended March 31, 2023, compared to $4,282 for the same period in 2022. This was primarily due to the aforementioned debt refinancing which occurred in March 2023 in which the spread above the benchmark rate on the RLOC (as defined below) was increased to 8.5% from 7.5% and the increase in average outstanding principal under the RLOC period over period.

Change in fair value of warrant liability

The change in fair value of warrant liability was $132 for the three months ended March 31, 2023 compared to $3,089 for the prior period. The change in fair value is due to the decline in the fair value of our public warrants and private warrants.

Provision for income taxes

Provision for income taxes was $20 for the three months ended March 31, 2023 compared to $35 for the same period in 2022. The provisions are primarily due to state income taxes on the Company’s estimated taxable income for the year ending December 31, 2023 and 2022. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Non-GAAP Financial Measures

In addition to gross profit and net loss, which are measures presented in accordance with U.S. GAAP, we believe that adjusted gross profit, adjusted EBITDA, and adjusted net loss provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit, adjusted EBITDA and adjusted net loss are supplemental measures of our performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted gross profit, adjusted EBITDA and adjusted net loss should not be considered as substitutes for U.S. GAAP metrics such as gross profit, operating loss, net loss, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrant liability, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, loss on partial extinguishment of debt and stock-based compensation expense.

Adjusted net loss is a non-GAAP financial measure that is defined as net loss before change in fair value of warrant liability and stock-based compensation expense.

Adjusted gross profit, adjusted EBITDA and adjusted net loss are useful to an investor in evaluating our performance because these measures:

•Are widely used to measure a company’s operating performance;
•Are financial measurements that are used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
•Are used by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

The reconciliation of gross profit to adjusted gross profit for the three months ended March 31, 2023 and 2022 are as follows:

(in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Total revenue	$55,676	$59,877	(4,201)	(7.0)%
Cost of revenue	42,173	48,113	(5,940)	(12.3)%
Gross profit	13,503	11,764	1,739	14.8%
Less:
Servicing costs	990	1,207	(217)	(18.0)%
Underwriting fees	468	488	(20)	(4.1)%
Adjusted gross profit	$12,045	$10,069	1,976	19.6%

The reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2023 and 2022 are as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Net loss	$(9,114)	$(6,039)
Add back:
Interest expense and other fees	5,189	4,282
Interest income	(620)	—
Change in fair value of warrant liability	(132)	(3,089)
Provision for income taxes	20	35
Depreciation and amortization on property and equipment and capitalized software	197	122
Impairment of leased assets	552	(551)
Loss on partial extinguishment of debt	2,391	—
Stock-based compensation expense	2,090	1,089
Adjusted EBITDA	$573	$(4,151)

The reconciliations of net loss to adjusted net loss for the three months ended March 31, 2023 and 2022 as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Net loss	$(9,114)	$(6,039)
Add back:
Change in fair value of warrant liability	(132)	(3,089)
Stock-based compensation expense	2,090	1,089
Adjusted net loss	$(7,156)	$(8,039)

Liquidity and Capital Resources

The following table presents the Company's cash and cash equivalents and restricted cash as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Cash	$40,552	$65,430
Restricted cash	4,397	4,411

Cash Flows

The following table presents cash (used in) provided by operating, investing, and financing activities during the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(2,906)	$3,741
Net cash used in investing activities	(301)	(611)
Net cash used in financing activities	(21,685)	(13,359)
Net decrease in cash, cash equivalents and restricted cash	$(24,892)	$(10,229)

Operating Activities

Net cash used in operating activities was $2,906 for the three months ended March 31, 2023, which represented a decrease of $6,647 from $3,741 of net cash provided by operating activities for the three months ended March 31, 2022. This reflects our net loss of $9,114, adjusted for non-cash charges of $46,838 and net cash outflows of $40,630 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which decreased $3,728 and net book value of property buyouts, which decreased $3,568. Offsetting these decreases in non-cash charges were increases in impairment expense, which increased $1,999, changes in the fair value of our warrant liability, which increased $2,957, loss on partial extinguishment of debt, which increased $2,391 and stock-based compensation expense which increased $1,001.

Net cash provided by operating activities was $3,741 for the three months ended March 31, 2022, which represented a decrease of $3,517 from $7,258 provided by operating activities for the three months ended March 31, 2021. This reflects our net loss of $5,558, adjusted for non-cash charges of $45,088 and net cash outflows of $35,790 from changes in our operating assets and liabilities. Non-cash charges consisted primarily of depreciation and amortization, which decreased $3,325; net book value of property buyouts, which decreased $566; impairment expense, which decreased $578; and bad debt expense, which decreased $4,887. Each of these decreases were driven by the decreased customer origination and lease-purchase activity.

Investing Activities
Net cash used in investing activities was $301 for the three months ended March 31, 2023 and was due to purchases of property and equipment of $4 and an increase in capitalized software of $297.
Net cash used in investing activities was $611 for the three months ended March 31, 2022 and was primarily due to purchases of property and equipment of $139 and an increase in capitalized software of $472.

Financing Activities

Net cash used in financing activities was $21,685 for the three months ended March 31, 2023 and was primarily due to the $25,000 repayment on the term loan in connection with the 15th amendment to the Credit Agreement, $872 of principal repayments on the RLOC coupled with $163 of repurchases of restricted stock for payroll withholding. Partially offsetting this was proceeds from the RLOC of $4,350.

Net cash used in financing activities was $13,359 for the three months ended March 31, 2022 and was due primarily to $13,224 of principal repayments on the RLOC coupled with $195 of repurchases of restricted stock for payroll withholding. Partially offsetting this was proceeds of $60 from the exercise of stock options.

Financing Arrangements

Senior Secured Term Loan and RLOC

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a loan and security agreement (as amended, the “Credit Agreement”) with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a revolving line of credit (“RLOC”). The RLOC had a commitment of $125.0 million that the lenders had the right to increase to $250.0 million. Total outstanding principal under the RLOC was $61,476 at March 31, 2023. The RLOC is subject certain covenants and has a 90% advance rate on eligible accounts receivable. Prior to the most recent amendment in March 2023, the annual interest rate on the principal was LIBOR plus 7.5% per annum with a 2% floor on the LIBOR. and the RLOC was scheduled to mature on December 4, 2023.

In addition, in connection with a prior amendment to the Credit Agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (the “Term Loan”) commitment of up to $50.0 million. We drew down the full $50.0 million of the Term Loan on December 4, 2020. The Term Loan bore interest at one-month LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as paid-in-kind (“PIK”) interest. Total outstanding principal and PIK interest under the Term Loan was $29,315 at March 31, 2023. Prior to the most recent amendment, the Term Loan was scheduled to mature on December 4, 2023. The interest rate for PIK Interest on the Term Loan is (A) if Liquidity (as defined in the Credit Agreement) is greater than $50,000, 4.5% and (B) if Liquidity is less than $50,000, to 6%.

The Credit Agreement is also subject to certain negative and affirmative covenants. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral under the Credit Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Early repayments of certain amounts under the Term Loan are subject to prepayment penalties.

The Credit Agreement contains certain financial covenants including minimum Adjusted EBITDA levels, minimum tangible net worth, minimum liquidity and compliance with a total advance rate, which were amended in connection with the most recent amendment in March 2023. See “Credit Agreement Amendment” below.

Credit Agreement Amendment

On March 6, 2023, we entered into the 15th amendment to the Credit Agreement. As part of the amendment, the maturity date of the RLOC and Term Loan was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The spread above the benchmark rate on the RLOC was increased to 8.5% from 7.5% while the spread above the benchmark rate on the term loans remained at 8%. Additionally, effective April 1, 2023, the benchmark rate underlying the annual interest rate on both the RLOC and Term Loans was changed from the one month LIBOR rate to the one month term SOFR rate, subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10% in each case.

In connection with the amendment to the Credit Agreement, we repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 or a Change of Control. In addition, under the terms of the Credit Agreement, we may be required to grant an additional 2,000,000 shares of common stock at the same exercise price under the warrant agreement if any amount of the principal balance of the Term Loan remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. If granted, such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company.

In addition the 15th amendment also updated certain financial covenants, including the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with the Total Advance Rate.

As of March 31, 2023 and December 31, 2022, we were in compliance with all covenants of the Credit Agreement. For additional information on our loan obligations, refer to Note 7 on the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Pledge and Guaranty

Pursuant to the Pledge Agreement, dated as of May 14, 2019, between Katapult Group, Inc. (f/k/a Cognical, Inc.) and Midtown Madison Management, LLC, Katapult Group, Inc. pledged and granted a first priority security interest in all equity interests of the Borrower and any investment property and general intangibles evidenced by or related to such membership interests. Pursuant to the Corporate Guaranty and Security Agreement, dated as of December 4, 2020, by and among Katapult Group, Inc., Legacy Katapult and Midtown Madison Management, LLC, Katapult and Katapult Group, Inc. have granted a first priority security interest in all of their respective assets and Katapult and Katapult Group, Inc. guarantee payment of all obligations of the Borrower under the Credit Agreement.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash and cash equivalents and availability under our RLOC. Our primary uses of cash include purchases of assets held for lease and funding of ongoing operations.

Our ability to fund future operating needs will be dependent on our ability to generate positive cash flows from operations and obtain financing for growth as needed. We have $40,552 of unrestricted cash as of March 31, 2023 which we believe is sufficient to meet our liquidity needs for the next 12 months. We believe we will meet longer-term (beyond 12 months) cash requirements through a combination of available cash on hand, cash flows generated from operations and availability under our RLOC.

The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2023:

(in thousands)	Payments Due by Period
	Total	2023-2024	2025	Thereafter
RLOC (1)	$79,382	$14,419	$64,963	$—
Term Loan (2)	36,737	9,339	27,398	—
Operating lease commitments	831	661	170	—
Total	$116,950	$24,419	$92,531	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of approximately 13.2% as of March 31, 2023.
(2) Future cash obligations include scheduled interest payment due based on the interest rate of 12.7%, plus 4.5% PIK interest, as of March 31, 2023. On March 6, 2023, we repaid $25,000 outstanding under the Term Loan.

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

There have been no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.

Emerging Growth Company

As of March 31, 2023, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
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

As of March 31, 2023 and December 31, 2022, we have interest bearing debt with a principal amount of $90,791 and $111,783, respectively.

Our RLOC is a variable rate loan that prior to March 6, 2023, accrued interest at a variable rate of interest based on the one month LIBOR rate, subject to a 2% floor, plus 7.5% per annum. In connection with the 15th amendment to the Credit Agreement, from March 6, 2023 through March 31, 2023 , the spread to the benchmark rate on the RLOC was increased to 8.5% per annum. As of March 31, 2023, the calculated interest rate is 13.2%.

Our Term Loan is a variable rate loan that prior to March 6, 2023 accrued interest at a variable rate of interest based on the one month LIBOR rate, subject to a 1% floor, plus 8% per annum. The spread to the benchmark rate was unchanged in connection with the 15th amendment to the Credit Agreement.

The benchmark rate for both our RLOC and Term Loan facilities was changed from LIBOR to the one month term SOFR rate, in each case subject to a 3% floor, effective April 1, 2023.

Inflation Risk

Although we believe that inflation has indirectly impacted our business by negatively impacting consumer spending and the sales of our key merchants, we do not believe that inflation has directly had, or currently directly has, a material effect on our results of operations or financial condition.

Foreign Currency Risk

We had no material foreign currency risk for the three months ended March 31, 2023 and 2022. Our activities to date are conducted only in the United States.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023, due to the existence of two outstanding material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of December 31, 2022 and 2021 and for the years in the two-year period ended December 31, 2022, and which are still being remediated.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS

From time to time we may become involved with various legal proceedings. Refer to the information contained under the heading “Litigation risk” in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Indebtedness

•We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions
•The Credit Agreement includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations
•A Change of Control as defined by our Credit Agreement could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

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

We depend on continued relationships with Wayfair and other key merchant partners. Our top merchant partner, Wayfair, represented approximately 51% and 58% of our gross originations during the three months ended March 31, 2023 and 2022, respectively. Our top ten merchants in the aggregate represented approximately 79% and 81% of our gross originations during the three months ended March 31, 2023 and 2022, respectively There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchants shift to in-house solutions (including providing a service competitive to us) or competitor providers

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants, exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or other key merchants, including risks related to the macroeconomic environment, consumer spending changes, inflation, COVID-19, supply chain issues (including availability of raw materials from Russia and Ukraine), access to capital markets, labor shortages or other risks they may be facing with respect to their industry, business or results of operations. For example, inflation and supply chain issues due to disruptions from the COVID-19 pandemic and the Russia-Ukraine war coupled with the banking crisis in March 2023 and fears of a global recession, negatively impacted the sales of many of our merchants, including Wayfair, during the three months ended March 31, 2023, which in turn contributed to a decline in our total revenue during that period. If our key merchants, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, including the COVID-19 pandemic, our results of operations, financial condition and future prospects will be negatively impacted.

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

We generate substantially all of our revenue through payments on leases we provide to consumers to purchase the merchandise of our merchants and we bear the risk of non-payment or late payments by our customers. As such, the success of our business is dependent on consumers making payments on their leases when due. We primarily provide leases to non-prime consumers who do not have sufficient cash or credit to purchase home furnishings, automotive goods, electronics, computers, and other durable goods. The ability of these consumers to make payments to us when due may be impacted by a variety of factors, such as loss of employment, the emergence of significant unforeseen expenses as well as factors affecting consumer spending. Consumer spending is also affected by general economic conditions and other factors including levels of employment, disposable consumer income, inflation, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, banking crises and fears of banking crises, war and fears of war (including the conflict involving Russia and Ukraine), pandemics (such as COVID-19), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, during 2022 inflation increased rapidly, and although inflation appears to have started to moderate into early 2023, it still remains at levels not seen in 40 years. Food, energy, residential rent, and other costs have increased, reflecting a tight labor market and supply chain issues. Unfavorable changes in factors affecting discretionary spending for non-prime consumers as a result of one or more of these factors could reduce demand for our products and services resulting in lower revenue and negatively impacting our business and our financial results. In addition to reducing demand for our products, these factors may unfavorably impact our customers' ability or willingness to make the payments they owe us, resulting in increased customer payment delinquencies and lease merchandise write-offs and decreased gross margins, which could also materially and adversely impact our business, financial condition and results of operations.

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

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by general economic conditions and other factors, including, the significant increase in inflation in the U.S. which has reached levels not seen in 40 years, continued supply chain disruptions, the banking crisis in March 2023, the U.S. economy experiencing a potential prolonged recession and potential widespread job losses may mean that our decisioning tools do not function as intended. As a result, we may approve relatively more customers that are not able to perform, which would lead to increased incidence and costs related to impairment of property held for lease. When there are unexpected changes to consumer spending patterns, our decisioning process typically requires more frequent adjustments and the application of management analysis of the interpretation and adjustment of the results produced by our decisioning tools. Due to the challenging macro environment in recent months, for example, we expect we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to customer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

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

We have incurred substantial indebtedness. As of March 31, 2023, the total aggregate indebtedness under the senior secured Term Loan and RLOC, of Katapult SPV-1 LLC (the “Borrower”) was approximately $90.8 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). On March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we refinanced our indebtedness with the Lender and repaid $25.0 million of principal on our outstanding term loan. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Credit Agreement and to make payments on our indebtedness as they become due.

Our overall leverage and the terms of our Credit Agreement could also:

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

In addition, the Credit Agreement, secured by a pledge over all of the assets of the Borrower is guaranteed by us and our wholly-owned subsidiary, Katapult Group, Inc., which in turn is secured by a pledge over all of our assets and the assets of Katapult Group, Inc.

The credit agreement governing the Credit Agreement includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Credit Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under the Credit Agreement are subject to prepayment penalties, which would limit our ability to pay or refinance the Credit Agreement. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives. The Credit Agreement contains certain financial covenants. In particular, as of the end of each month, (1) we must maintain certain minimum Adjusted EBITDA levels and certain minimum Tangible Net Worth representing our total assets less certain capital expenses, prepaid expenses, intangible assets and total liabilities and (2) our Total Advance Rate (as defined in the Credit Agreement) may not exceed certain thresholds. We must also maintain minimum liquidity of at least $10.0 million in unrestricted cash and cash equivalents as of any date of determination. These financial covenants are restrictive and failure to comply with these covenants would have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with any of these covenants or other obligation or agreement under the credit agreement that is not cured within the specified period under the credit agreement would result in an event of default under the agreement and, if such event of default occurs before December 5, 2023, would require the issuance of warrants to purchase an additional 2,000,000 shares of our common stock with an exercise price of $0.01 per share to the Lender. In such event, if we are unable to negotiate with our Lender for a waiver or dispensation under the agreement, we would not be able to borrow under the Credit Agreement and our Lender would have the right to terminate the loan commitments under the Credit Agreement and accelerate repayment of all obligations under the Credit Agreement that would become due and payable immediately, which would have a material adverse effect on our business, results of operations and financial position. If we do not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement, the Lender has the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations.

A Change of Control as defined by our credit agreement could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Under our Credit Agreement, all of the outstanding loans are required to be prepaid in full (together with accrued and unpaid interest and prepayment premium) and the RLOC will terminate if a Change of Control (as defined in the Credit Agreement) occurs that is not approved by the Lender. A Change of Control includes the occurrence of the following: (i) any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, but excluding any employee benefit plan of such person or its subsidiaries, and any person or entity acting in its capacity as trustee, agent or other fiduciary or administrator of any such plan) becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, except that a person or group shall be deemed to have “beneficial ownership” of all securities that such person or group has the right to acquire (such right, an “option right”), whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of 35% or more of the equity securities of Katapult Holdings, Inc. entitled to vote for members of the board of directors (on a fully-diluted basis (and taking into account all such securities that such person or group has the right to acquire pursuant to any option right), and (ii) certain changes in the composition of our board of directors occurs during a twenty-four month period which were not recommended or approved by at least a majority of directors who were directors at the beginning of such twenty-four month period. Further, if a Change of Control occurs when the Term Loan is still outstanding before December 5, 2023, an additional warrant to purchase 2,000,000 shares of our common stock with an exercise price of $0.01 per share will be issued to the Lender.

Subsequent to December 31, 2022, and in connection with the 15th amendment of our Credit Agreement, we repaid $25.0 million of principal on our outstanding Term Loan. As of March 31, 2023, we had $61.5 million of principal outstanding under the RLOC. In addition, we had borrowings under our Term Loan of $29.3 million (including capitalized PIK interest) as of March 31, 2023.

If any specified Change of Control occurs and the Lender accelerates these obligations, we may not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement.

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We incurred a net loss of approximately $9.1 million during the three months ended March 31, 2023. During the three months ended March 31, 2022, we generated a net loss of approximately $6.0 million. As of March 31, 2023, our accumulated deficit was approximately $85.8 million. In the fourth quarter of 2022 and continuing throughout the first quarter of 2023, we initiated a number of cost savings initiatives that we expect will significantly reduce operating expenses in the near term after giving affect to certain severance costs incurred in the first quarter of 2023. However, we may need to increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

The material weaknesses identified during the December 31, 2021 audit relate to (1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, and (2) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted. These material weaknesses had not been remediated as of March 31, 2023.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, in March 2023 a global banking crisis led to significant volatility in the capital markets, as well as fears of further contagion and recession. Similarly, the ongoing military conflict between Russia and Ukraine has had, and is expected to continue to have, global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also adversely affect discretionary spending for non-prime consumers, which could reduce demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Currently, our common stock and public warrants are publicly traded on the Nasdaq Capital Market (“Nasdaq”). In order to continue listing our securities on the Nasdaq, we will be required to maintain certain financial, distribution and stock price levels. On April 21, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below $1.00 per share, which is the minimum closing bid price required for continued listing. In accordance with Nasdaq rules, we have 180 calendar days from the date of the Notice, or until October 18, 2023, to regain compliance with the minimum closing bid price requirement. In order to regain compliance, we intend to continue actively monitoring the bid price for our common and will consider available options to resolve the deficiency, including seeking approval from stockholders of an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of not less than 1-for-25 and no more than 1-for-40, with the exact ratio to be determined by our board and effected at such time and date, if at all, as determined by our board. There can be no guarantee that a reverse stock split, if effected, will enable us to regain compliance with the minimum bid requirement.

If we do not regain compliance during the compliance period, we may be eligible for an additional 180-calendar day period to regain compliance, provided that on the 180th day of the first compliance period it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the minimum bid price requirement), based on our most recent public filings and market information and notifies Nasdaq our intent to cure the deficiency. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our stock will be subject to delisting.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 8,932,162, and as of March 31, 2023, there were 2,140,282 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

Outstanding warrants to purchase an aggregate of 12,832,500 shares of our common stock became exercisable 30 days after the completion of the Merger. Each warrant entitles the holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, in connection with the amendment to the Credit Agreement in March 2023, we issued a warrant to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 and a Change of Control. In addition, under the terms of the credit agreement, we may be required to grant an additional 2,000,000 shares of common stock at the same exercise price under the warrant upon the earlier to occur of (i) December 5, 2023, so long as any amount of the principal balance of the Term Loan remains outstanding, (ii) an Acquisition (as defined in the Warrant) of the Company and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. Such shares will become vested upon the first to occur of (i) three months after the grant date and (ii) an Acquisition of the Company. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we will take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of

(i) December 31, 2024, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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
10.1†
Fifteenth Amendment to Loan and Security Agreement, dated as of March 6, 2023, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto.

10.2
Warrant to Purchase Stock, dated as of March 6, 2023, issued by Katapult Holdings, Inc., to Midtown Madison Management LLC as holder (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K, filed with the SEC on March 9, 2023).

10.3
Revolving Note, dated as of March 6, 2023, issued by Katapult SPV-1 LLC to Midtown Madison Management LLC (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K, filed with the SEC on March 9, 2023).

10.4
Amended and Restated Revolving Note, dated as of March 6, 2023, issued by Katapult SPV-1 LLC to Midtown Madison Management LLC as holder (incorporated by reference to Exhibit 10.41 of the Company's Form 10-K, filed with the SEC on March 9, 2023).

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
* Filed herewith.
** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
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

Date:	May 11, 2023	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)