Form 10-Q
period 2023-06-30
Katapult Holdings, Inc.
filed 2023-08-09
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of August 4, 2023: 4,021,614.

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
•other events or factors, including those resulting from civil unrest, war, foreign invasions (including the conflict involving Russia and Ukraine), terrorism, or public health crises, or responses to such events;
•our ability to meet the minimum requirements for continued listing on the Nasdaq Global Market (“Nasdaq”); and
•the effects of the reverse stock split on our Common Stock (as defined below).

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

KATAPULT HOLDINGS, INC.
FORM 10-Q
June 30, 2023

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$38,228	$65,430
Restricted cash	3,343	4,411
Property held for lease, net of accumulated depreciation and impairment (Note 3)	54,352	50,278
Prepaid expenses and other current assets	6,485	8,515
Total current assets	102,408	128,634
Property and equipment, net (Note 4)	471	557
Security deposits	91	91
Capitalized software and intangible assets, net (Note 5)	2,021	1,847
Right-of-use assets (Note 8)	574	772
Total assets	$105,565	$131,901
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$974	$1,264
Accrued liabilities (Note 6)	14,588	14,532
Term loan (Note 7)	—	25,000
Unearned revenue	1,988	1,552
Lease liabilities (Note 8)	304	382
Total current liabilities	17,854	42,730
Revolving line of credit (Note 7)	63,538	57,639
Term loan, non-current (Note 7)	23,644	23,057
Other liabilities	513	902
Lease liabilities, non-current (Note 8)	296	445
Total liabilities	105,845	124,773
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,021,614 and 3,943,423 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	91,920	83,804
Accumulated deficit	(92,200)	(76,676)
Total stockholders' (deficit) equity	(280)	7,128
Total liabilities and stockholders' (deficit) equity	$105,565	$131,901

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Rental revenue	$53,874	$51,911	$108,598	$110,815
Other revenue	697	1,128	1,649	2,102
Total revenue	54,571	53,039	110,247	112,917
Cost of revenue	43,874	44,849	86,047	92,962
Gross profit	10,697	8,190	24,200	19,955
Operating expenses:
Servicing costs	1,103	1,131	2,093	2,337
Underwriting fees	480	423	948	910
Professional and consulting fees	1,623	2,259	4,278	5,547
Technology and data analytics	1,959	2,455	3,624	4,864
Compensation costs	5,768	6,470	12,825	11,847
General and administrative	2,746	3,649	5,680	7,459
Total operating expenses	13,679	16,387	29,448	32,964
Loss from operations	(2,982)	(8,197)	(5,248)	(13,009)
Loss on partial extinguishment of debt	—	—	(2,391)	—
Interest expense and other fees	(4,098)	(4,405)	(9,287)	(8,686)
Interest income	427	—	1,047	—
Change in fair value of warrant liability	257	2,323	389	5,412
Loss before income taxes	(6,396)	(10,279)	(15,490)	(16,283)
Provision for income taxes	(14)	(65)	(34)	(100)
Net loss	$(6,410)	$(10,344)	$(15,524)	$(16,383)

Weighted average common shares outstanding - basic and diluted	4,073	3,918	4,023	3,921

Net loss per common share - basic and diluted	$(1.57)	$(2.64)	$(3.86)	$(4.18)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at December 31, 2022	3,943	$—	$83,804	$(76,676)	$7,128
Issuance of warrants in connection with Credit Agreement amendment	—	—	4,060	—	4,060
Vesting of restricted stock units	94	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(16)	—	(247)	—	(247)
Stock-based compensation expense	—	—	4,303	—	4,303
Net loss	—	—	—	(15,524)	(15,524)
Balances at June 30, 2023	4,021	$—	$91,920	$(92,200)	$(280)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at December 31, 2021	3,903	$—	$77,642	$(36,843)	$40,799
Impact of ASC 842 adoption	—	—	—	(1,962)	(1,962)
Stock options exercised	11	—	60	—	60
Vesting of restricted stock units	25	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(6)	—	(244)	—	(244)
Stock-based compensation expense	—	—	2,946	—	2,946
Net loss	—	—	—	(16,383)	(16,383)
Balances at June 30, 2022	3,933	$—	$80,404	$(55,188)	$25,216

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(dollars in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at March 31, 2023	3,982	$—	$89,791	$(85,790)	$4,001
Vesting of restricted stock units	44	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(5)	—	(84)	—	(84)
Stock-based compensation expense	—	—	2,213	—	2,213
Net loss	—	—	—	(6,410)	(6,410)
Balances at June 30, 2023	4,021	$—	$91,920	$(92,200)	$(280)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at March 31, 2022	3,925	$—	$78,596	$(44,844)	$33,752
Vesting of restricted stock units	10	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(1)	—	(49)	—	(49)
Stock-based compensation expense	—	—	1,857	—	1,857
Net loss	—	—	—	(10,344)	(10,344)
Balances at June 30, 2022	3,933	$—	$80,404	$(55,188)	$25,216

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,524)	$(16,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,646	62,438
Net book value of property buyouts	12,921	19,040
Impairment expense	10,515	7,490
Change in fair value of warrants liability	(389)	(5,412)
Stock-based compensation	4,303	2,946
Loss on partial extinguishment of debt	2,391	—
Amortization of debt discount	1,592	2,107
Amortization of debt issuance costs, net	145	181
Accrued PIK Interest	864	785
Amortization of right-of-use assets	198	179
Change in operating assets and liabilities:
Property held for lease	(86,725)	(72,844)
Prepaid expenses and other current assets	2,030	(397)
Accounts payable	(290)	(277)
Accrued liabilities	(437)	(899)
Lease liabilities	(227)	(201)
Unearned revenues	436	(512)
Net cash used in operating activities	(8,551)	(1,759)
Cash flows from investing activities:
Purchases of property and equipment	—	(153)
Additions to capitalized software	(519)	(845)
Net cash used in investing activities	(519)	(998)
Cash flows from financing activities:
Proceeds from revolving line of credit	9,380	9,935
Principal repayments on revolving line of credit	(3,311)	(16,171)
Principal repayment on term loan	(25,000)	—
Payments of deferred financing costs	(22)	—
Repurchases of restricted stock	(247)	(244)
Proceeds from exercise of stock options	—	60
Net cash used in financing activities	(19,200)	(6,420)
Net decrease in cash, cash equivalents and restricted cash	(28,270)	(9,177)
Cash, cash equivalents and restricted cash at beginning of period	69,841	96,431
Cash, cash equivalents and restricted cash at end of period	$41,571	$87,254

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,602	$5,200
Cash paid for income taxes	$108	$362
Debt issuance cost included in accrued liabilities	$493	$—
Issuance of warrants to purchase common stock in connection with debt refinancing	$4,060	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,139
Cash paid for operating leases	$260	$254

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business— Katapult Holdings, Inc.(“Katapult” or the “Company”) is an e-commerce focused financial technology company offering e-commerce point-of-sale (“POS”) lease-purchase options for non-prime US consumers. Katapult’s fully-digital technology platform provides non-prime consumers with a flexible lease-purchase option to enable them to obtain durable goods from Katapult’s network of e-commerce retailers. Katapult's end-to-end technology platform provides seamless integration with merchants.
Subsidiaries— Our condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Katapult Intermediate Holdings, LLC (formerly known as Keys Merger Sub 2, LLC), Katapult Group, Inc. and Katapult SPV-1 LLC. which originates all of the Company’s leases.
Legacy Katapult was incorporated in Delaware in 2016 and changed its headquarters from New York, New York to Plano, Texas in December 2020. Katapult Group, Inc. was incorporated in the state of Delaware in 2012. Katapult SPV-1 LLC is a Delaware limited liability company formed in Delaware in 2019.
Basis of Presentation— The accompanying condensed consolidated financial statements are unaudited. Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). Our condensed consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

Reverse Stock Split— On July 27, 2023, the Company effected a 1-for-25 reverse stock split (“Reverse Stock Split’) of its common stock, par value $0.0001 per share (“Common Stock”). The Reverse Stock Split was effective at 5:00 p.m. Eastern Time on July 27, 2023, and the Common Stock opened for trading on Nasdaq on a reverse-split adjusted basis on July 28, 2023. At the effective time of the Reverse Stock Split, every 25 shares of Common Stock either issued or outstanding were automatically reclassified into one new share of Common Stock.

The Reverse Stock Split did not change the par value per share of the Common Stock of $0.0001 or the 250,000,000 shares of Common Stock authorized. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Common Stock underlying the Company’s outstanding equity awards and the number of shares issuable under our equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards, as applicable. In addition, proportionate adjustments were made to the Company’s outstanding warrants.

All share and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital. See Note 14 for further information regarding the Reverse Stock Split.

Correction of Prior Period Error

The Company corrected an immaterial error related to the amortization of debt discount during the three and six months ended June 30, 2022. The correction made during the three and six months ended June 30, 2022 resulted in an increase of $611 and $1,092, respectively, in interest expense and other fees in our condensed consolidated statements of operations and comprehensive loss and a corresponding decrease to debt discount reflected in the term loan line item of our condensed consolidated balance sheets which should have been recorded at June 30, 2022.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates— The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the selection of useful lives of property and equipment, the selection of useful lives for property held for lease and the related depreciation method, determination of fair value of stock option grants, the fair value of warrants, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of our condensed consolidated financial statements; therefore, actual results could differ from those estimates.
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

Cash and Cash Equivalents—As of June 30, 2023 and December 31, 2022, cash consists primarily of checking and savings deposits. The Company holds certain cash equivalents, which consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of June 30, 2023, December 31, 2022 and June 30, 2022 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.

The reconciliation of cash, cash equivalents and restricted cash is as follows:

	June 30,	December 31	June 30,
	2023	2022	2022
Cash and cash equivalents	$38,228	$65,430	$85,025
Restricted cash	3,343	4,411	2,229
Total cash, cash equivalents and restricted cash	$41,571	$69,841	$87,254

Property Held for Lease, Net of Accumulated Depreciation and Impairment— Property held for lease consists of furniture, mattresses, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 7 months because the consumer either exercises the buyout (early purchase) options or terminates the lease purchase agreement prior to the end of the 10, 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset in our condensed consolidated balance sheets.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
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

Capitalized Software— The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the Capitalized software and intangible assets, net line item of our condensed consolidated balance sheets. Amortization of capitalized software is included in general and administrative expense in our condensed consolidated statements of operations and comprehensive loss.

Debt Issuance Costs— Costs incurred in connection with the issuance of the Company’s revolving line of credit (“RLOC”) and Term Loan have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. The amortization of the Term Loan issuance costs utilizes the effective interest method, and the amortization of the RLOC debt issuance costs utilizes the straight-line method, which is not materially different compared to the effective interest method. The amortization of debt issuance costs is recorded and included in interest expense and other fees in our condensed consolidated statement of operations and comprehensive loss.

Impairment of Long-Lived Assets— The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three and six months ended June 30, 2023 or 2022, respectively.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Other Revenue— Other revenue consists primarily of asset sales revenue related to the sale of property held for lease, transfer of related lease obligations and past due lease payments. During the six months ended June 30, 2023, the Company continued to advance its strategy to focus on additional opportunities to generate revenue, which includes the sale of property held for lease to third parties. The sale of property held for lease is now considered recurring and ordinary in nature to the Company’s business. As such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of revenue, presented on a gross basis. We recognized revenue from sales of property held for lease of $591 and $1,109 for the three months ended June 30, 2023 and 2022, respectively, and $1,473 and $2,036, for the six months ended June 30, 2023 and 2022, respectively.

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

Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our condensed consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company remains in a cumulative tax loss position for the 36 months ended June 30, 2023, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of June 30, 2023 and December 31, 2022.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying condensed consolidated statement of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, no accrued interest or penalties are included on the related tax liability line in our condensed consolidated balance sheets.

Net (Loss) Income Per Share– The Company calculates basic and diluted net (loss) income per share attributable to common stockholders using the two-class method required for companies with participating securities.

Under the two-class method, basic net (loss) income per share available to stockholders is calculated by dividing the net (loss) income available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders during the three and six months ended June 30, 2023 and 2022, respectively.

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

The Company’s financial instruments consist of accounts payable, accrued expenses, warrant liability, RLOC, and Term Loan. Accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. Our condensed consolidated financial statements also include fair value level 3 measurements of private common stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments. Refer to Note 13 for discussion of fair value measurements.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three and six months ended June 30, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of total revenue. As of December 31, 2022, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.

A significant portion of the Company’s transaction volume is with a limited number of merchants, including most significantly, Wayfair Inc.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
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
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT
Property held for lease, net of accumulated depreciation and impairment consists of the following:

	June 30,	December 31,
	2023	2022
Property held for lease	$210,001	$289,800
Less: accumulated depreciation and impairment	(155,649)	(239,522)
Property held for lease, net	$54,352	$50,278
The table below details our cost of revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense related to property held for lease	$30,400	$29,512	$59,215	$62,130
Net book value of property buyouts	6,469	9,020	12,921	19,040
Impairment charges related to property held for lease, net	5,292	4,266	10,515	7,490
Other	1,713	2,051	3,396	4,302
Total cost of revenue	$43,874	$44,849	$86,047	$92,962
Substantially all property held for lease, net is on-lease as of June 30, 2023 and December 31, 2022.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30,	December 31,
	2023	2022
Computer, office and other equipment	$820	$813
Computer software	80	80
Furniture and fixtures	100	100
Leasehold improvements	252	252
	1,252	1,245
Less: accumulated depreciation	(781)	(688)
Property and equipment, net	$471	$557

We recognized depreciation expense related to property and equipment, net of $46 and $48 for the three months ended June 30, 2023 and 2022, respectively, and $93 and $93 for the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative in our condensed consolidated statement of operations and comprehensive loss.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
5.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	June 30,	December 31,
	2023	2022
Capitalized software	$3,104	$2,591
Domain name	16	16
	3,120	2,607
Less: accumulated amortization	(1,099)	(760)
Capitalized software and intangible assets, net	$2,021	$1,847

We recognized amortization expense for capitalized software and intangible assets of $189 and $139 for the three months ended June 30, 2023 and 2022, respectively, and $339 and $214 for the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative in our condensed consolidated statement of operations and comprehensive loss.
The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net, exclusive of software not yet placed in service, as of June 30, 2023:

Year	Future Amortization Expense of Capitalized Software and Intangible Assets, Net
2023	$375
2024	623
2025	223
2026	14
$1,235
As of June 30, 2023 and December 31, 2022, $770 and $398 of capitalized software was not yet placed in service, respectively.
6.OTHER ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	June 30,	December 31,
	2023	2022
Bonus accrual	$2,214	$2,376
Sales tax payable	5,935	5,582
Unfunded lease payable	3,569	4,159
Interest payable	107	118
Other accrued liabilities	2,763	2,297
Total accrued liabilities	$14,588	$14,532
7.DEBT

On March 6, 2023, the Company entered into the 15th amendment to the loan and security agreement (as amended the “Credit Agreement”). As part of the amendment, the maturity date of the RLOC and the senior secured term loan (“Term Loan”) was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The spread on the RLOC was increased to 8.5% from 7.5%, while the spread on the Term Loan remained at 8%. Additionally, effective April 1, 2023 ,the Secured Overnight Financing Rate (“SOFR”) replaced the London Interbank Offered Rate (“LIBOR”), plus a 0.10% credit adjustment spread, for both the RLOC and the Term Loan’s benchmark rate for interest rate calculations. As of June 30, 2023, the interest rates were 13.8% and 13.3% (which includes the interest rate applicable to interest paid-in-kind (“PIK”) for the RLOC and Term Loan, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In connection with the 15th amendment to the Credit Agreement, the Company repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares (after the Reverse Stock Split) of the Company’s common stock at an exercise price of $0.25 per share, which vests upon the earliest to occur of September 6, 2023 or a Change of Control. In addition, the Company may be required to grant an additional 80,000 shares of common stock at the same exercise price under the warrant if any amount of the principal balance of the Term Loan remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company, and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. If issued, such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company. In conjunction with the 15th amendment to the Credit Agreement, the Company incurred a loss on partial extinguishment of debt of $2,391 during the six months ended June 30, 2023. The loss on partial extinguishment of debt is attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $25,000 of outstanding principal on the Term Loan.

In addition, the 15th amendment also updated certain financial covenants, including the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants.

A reconciliation of the outstanding principal to the carrying amount of the RLOC is as follows::

	June 30,	December 31,
	2023	2022
Principal balance	$64,067	$57,998
Less: Unamortized issuance costs	(529)	(359)
Total carrying amount	$63,538	$57,639

The issuance costs are amortized over the life of the RLOC and included in interest expense and other fees in our condensed consolidated statements of operations and comprehensive loss.

A reconciliation of the outstanding principal to the carrying amount of the Term Loan is as follows:

	June 30,	December 31,
	2023	2022
Principal balance	$25,000	$50,000
PIK	4,650	3,785
Less: Debt discount	(6,006)	(5,728)
Total carrying amount	$23,644	$48,057
The interest rate for PIK interest on the Term Loan (as defined in the Credit Agreement) is (A) if Liquidity is greater than $25,000, 4.5% or (B) if Liquidity is less than $25,000, 6%. We recognized amortization expense related to the Term Loan discount of $499 and $1,089 for the three months ended June 30, 2023 and 2022, respectively, and $1,592 and $2,107 for the six months ended June 30, 2023 and 2022, respectively. Amortization of debt issuance costs is included in interest expense and other fees in our condensed consolidated statements of operations and comprehensive loss.
The RLOC and Term Loan are also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants.

The Credit Agreement also requires the Company to maintain the financial covenants with respect to Minimum Adjusted EBITDA (as defined in the Credit Agreement), Minimum Tangible Net Worth, Minimum Liquidity and compliance with the Total Advance Rate (as defined in the Credit Agreement). As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants.
8.LEASES

Lessor Information— Refer to Note 2 to these condensed consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All of the Company’s customer agreements are considered operating leases.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

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

The Company leases office space in Plano, TX and New York, NY under operating leases with a non-cancelable lease term which end in August 2023 and June 2025, respectively. Lease expenses are included in general and administrative expenses in our condensed consolidated statement of operations and comprehensive loss. The following is a schedule of future minimum lease payments required under the non-cancelable leases as of June 30, 2023, reconciled to the present value of operating lease liabilities:

Year	Future Minimum Lease Payments
2023	$196
2024	334
2025	170
Total future minimum lease payments	$700
Less: Interest	(100)
Total present value of lease liabilities	$600

Lease Liabilities— Lease liabilities as of June 30, 2023, consist of the following:

Current portion of lease liabilities	$304
Long-term lease liabilities, net of current portion	296
Total lease liabilities	$600
We recognized rent expense for operating leases of $133 and $131, for the three months ended June 30, 2023 and 2022, respectively and $267 for both the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had a weighted average remaining lease term of 1.9 years and a weighted average discount rate of 9.25%.
9.STOCK-BASED COMPENSATION
The Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

2014 Plan

In accordance with the 2014 Plan, the board of directors of Legacy Katapult could grant equity awards to officers, employees, directors and consultants for common stock. There were no stock options or other equity awards granted to non-employees during 2023 and 2022. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years. No equity awards have been granted under the 2014 Plan since October 2020 and no new equity awards are expected to granted under the 2014 Plan.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Stock Options
A summary of the status of the stock options under the 2014 Plan as of June 30, 2023, and changes during the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	322,855	$7.50	6.32	$5,479
Granted	—	—
Exercised	—	—
Forfeited	(375)	$87.50
Balance - June 30, 2023	322,480	$7.25	5.83	$4,997
Exercisable - June 30, 2023	322,480	$7.25	5.83	$4,997
Unvested - June 30, 2023	—	$—	7.29	$—
No stock options were exercised during the six months ended June 30, 2023. The total intrinsic value of stock options exercised during the six months ended June 30, 2022 was $241.
As of June 30, 2023, total compensation cost not yet recognized related to unvested stock options was $8, which is expected to be recognized over a period of 0.88 years.
2021 Plan

On June 9, 2021, the 2021 Plan, which was previously approved by the board of directors and stockholders, became effective.

In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSA”), restricted stock unit awards (“RSU”) and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based and/or performance-based vesting conditions. Awards granted under the 2021 Plan generally vest over one to four years depending upon the grantee. Following the effect of the 1-for-25 Reverse Stock Split, the total number of common stock authorized for issuance under our 2021 Plan is 93,600.

Stock Options

A summary of the status of the stock options under the 2021 Plan as of June 30, 2023, and changes during the six months then ended is presented below (adjusted after the Reverse Stock Split):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	13,864	$261.25	8.50	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance - June 30, 2023	13,864	$261.25	8.00	$—
Exercisable - June 30, 2023	8,954	$261.25	8.00	$—
Unvested - June 30, 2023	4,910	$261.25	8.00	$—
As of June 30, 2023, total compensation cost not yet recognized related to unvested stock options was $736, which is expected to be recognized over a period of 1.38 years. No stock options were granted under the 2021 Plan during the six months ended June 30, 2023 and 2022.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Restricted Stock Units

Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant.

A summary of the status of the RSUs under the 2021 Plan as of June 30, 2023, and changes during the six months then ended is presented below (adjusted after the Reverse Stock Split):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	245,645	$59.50
Granted	176,494	20.50
Vested	(94,145)	57.50
Forfeited	(24,620)	63.50
Outstanding - June 30, 2023	303,374	$37.25
Stock-Based Compensation Expense— We recognized stock-based compensation expense of $2,213 and $1,857 for the three months ended June 30, 2023 and 2022, respectively, and $4,303 and $2,946 for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense is included in compensation costs in our condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2023, there was approximately $10,295 of unrecognized compensation costs related to unvested RSU’s. This amount is expected to be recognized over a weighted-average period of 2.32 years. The total fair value of vested RSUs as of their respective vesting dates were $1,166.
10.INCOME TAXES

We recorded an income tax provision of $14 and $65 for the three months ended June 30, 2023 and 2022, respectively, and $34 and $100 for the six months ended June 30, 2023 and 2022, respectively. The income tax provisions for the three and six months ended June 30, 2023 and 2022 relates predominately to state income taxes due to the Company’s estimated taxable income for the year. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 is different than the statutory rate primarily due to changes in the Company’s valuation allowance. The Company’s effective tax for the six months ended June 30, 2023 and 2022 was primarily driven by expected state income taxes.
As of December 31, 2022, the Company had U.S. federal net operating loss carryforward of $134,100 that expire at various dates from 2032 through 2037 and includes $98,400 that have an unlimited carryforward period. As of December 31, 2022, the Company has U.S. state and local net operating loss carryforwards of $86,000 that expire from 2023 to 2041.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended June 30, 2023, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of June 30, 2023 and December 31, 2022.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
11.NET LOSS PER SHARE

As discussed in Note 7, the Company issued a warrant to purchase up to 80,000 shares of the Company common stock at an exercise price of $0.25 per share, which vests upon the earliest to occur of September 6, 2023 or a Change of Control. In addition, the Company may be required to grant an additional 80,000 shares of common stock at the same exercise price under the warrant if any amount of the principal balance of the Term Loan remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company, and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. If issued, such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company. The warrant was considered exercisable for 80,000 shares for little to no consideration and the shares are therefore included in basic shares outstanding at their issuance date. The additional 80,000 warrants were excluded as the contingency associated with their issuance has not been met.

The Company’s potentially dilutive securities, which include unvested RSUs, stock options to purchase common stock and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share for certain periods, as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same in periods of a net loss. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (adjusted for after the Reverse Stock Split):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Public warrants	500,000	500,000	500,000	500,000
Private warrants	13,300	13,300	13,300	13,300
Stock options	336,345	337,691	336,345	337,691
Unvested restricted stock units	303,374	273,665	303,374	273,665
Issuance of common stock upon exercise of warrants	80,000	—	80,000	—
Total common stock equivalents	1,233,019	1,124,656	1,233,019	1,124,656
12.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of June 30, 2023 and December 31, 2022.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
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

On July 29, 2021, the court entered a Preliminary Conference Order, which was subsequently amended on September 13, 2021, October 25, 2021, and June 27, 2022. Pursuant to the October 25, 2021 scheduling order, fact discovery was completed on June 24, 2022. On August 8, 2022, DCA filed its Note of Issue, stating that its damages demand is $18,394, plus attorneys’ fees and costs. On September 12, 2022, DCA filed a motion seeking summary judgment as to both of its claims, and on September 13, 2022, the Company filed a motion seeking summary judgment as to DCA’s first cause of action. The parties filed opposition briefs on October 7, 2022. This matter went to mediation in January 2023 and motions for summary judgment were done in May 2023. The matter is still in process.

Shareholder Litigation

On August 27, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Katapult Holdings, Inc., two officers of FinServ, one of whom is a current Company director, and two officers of Legacy Katapult, both of whom are current Company officers. The lawsuit is captioned McIntosh v. Katapult Holdings, Inc., et al. On May 26, 2022, the Court appointed a lead plaintiff, who, on July 29, 2022, filed an amended complaint in the action. The amended complaint asserts violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, and seeks an unspecified amount of damages on behalf of persons and entities that (a) beneficially owned and/or held FinServ common stock as of the close of business on May 11, 2021 and were eligible to vote at FinServ’s June 7, 2021 special meeting (the “FinServ Putative Class”); or (b) purchased or otherwise acquired Katapult securities between June 15, 2021 and August 9, 2021, inclusive (the “Katapult Putative Class”). The amended complaint alleges that certain defendants misled the FinServ Putative Class by failing to disclose that prime lenders could and would reach down the credit waterfall and take Katapult’s customers. The amended complaint further alleges that certain defendants misled the Katapult Putative Class by providing materially false and misleading financial guidance. The Company and the other defendants filed amended complaints on November 4, 2022. On January 9, 2023, the Company filed a motion to dismiss. In March 2023, the Plaintiffs filed opposition briefs and the Company replied in April 2023. The Company is currently waiting for response from the Court. The Company and the other defendants intend to vigorously defend against the claims in this action.

On February 23, 2022, a purported stockholder of Katapult filed a putative class action complaint against directors and officers of FinServ Acquisition Corp. (“FinServ”) and FinServ Holdings LLC in the Delaware Court of Chancery, captioned Saunders v. Einbinder, et al. The plaintiff alleges that the Company made defective and misleading disclosures to induce FinServ stockholders to approve the merger between FinServ and Legacy Katapult. Plaintiff asserts breach of fiduciary duty claims against defendants. On November 1, 2022, defendants moved to dismiss the complaint. The Company filed its opening brief in support of the motion to dismiss on December 1, 2022. On January 27, 2023, the Company filed an amended complaint against the same defendants. The amended complaint asserts breach of fiduciary duty and unjust enrichment claims against the Company. On February 10, 2023, the Company filed a motion to dismiss the amended complaint. On March 27, 2023, the Company filed its opening brief in support of the motion to dismiss and on July 17, 2023, a hearing was held on the motion to dismiss and we are currently awaiting court response.

The Company has not recorded any loss or gain contingencies associated with these matters as it is not probable or reasonably estimable at June 30, 2023.
13.FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of its warrant liability, RLOC, and Term Loan.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The estimated fair value of the Company’s RLOC and Term Loan were as follows:

	June 30, 2023			December 31, 2022
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
RLOC	$64,067	$63,538	$67,592	$57,998	$57,639	$58,708
Term Loan	29,650	23,644	33,344	53,785	48,057	56,828
	$93,717	$87,182	$100,936	$111,783	$105,696	$115,536
The estimated fair values of the Company’s RLOC and Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

There were no assets measured at fair value on a recurring basis as of June 30, 2023 or December 31, 2022. Liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public & Private Warrants	$513	$500	$—	$13
Total Other Liabilities	$513	$500	$—	$13

	December 31, 2022
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public & Private Warrants	$902	$875	$—	$27
Total Other Liabilities	$902	$875	$—	$27

During the six months ended June 30, 2023 and 2022, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2022	$902
Changes in fair value	(389)
Balance at June 30, 2023	$513
14.SUBSEQUENT EVENTS
The Company evaluated subsequent events from June 30, 2023, the date of these condensed consolidated financial statements, through August 9, 2023, which represents the date our condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. Except as disclosed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

Reverse Stock Split

On July 27, 2023, the Company amended the Second Amended and Restated Certificate of Incorporation to effect, effective as of 5:00 p.m. Eastern time on July 27, 2023, the Reverse Stock Split of our Common Stock. At the effective time of the Reverse Stock Split, every twenty-five shares of our Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of our Common Stock. The Reverse Stock Split was approved by the Company’s

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
stockholders at the Annual Meeting of Stockholders on June 6, 2023 and approved by the Board of Directors on July 11, 2023. The primary goal of the Reverse Stock Split was to increase the share price in order to meet the minimum per share bid price requirement for continued listing on Nasdaq. The common stock began trading on Nasdaq on a reverse split-adjusted basis on July 28, 2023 under the existing trading symbol “KPLT.”

As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Common Stock underlying the Company’s outstanding equity awards and the number of shares issuable under our equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards, as applicable.

In addition, proportionate adjustments were made to the Company’s outstanding warrants, resulting in: (i) each publicly traded warrant issued under the Warrant Agreement, dated October 31, 2019, exercisable for 1/25th of a share of Common Stock at an exercise price of $287.50 per whole share; and (ii) the warrant under the Warrant to Purchase Stock, dated March 6, 2023, issued by Katapult to Midtown Madison Management LLC, exercisable for up to 160,000 shares of Common Stock at an exercise price of $0.25 per share.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were entitled to receive fractional shares as a result of the Reverse Stock Split will be entitled to receive one full share of post-Reverse Stock Split Common Stock, in lieu of receiving such fractional shares.

The effect of the Reverse Stock Split have been reflected in our condensed consolidated financial statements for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company”, or “Katapult” refer to Katapult Holdings, Inc and its subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included on our Annual Report on Form 10-K filed with the SEC on March 9, 2023. All dollar amounts are in thousands,unless otherwise specified.

OVERVIEW (dollars in thousands)

We are a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime consumers. Through our POS integrations and innovative mobile app featuring Katapult Pay, consumers who may be unable to access traditional financing can shop a growing network of our merchants.

Recent Developments:

Reverse Stock Split
On July 27, 2023, we amended our Certificate of Incorporation to effect, effective as of 5:00 p.m. eastern time on July 27, 2023, the Reverse Stock Split of our Common Stock. At the effective time of the Reverse Stock Split, every twenty-five shares of our Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of our Common Stock. The Reverse Stock Split was approved by our stockholders at the Annual Meeting of Stockholders on June 6, 2023 and approved by our Board of Directors on July 11, 2023. The primary goals of the Reverse Stock Split was to increase the share price in order to meet the minimum per share bid price requirement for continued listing on Nasdaq as well as to improve the perception of our Common Stock as an investment security and make the our Common Stock more attractive to a broader range of institutional investors that may have minimum share price targets for new investments. However, there can be no assurance that the foregoing goals will be realized or maintained. The common stock began trading on Nasdaq on a reverse split-adjusted basis on July 28, 2023 under the existing trading symbol “KPLT.” The effects of the Reverse Stock Split have been reflected in this Quarterly Report on Form 10-Q for all periods presented. For additional information on the Reverse Stock Split, see Notes 1 and 14 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Key Factors and Trends:

Key factors and trends impacting our business are as follows:

•Macroeconomic factors — Since the fourth quarter of 2021 and continuing throughout the six months ended June 30, 2023, our business has been impacted by a number of macroeconomic factors, including record levels of inflation combined with continued supply chain issues (including availability of raw materials from Russia and Ukraine), the banking crisis in March 2023, as well as fears of a global recession. In response to these trends and the effect it had on our customers, we began tightening our underwriting in fourth quarter of 2021 and have continued throughout the six months ended June 30, 2023. During the three and six months ended June 30, 2023, our gross origination volume increased as compared to the prior year periods. The increase in gross originations was predominately a result of higher wallet capture during tax season and due to our mobile app featuring Katapult PayTM., which we launched in the third quarter of 2022, as well as growth from our direct merchants.

We continue to navigate an evolving macro environment. While there are tailwinds such as better inflation data and a reduced likelihood of a recession in the United States, interest rates remain elevated, lending standards are tight and pending legislation on student loan repayment may impact our core consumer’s ability to take on new leases. This mixed bag of economic indicators has led to continued economic uncertainty. That said, lease-to-own solutions have historically benefited from periods of shrinking prime credit availability. We anticipate that this challenging macroeconomic environment will continue into the second half of 2023 and management will continue to monitor both potential positive and negative business trends relating to the broader macroeconomic environment.

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

The following tables present gross originations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	$	%
Gross Originations	$54,710	$46,359	$8,351	18.0%

Wayfair represented 56% and 62% of gross origination during the three months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30,		Change
	2023	2022	$	%
Gross Originations	$109,446	$93,036	$16,410	17.6%

Wayfair represented 53% and 60% of gross originations during the six months ended June 30, 2023 and 2022, respectively.

The increase in gross originations during the three and six months ended June 30, 2023 was predominately a result of higher wallet capture during tax season and our mobile app featuring Katapult PayTM., which we launched in the third quarter of 2022, as well as growth from our direct merchants. During the three and six months ended June 30, 2023, we generated approximately $7,620 and $13,364 of gross originations through Katapult PayTM , respectively.

Total Revenue
Total revenue represents the sum of rental revenue and other revenue. We adopted ASC 842 as of January 1, 2022 and as a result we record revenue when earned and cash is collected. In addition, we no longer record accounts receivable arising from lease receivables due from customers or any corresponding allowance for doubtful accounts.

The following table presents total revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	$54,571	$53,039	$110,247	$112,917

Gross Profit

Gross profit represents total revenue less cost of revenue, and is a measure presented in accordance with GAAP. We also use adjusted gross profit as a key performance indicator to provide an understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrant liability, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, loss on partial extinguishment of debt and stock-based compensation expense. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net loss.

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

Operating Expenses

Operating expenses consist of servicing costs, underwriting fees, professional and consulting fees, technology and data analytics expense, compensation costs and general and administrative expense. Servicing costs primarily consist of permanent and temporary call center support. Underwriting fees primarily consist of data costs related to inputs from customer underwriting models. Professional and consulting fees primarily consist of corporate legal and accounting costs. Technology and data analytics expense primarily consist of salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Compensation costs consist primarily of payroll and related costs and stock-based compensation. General and administrative expenses consist primarily of occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. We have completed our operating expense reduction initiative and are now diligently managing expenses.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Revenue
Rental revenue	$53,874	$51,911	$1,963	3.8%
Other revenue	697	1,128	(431)	(38.2%)
Total revenue	54,571	53,039	1,532	2.9%
Cost of revenue	43,874	44,849	(975)	(2.2%)
Gross profit	10,697	8,190	2,507	30.6%
Operating expenses:
Servicing costs	1,103	1,131	(28)	(2.5%)
Underwriting fees	480	423	57	13.5%
Professional and consulting fees	1,623	2,259	(636)	(28.2%)
Technology and data analytics	1,959	2,455	(496)	(20.2%)
Compensation costs	5,768	6,470	(702)	(10.9%)
General and administrative	2,746	3,649	(903)	(24.7%)
Total operating expenses	13,679	16,387	(2,708)	(16.5%)
Loss from operations	(2,982)	(8,197)	5,215	(63.6%)
Interest expense and other fees	(4,098)	(4,405)	307	(7.0%)
Interest income	427	—	427	—%
Change in fair value of warrant liability	257	2,323	(2,066)	(88.9%)
Loss before income taxes	(6,396)	(10,279)	3,883	(37.8%)
Provision for income taxes	(14)	(65)	51	(78.5%)
Net loss	$(6,410)	$(10,344)	$3,934	(38.0%)

Weighted average common shares outstanding - basic and diluted	4,073	3,918	155	4.0%

Net loss per common share - basic and diluted	$(1.57)	$(2.64)	$1.07	(40.5%)

Rental revenue. The increase in rental revenue was primarily the result of an increase in gross cash collections (due to higher year-over-year gross originations) during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Write-offs as a percentage of total revenue was 9.2% and 6.4% during the three months ended June 30, 2023 and 2022, respectively. The increase in write-offs as a percentage of total revenue was due to seasonal patterns.

Other revenue. The decrease in other revenue was primarily the result of a decrease in proceeds from lease sales during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Gross profit. The increase in gross profit was primarily due to a decline in early lease buyouts and stronger collections and underwriting performance. Gross profit as a percentage of total revenue increased to 19.6% for the three months ended June 30, 2023 compared to 15.4% for the same period in 2022.

Professional and consulting fees. The decrease in professional and consulting fees was primarily driven by a decrease in consulting, accounting and recruiting fees during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Technology and data analytics. The decrease in technology and data analytics was primarily due to a reduction in employee and developer headcount, as part of our operating expense reduction initiatives.

Compensation costs. The decrease in compensation costs was primarily due to a decrease in employee headcount during the first quarter of 2023 as part of our operating expense reduction initiatives partially offset by an increase in stock compensation related to the vesting of restricted stock awards during the three months ended June 30, 2023. Total stock-based compensation expense increased $356 period-over-period.

General and administrative. The decrease in general and administrative expenses was primarily due to a decrease in marketing and advertising costs, insurance related costs and software related expenses during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Interest expense and other fees. The decrease in interest expense and other fees was primarily due to the refinancing of the Credit Agreement which occurred in March 2023 in which we repaid $25,000 of outstanding principal on the Term Loan partially offset by in an increase of 1% of the spread over the benchmark rate on the RLOC and an increase in average outstanding principal under the RLOC period over period.

Interest income. Interest income represents interest earned from cash deposited in interest bearing accounts which started in the third quarter of 2022.

Change in fair value of warrant liability. The decrease in change in fair value of warrant liability is due to the decline in the fair value of our public and private warrants.

Provision for income taxes. The provisions are primarily due to state income taxes on our estimated taxable income for the year ending December 31, 2023 and 2022. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Net loss. The decrease in net loss was due to the changes noted above.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenue
Rental revenue	$108,598	$110,815	$(2,217)	(2.0%)
Other revenue	1,649	2,102	(453)	(21.6%)
Total revenue	110,247	112,917	(2,670)	(2.4%)
Cost of revenue	86,047	92,962	(6,915)	(7.4%)
Gross profit	24,200	19,955	4,245	21.3%
Operating expenses:
Servicing costs	2,093	2,337	(244)	(10.4%)
Underwriting fees	948	910	38	4.2%
Professional and consulting fees	4,278	5,547	(1,269)	(22.9%)
Technology and data analytics	3,624	4,864	(1,240)	(25.5%)
Compensation costs	12,825	11,847	978	8.3%
General and administrative	5,680	7,459	(1,779)	(23.9%)
Total operating expenses	29,448	32,964	(3,516)	(10.7%)
Loss from operations	(5,248)	(13,009)	7,761	(59.7%)
Loss on partial extinguishment of debt	(2,391)	—	(2,391)	—%
Interest expense and other fees	(9,287)	(8,686)	(601)	6.9%
Interest income	1,047	—	1,047	—%
Change in fair value of warrant liability	389	5,412	(5,023)	(92.8%)
Loss before income taxes	(15,490)	(16,283)	793	(4.9%)
Provision for income taxes	(34)	(100)	66	(66.0%)
Net loss	$(15,524)	$(16,383)	$859	(5.2%)

Weighted average common shares outstanding - basic and diluted	4,023	3,921	102	2.6%

Net loss per common share - basic and diluted	$(3.86)	$(4.18)	$0.32	(7.7%)

Rental revenue. The decrease in rental revenue was primarily the result of a decrease in gross cash collections during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Write-offs as a percentage of total revenue was 8.8% and 6.4% during the six months ended June 30, 2023 and 2022, respectively. The increase in write-offs as a percentage of total revenue was due to seasonal patterns.

Other revenue. The decrease in other revenue was primarily the result of a decrease in lease sales during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Gross profit. The increase in gross profit was was primarily due to a decline in early lease buyouts and lease depreciation during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 partially offset by an increase in impairment expense during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Gross profit as a percentage of total revenue increased to 22.0% for the six months ended June 30, 2023 compared to 17.7% for the same period in 2022.

Servicing Costs. The decrease in service costs was primarily due to the decrease in overall call center headcount, as part of our operating expense reduction initiatives.

Professional and consulting fees. The decrease in professional and consulting fees was primarily driven by a decrease in consulting, accounting and recruiting fees partially offset by an increase in legal fees during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Technology and data analytics. The decrease in technology and data analytics was primarily due to a reduction in employee and developer headcount, as part of our operating expense reduction initiatives.

Compensation costs. The increase in compensation costs was primarily due to an increase in stock-based compensation related to the vesting of restricted stock awards during the six months ended June 30, 2023, which increased $1,357 period-over-period, as well as one-time severance related to headcount reductions during the six months ended June 30, 2023, as part of our operating expense reduction initiatives. These increases were partially offset by a decrease in compensation costs during the six months ended June 30, 2023 due to the previously mentioned head count reduction during the three months ended March 31, 2023.

General and administrative. The decrease in general and administrative expenses was primarily due to a decrease in insurance related costs, marketing and advertising costs and software related expenses during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Loss on partial extinguishment of debt. During the six months ended June 30, 2023, we recorded a $2,391 loss on partial extinguishment of debt, primarily as a result of our debt refinancing in March 2023.

Interest expense and other fees. The increase in interest expense and other fees was primarily due to an increase in average outstanding principal under the RLOC period over period and an increase of 1% of the spread over the benchmark rate on the RLOC due to the aforementioned debt refinancing which occurred in March 2023 partially offset by the repayment of $25,000 of outstanding principal on the Term Loan in March 2023.

Interest income. Interest income represents interest earned from cash deposited in interest bearing accounts which started in the third quarter of 2022.

Change in fair value of warrant liability. The decrease in change in fair value of warrant liability is primarily due to the decline in the fair value of our public warrants and private warrants.

Provision for income taxes. The provisions are primarily due to state income taxes on our estimated taxable income for the years ending December 31, 2023 and 2022. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Net loss. The decrease in net loss was due to the changes noted above.

Non-GAAP Financial Measures

In addition to gross profit and net loss, which are measures presented in accordance with GAAP, we believe that adjusted gross profit, adjusted EBITDA, and adjusted net loss provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit, adjusted EBITDA and adjusted net loss are supplemental measures of our performance that are neither required by nor presented in accordance with GAAP. Adjusted gross profit, adjusted EBITDA and adjusted net loss should not be considered as substitutes for GAAP metrics such as gross profit, operating loss, net loss, or any other performance measures derived in accordance with GAAP and may not be comparable to similar measures used by other companies.

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

The reconciliations of gross profit to adjusted gross profit for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Total revenue	$54,571	$53,039	$1,532	2.9%	$110,247	$112,917	(2,670)	(2.4%)
Cost of revenue	43,874	44,849	(975)	(2.2%)	86,047	92,962	(6,915)	(7.4%)
Gross profit	10,697	8,190	2,507	30.6%	24,200	19,955	4,245	21.3%
Less:
Servicing costs	1,103	1,131	(28)	(2.5%)	2,093	2,337	(244)	(10.4%)
Underwriting fees	480	423	57	13.5%	948	910	38	4.2%
Adjusted gross profit	$9,114	$6,636	2,478	37.3%	$21,159	$16,708	4,451	26.6%

The reconciliations of net loss to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,410)	$(10,344)	$(15,524)	$(16,383)
Add back:
Interest expense and other fees	4,098	4,405	9,287	8,686
Interest income	(427)	—	(1,047)	—
Change in fair value of warrant liability	(257)	(2,323)	(389)	(5,412)
Provision for income taxes	14	65	34	100
Depreciation and amortization on property and equipment and capitalized software	235	186	432	308
Impairment of leased assets	254	866	806	315
Loss on partial extinguishment of debt	—	—	2,391	—
Stock-based compensation expense	2,213	1,857	4,303	2,946
Adjusted EBITDA	$(280)	$(5,288)	$293	$(9,440)

The reconciliations of net loss to adjusted net loss for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,410)	$(10,344)	$(15,524)	$(16,383)
Change in fair value of warrant liability	(257)	(2,323)	(389)	(5,412)
Stock-based compensation expense	2,213	1,857	4,303	2,946
Adjusted net loss	$(4,454)	$(10,810)	$(11,610)	$(18,849)

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Our principal sources of liquidity are our cash and cash equivalents and availability under our RLOC. Our primary uses of cash include purchases of assets held for lease and funding of ongoing operations.

Our ability to fund future operating needs will be dependent on our ability to generate positive cash flows from operations and obtain financing for growth, as needed. We believe our unrestricted cash and available borrowings under our RLOC is sufficient to meet our liquidity needs for the next 12 months. We believe we will meet longer-term (beyond 12 months) cash requirements through a combination of available cash on hand, cash flows generated from operations and availability under our RLOC.

The following table presents our cash, cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$38,228	$65,430
Restricted cash	3,343	4,411
Total cash, cash equivalents and restricted cash	41,571	69,841

The following table presents cash used in operating, investing, and financing activities during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$69,841	$96,431
Net cash provided by (used in):
Operating activities	(8,551)	(1,759)
Investing activities	(519)	(998)
Financing activities	(19,200)	(6,420)
Cash, cash equivalents and restricted cash at end of period	$41,571	$87,254

The increase in cash used in operating activities for the 2023 period compared to the 2022 period was primarily the result of an increase in gross originations, partially offset by a decrease in net book value of property buyouts and a decline in the fair value of our public warrants and private warrants. The decrease in cash used in investing activities for the 2023 compared to the 2022 period is primarily due to a decrease in capitalized software additions. The increase in cash used in financing activities in the 2023 period compared to the 2022 period is primarily due to the $25,000 repayment on the Term Loan partially offset by a decrease in principal repayments on the RLOC.

Financing Arrangements

Senior Secured Term Loan and RLOC

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a Credit Agreement with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a RLOC. The RLOC had a commitment of $125,000 that the lenders had the right to increase to $250,000. Total outstanding principal under the RLOC was $64,067 at June 30, 2023. The RLOC has a 90% advance rate on eligible accounts receivable.

In addition, in connection with a prior amendment to the Credit Agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (the “Term Loan”) commitment of up to $50,000. We drew down the full $50,000 of the Term Loan on December 4, 2020. The Term Loan bore interest at LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as PIK interest. Total outstanding principal and PIK interest under the Term Loan was $29,650 at June 30, 2023. Prior to the most recent amendment, the Term Loan was scheduled to mature on December 4, 2023.

The Credit Agreement contains certain financial covenants including minimum Adjusted EBITDA levels, minimum tangible net worth, minimum liquidity and compliance with a total advance rate, which were amended in connection with the most recent amendment in March 2023.

On March 6, 2023, we entered into the 15th amendment to the Credit Agreement. As part of the amendment, the maturity date of the RLOC and Term Loan was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The spread on the RLOC was increased to 8.5% from 7.5% while the spread on the term loans remained at 8%. Additionally, effective April 1, 2023, the benchmark rate for RLOC and Term Loan was changed from LIBOR to SOFR, subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10%. Additionally, the interest rate for PIK interest on the Term Loan is (A) if Liquidity (as defined in the Credit Agreement) is greater than $25,000, 4.5% and (B) if Liquidity is less than $25,000, to 6%.

In connection with the amendment to the Credit Agreement, we repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.01 per share, which vests upon the earliest to occur of September 6, 2023 or a Change of Control. In addition, under the terms of the Credit Agreement, we may be required to grant an additional 80,000 shares of common stock at the same exercise price under the warrant agreement if any amount of the principal balance of the Term Loan remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. If granted, such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company.

As of June 30, 2023 and December 31, 2022, we were in compliance with all covenants of the Credit Agreement. For additional information on our loan obligations, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2023 were as follows:

	Payments Due by Period
(in thousands)	Total	2023-2024	2025	Thereafter
RLOC (1)	$81,348	$13,482	$67,866	$—
Term Loan (2)	40,449	8,331	32,118	—
Operating lease commitments	700	530	170	—
Total	$122,497	$22,343	$100,154	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of approximately 13.8% as of June 30, 2023.
(2) Future cash obligations include scheduled interest payment due based on the interest rate of 13.3%, plus 4.5% PIK interest, as of June 30, 2023.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We evaluate our significant estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

There have been no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.

Emerging Growth Company

As of June 30, 2023, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1,235,000, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700,000 of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1,000,000 in non-convertible debt securities during the previous three years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

We are exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources and other risks.

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

As of June 30, 2023 and December 31, 2022, we have variable rate interest bearing debt with a principal amount of $93,717 and $111,783, respectively.

Effective April 1, 2023, both the RLOC and the Term Loan replaced LIBOR with SOFR, subject to a 3% floor plus a 0.10% credit adjustment spread. In connection with the 15th amendment to the Credit Agreement, the spread on the RLOC was increased from 7.5% to 8.5% per annum. As of June 30, 2023, the interest rate on our RLOC was 13.8%.

Our Term Loan is a variable rate loan that accrues interest at a variable rate of interest based on SOFR, subject to a 3% floor, plus 8% per annum. The spread was unchanged in connection with the 15th amendment to the Credit Agreement. As of June 30, 2023, the interest rate on our Term Loan was 13.3%.

Inflation Risk

Although we believe that inflation has indirectly impacted our business by negatively impacting consumer spending and the sales of our key merchants, we do not believe that inflation has directly had, or currently directly has, a material effect on our results of operations or financial condition.

Foreign Currency Risk

We had no material foreign currency risk for the three and six months ended June 30, 2023 and 2022. Our activities to date are conducted only in the United States.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023, due to the existence of two outstanding material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of December 31, 2022 and 2021 and for the years in the two-year period ended December 31, 2022, and which are still being remediated.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become involved with various legal proceedings. Refer to the information contained under the heading “Litigation risk” in Note 12 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
•Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•The ultimate effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty.
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

We depend on continued relationships with Wayfair and other key merchant partners. Our top merchant partner, Wayfair, represented approximately 56% and 62% of our gross originations during the three months ended June 30, 2023 and 2022, respectively and 53% and 60% of our gross originations during the six months ended June 30, 2023 and 2022, respectively. Our top ten merchants in the aggregate represented approximately 82.1% and 81.4% of our gross originations during the three months ended June 30, 2023 and 2022, respectively and 80.5% and 81.4% of our gross originations during the six months ended June 30, 2023 and 2022, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchants shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or other key merchants, including risks related to the macroeconomic environment, consumer spending changes, inflation, COVID-19, supply chain issues (including availability of raw materials from Russia and Ukraine), access to capital markets, labor shortages or other risks they may be facing with respect to their industry, business or results of operations. For example, inflation and supply chain issues due to among other factors, the Russia-Ukraine war coupled with the banking crisis in March 2023 and fears of a global recession, negatively impacted the sales of many of our merchants, including Wayfair, during the three and six months ended June 30, 2023, which in turn contributed to a decline in our gross origination volume during those periods. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, our results of operations, financial condition and future prospects will be negatively impacted.

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

We generate substantially all of our revenue through payments on leases we provide to consumers to purchase the merchandise of our merchants and we bear the risk of non-payment or late payments by our customers. As such, the success of our business is dependent on consumers making payments on their leases when due. We primarily provide leases to non-prime consumers who do not have sufficient cash or credit to purchase home furnishings, automotive goods, electronics, computers, and other durable goods. The ability of these consumers to make payments to us when due may be impacted by a variety of factors, such as loss of employment, the emergence of significant unforeseen expenses as well as factors affecting consumer spending. Consumer spending is also affected by general economic conditions and other factors including levels of employment, disposable consumer income,resumption of student loan repayments, inflation, prevailing interest rates, regulatory uncertainty, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, banking crisis and fears of further banking crisis, war and fears of war (including the conflict involving Russia and Ukraine), pandemics (such as COVID-19), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, during 2022 inflation increased rapidly, and although inflation appears to have started to moderate during the first half of 2023, it still remains at levels not seen in 40 years. Food, energy, residential rent, and other costs have increased, reflecting a tight labor market and supply chain issues. Unfavorable changes in factors affecting discretionary spending for non-prime consumers as a result of one or more of these factors could reduce demand for our products and services resulting in lower revenue and negatively impacting our business and our financial results. In addition to reducing demand for our products, these factors may unfavorably impact our customers' ability or willingness to make the payments they owe us, resulting in increased customer payment delinquencies and lease merchandise write-offs and decreased gross margins, which could also materially and adversely impact our business, financial condition and results of operations.

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

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by general economic conditions and other factors, including, the significant increase in inflation in the U.S. which has reached levels not seen in 40 years, continued supply chain disruptions, the banking crisis in March 2023, the U.S. economy experiencing a potential prolonged recession and potential widespread job losses may mean that our decisioning tools may not function as intended. As a result, we may approve relatively more customers that are not able to perform, which would lead to increased incidence and costs related to impairment of property held for lease. When there are unexpected changes to consumer spending patterns, our decisioning process typically requires more frequent adjustments and the application of management analysis of the interpretation and adjustment of the results produced by our decisioning tools. Due to the challenging macro environment in recent months, for example, we expect we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to customer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

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

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our results of operations, financial condition, and prospects.

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

We have incurred substantial indebtedness. As of June 30, 2023, the total aggregate indebtedness under the senior secured Term Loan and RLOC, of Katapult SPV-1 LLC (the “Borrower”) was approximately $93.7 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). On March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we refinanced our indebtedness with the Lender and repaid $25.0 million of principal on our outstanding term loan. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Credit Agreement and to make payments on our indebtedness as they become due.

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

Failure to comply with any of these covenants or other obligation or agreement under the Credit Agreement that is not cured within the specified period under the Credit Agreement would result in an event of default under the agreement and, if such event of default occurs before December 5, 2023, would require us to grant an additional 80,000 shares of our common stock with an exercise price of $0.25 per share under the warrant we issued to the Lender in connection without amendment to the Credit Agreement. In such event, if we are unable to negotiate with our Lender for a waiver or dispensation under the agreement, we would not be able to borrow under the Credit Agreement and our Lender would have the right to terminate the loan commitments under the Credit Agreement and accelerate repayment of all obligations under the Credit Agreement that would become due and payable immediately, which would have a material adverse effect on our business, results of operations and financial position. If we do not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement, the Lender has the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations.

A Change of Control as defined by our Credit Agreement could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Under our Credit Agreement, all of the outstanding loans are required to be prepaid in full (together with accrued and unpaid interest and prepayment premium) and the RLOC will terminate if a Change of Control (as defined in the Credit Agreement) occurs that is not approved by the Lender. A Change of Control includes the occurrence of the following: (i) any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, but excluding any employee benefit plan of such person or its subsidiaries, and any person or entity acting in its capacity as trustee, agent or other fiduciary or administrator of any such plan) becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, except that a person or group shall be deemed to have “beneficial ownership” of all securities that such person or group has the right to acquire (such right, an “option right”), whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of 35% or more of the equity securities of Katapult Holdings, Inc. entitled to vote for members of the board of directors (on a fully-diluted basis (and taking into account all such securities that such person or group has the right to acquire pursuant to any option right), and (ii) certain changes in the composition of our board of directors occurs during a twenty-four month period which were not recommended or approved by at least a majority of directors who were directors at the beginning of such twenty-four month period. Further, if a Change of Control occurs when the Term Loan is still outstanding before December 5, 2023, we will be required to grant an additional 80,000 shares of our common stock at an exercise price of $0.25 per share under the warrant issued to the Lender in connection without amendment to the Credit Agreement.

Subsequent to December 31, 2022, and in connection with the 15th amendment of our Credit Agreement, we repaid $25.0 million of principal on our outstanding Term Loan. As of June 30, 2023, we had $64.1 million of principal outstanding under the RLOC. In addition, we had borrowings under our Term Loan of $29.7 million (including capitalized PIK interest) as of June 30, 2023.

If any specified Change of Control occurs and the Lender accelerates these obligations, we may not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement.

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We incurred a net loss of approximately $6.4 million and $15.5 million during the three and six months ended June 30, 2023. In addition, we generated a net loss of approximately $10.3 million and $16.4 million during the three and six months ended June 30, 2022. As of June 30, 2023, our accumulated deficit was approximately $92.2 million. In the fourth quarter of 2022 and continuing throughout the first half of 2023, we implemented a number of cost savings initiatives that we expect will significantly reduce operating expenses in the near term after giving effect to certain severance costs incurred in the first quarter of 2023. However, we may need to increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

Federal and state agencies have increased their focus on consumer financial products and services. State law enforcement agencies and regulators appear to have increased their scrutiny of entities operating within the personal property rental-purchase, or “lease-to-own”, industry. For example, in July 2023, the Consumer Financial Protection Bureau recently filed a case in federal district court in Utah again Snap Finance alleging, in summary, that certain RTO transaction were credit transactions falling under federal law. Further, the California Department of Financial Protection and Innovation (“DFPI”) has issued subpoenas and is conducting investigations into practices of entities operating within the personal property rental-purchase industry. Similarly, state attorneys general also appear to have increased their scrutiny of the industry. As of the date of this filing, the Company has not received investigatory demands from California DFPI or state attorneys general. However, there can be no assurance that the Company will not be included in future actions of the same or similar nature and, if it is, that it would not lead to an enforcement action, consent order, or substantial costs, including legal fees, fines, penalties, and remediation expenses.

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

The material weaknesses identified during the December 31, 2021 audit relate to (1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, and (2) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted. These material weaknesses had not been remediated as of June 30, 2023.

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

Additional Risks Relating to Ownership of Company Securities

Our failure to meet the continued listing requirement of Nasdaq could result in delisting of our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On April 21, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below $1.00 per share, which is the minimum closing bid price required for continued listing. In accordance with Nasdaq rules, we have 180 calendar days from the date of the Notice, or until October 18, 2023, to regain compliance with the minimum closing bid price requirement. In order to regain compliance, our common stock must trade above $1.00 per share for a minimum of 10 consecutive business days.

On July 27, 2023, we effected a 1-for-25 Reverse Stock Split of the our Common Stock with the intention of increasing the per share market price of our Common Stock to meet the minimum per share price requirement for continued listing on Nasdaq. There can be no assurance that we will be able to continue to comply with Nasdaq's minimum per share price requirement or other continued listing standards in the future. If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our securities. In the event our Common Stock is delisted from Nasdaq, such a delisting would likely have a negative effect on the price of our securities, including our Common Stock, and would impair your ability to sell or purchase our securities when you wish to do so. In addition, in the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow any of our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with Nasdaq’s listing requirements.
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

The ultimate effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty.

The ultimate effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the expected benefits for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of our Common Stock will proportionally increase the market price of our Common Stock, we cannot assure you that the Reverse Stock Split will increase the market price of our Common Stock by a multiple of the Reverse Stock Split ratio or result in any permanent or sustained increase in the market price of our Common Stock. The market price of our Common Stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 517,286, and as of June 30, 2023, there were 93,600 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

Outstanding warrants to purchase an aggregate of 513,300 shares of our common stock became exercisable 30 days after the completion of the Merger. Each warrant entitles the holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, in connection with the amendment to the Credit Agreement in March 2023, we issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vests upon the earliest to occur of September 6, 2023 and a Change of Control. In addition, we may be required to grant an additional 80,000 shares of common stock at the same exercise price under the warrant upon the earlier to occur of (i) December 5, 2023, so long as any amount of the principal balance of the Term Loan remains outstanding, (ii) an Acquisition (as defined in the Warrant) of us and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. Such shares will become vested upon the first to occur of (i) three months after the grant date and (ii) an Acquisition of us. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Not applicable.

ITEM 6. EXHIBITS

Exhibit #	Description
3.1
Second Amended and Restated Certificate of Incorporation of the Company, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).

3.1.1
Certificate of Amendment to the Katapult Holdings, Inc. Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on July 27, 2023).

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

Date:	August 9, 2023	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)