Form 10-Q
period 2023-09-30
Katapult Holdings, Inc.
filed 2023-11-08
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of November 3, 2023: 4,065,175.

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
•anticipating rapid technological changes, including generative AI and other new technologies;
•complying with laws and regulations applicable to our business, including laws and regulations related to rental purchase transactions;
•staying abreast of modified or new laws and regulations applying to our business, including with respect to rental purchase transactions and data privacy;
•maintaining and growing relationships with merchants and partners;
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
•other events or factors, including those resulting from civil unrest, war, foreign invasions (including the conflict involving Russia and Ukraine and Israel-Hamas conflict), terrorism, or public health crises, or responses to such events;
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
September 30, 2023

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,187	$65,430
Restricted cash	6,682	4,411
Property held for lease, net of accumulated depreciation and impairment (Note 3)	53,581	50,278
Prepaid expenses and other current assets	6,777	8,515
Total current assets	99,227	128,634
Property and equipment, net (Note 4)	427	557
Security deposits	91	91
Capitalized software and intangible assets, net (Note 5)	2,060	1,847
Right-of-use assets (Note 8)	498	772
Total assets	$102,303	$131,901
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$735	$1,264
Accrued liabilities (Note 6)	15,747	14,532
Term loan (Note 7)	—	25,000
Unearned revenue	2,124	1,552
Lease liabilities (Note 8)	297	382
Total current liabilities	18,903	42,730
Revolving line of credit, net (Note 7)	60,397	57,639
Term loan, net, non-current (Note 7)	24,543	23,057
Other liabilities	131	902
Lease liabilities, non-current (Note 8)	218	445
Total liabilities	104,192	124,773
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,065,175 and 3,943,423 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	93,225	83,804
Accumulated deficit	(95,114)	(76,676)
Total stockholders' (deficit) equity	(1,889)	7,128
Total liabilities and stockholders' (deficit) equity	$102,303	$131,901

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Rental revenue	$54,481	$49,260	$163,079	$160,075
Other revenue	769	1,081	2,418	3,183
Total revenue	55,250	50,341	165,497	163,258
Cost of revenue	42,439	38,417	128,486	131,379
Gross profit	12,811	11,924	37,011	31,879
Operating expenses:
Servicing costs	1,100	1,025	3,193	3,362
Underwriting fees	422	419	1,370	1,330
Professional and consulting fees	1,169	2,697	5,447	8,244
Technology and data analytics	1,639	2,421	5,263	7,286
Compensation costs	5,117	6,752	17,942	18,599
General and administrative	2,664	3,276	8,344	10,733
Total operating expenses	12,111	16,590	41,559	49,554
Income (loss) from operations	700	(4,666)	(4,548)	(17,675)
Loss on partial extinguishment of debt	—	—	(2,391)	—
Interest expense and other fees	(4,264)	(5,074)	(13,551)	(13,760)
Interest income	287	223	1,334	223
Change in fair value of warrant liability	382	381	771	5,793
Loss before income taxes	(2,895)	(9,136)	(18,385)	(25,419)
Provision for income taxes	(19)	(73)	(53)	(173)
Net loss	$(2,914)	$(9,209)	$(18,438)	$(25,592)

Weighted average common shares outstanding - basic and diluted	4,130	3,936	4,059	3,926

Net loss per common share - basic and diluted	$(0.71)	$(2.34)	$(4.54)	$(6.52)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at December 31, 2022	3,943	$—	$83,804	$(76,676)	$7,128
Issuance of warrants in connection with Credit Agreement amendment	—	—	4,060	—	4,060
Vesting of restricted stock units	106	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(20)	—	(317)	—	(317)
Stock-based compensation expense	—	—	5,678	—	5,678
Adjustment due to the rounding impact from the Reverse Stock Split in lieu of issuing fractional shares	36	—	—	—	—
Net loss	—	—	—	(18,438)	(18,438)
Balances at September 30, 2023	4,065	$—	$93,225	$(95,114)	$(1,889)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at December 31, 2021	3,903	$—	$77,642	$(36,843)	$40,799
Impact of ASC 842 adoption	—	—	—	(1,962)	(1,962)
Stock options exercised	11	—	65	—	65
Vesting of restricted stock units	30	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(7)	—	(293)	—	(293)
Stock-based compensation expense	—	—	4,753	—	4,753
Net loss	—	—	—	(25,592)	(25,592)
Balances at September 30, 2022	3,937	$—	$82,167	$(64,397)	$17,770

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at June 30, 2023	4,021	$—	$91,920	$(92,200)	$(280)
Vesting of restricted stock units	12	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(4)	—	(70)	—	(70)
Stock-based compensation expense	—	—	1,375	—	1,375
Adjustment due to the rounding impact from the Reverse Stock Split in lieu of issuing fractional shares	36	—	—	—	—
Net loss	—	—	—	(2,914)	(2,914)
Balances at September 30, 2023	4,065	$—	$93,225	$(95,114)	$(1,889)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at June 30, 2022	3,933	$—	$80,404	$(55,188)	$25,216
Stock options exercised	—	—	5	—	5
Vesting of restricted stock units	5	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(1)	—	(49)	—	(49)
Stock-based compensation expense	—	—	1,807	—	1,807
Net loss	—	—	—	(9,209)	(9,209)
Balances at September 30, 2022	3,937	$—	$82,167	$(64,397)	$17,770

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,438)	$(25,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,439	89,093
Net book value of property buyouts	18,909	24,783
Impairment expense	15,356	11,928
Change in fair value of warrants liability	(771)	(5,793)
Stock-based compensation	5,678	4,753
Loss on partial extinguishment of debt	2,391	—
Amortization of debt discount	2,147	3,278
Amortization of debt issuance costs, net	211	271
Accrued PIK Interest	1,208	1,508
Amortization of right-of-use assets	274	271
Change in operating assets and liabilities:
Property held for lease	(127,327)	(105,741)
Prepaid expenses and other current assets	1,738	(382)
Accounts payable	(529)	872
Accrued liabilities	734	159
Lease liabilities	(312)	(306)
Unearned revenues	572	(638)
Net cash used in operating activities	(7,720)	(1,536)
Cash flows from investing activities:
Purchases of property and equipment	(10)	(164)
Additions to capitalized software	(753)	(1,203)
Net cash used in investing activities	(763)	(1,367)
Cash flows from financing activities:
Proceeds from revolving line of credit	10,916	9,935
Principal repayments on revolving line of credit	(8,054)	(21,661)
Principal repayment on term loan	(25,000)	—
Payments of deferred financing costs	(34)	—
Repurchases of restricted stock	(317)	(293)
Proceeds from exercise of stock options	—	65
Net cash used in financing activities	(22,489)	(11,954)
Net decrease in cash, cash equivalents and restricted cash	(30,972)	(14,857)
Cash, cash equivalents and restricted cash at beginning of period	69,841	96,431
Cash, cash equivalents and restricted cash at end of period	$38,869	$81,574

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,821	$7,954
Cash paid for income taxes	$146	$362
Debt issuance cost included in accrued liabilities	$481	$—
Issuance of warrants to purchase common stock in connection with debt refinancing	$4,060	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,139
Cash paid for operating leases	$390	$382

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

Reverse Stock Split— On July 27, 2023, the Company amended the Second Amended and Restated Certificate of Incorporation to effect, effective as of July 27, 2023, the Reverse Stock Split of our Common Stock. At the effective time of the Reverse Stock Split, every twenty-five shares of our Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of our Common Stock. The Reverse Stock Split was approved by the Company’s stockholders at the Annual Meeting of Stockholders on June 6, 2023 and approved by the Board of Directors on July 11, 2023. The common stock began trading on Nasdaq on a reverse split-adjusted basis on July 28, 2023 under the existing trading symbol “KPLT.”

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

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were entitled to receive fractional shares as a result of the Reverse Stock Split received one full share of post-Reverse Stock Split Common Stock, in lieu of receiving such fractional shares.

The effects of the Reverse Stock Split have been reflected in our condensed consolidated financial statements for all periods presented.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Correction of Prior Period Error

The Company corrected an immaterial error related to the amortization of debt discount during the three and nine months ended September 30, 2022. The correction made during the three and nine months ended September 30, 2022 resulted in an increase of $1,056 and $2,148, respectively, in interest expense and other fees in our condensed consolidated statements of operations and comprehensive loss and a corresponding decrease to debt discount reflected in the term loan line item of our condensed consolidated balance sheets which should have been recorded at September 30, 2022.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates— The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The most significant estimates relate to the selection of useful lives of property and equipment, the selection of useful lives for property held for lease and the related depreciation method, impairments, determination of fair value of stock option grants, the fair value of warrants, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of our condensed consolidated financial statements; therefore, actual results could differ from those estimates.
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

Cash and Cash Equivalents—As of September 30, 2023 and December 31, 2022, cash consists primarily of checking and savings deposits. The Company holds certain cash equivalents, which consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of September 30, 2023, December 31, 2022 and September 30, 2022 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.

The reconciliation of cash, cash equivalents and restricted cash is as follows:

	September 30,	December 31,	September 30,
	2023	2022	2022
Cash and cash equivalents	$32,187	$65,430	$77,162
Restricted cash	6,682	4,411	4,412
Total cash, cash equivalents and restricted cash	$38,869	$69,841	$81,574

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

Impairment of Long-Lived Assets— The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three and nine months ended September 30, 2023 or 2022, respectively.

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

Other Revenue— Other revenue consists primarily of asset sales revenue related to the sale of property held for lease, transfer of related lease obligations and past due lease payments. During the nine months ended September 30, 2023, the Company continued to advance its strategy to focus on additional opportunities to generate revenue, which includes the sale of property held for lease to third parties. The sale of property held for lease is now considered recurring and ordinary in nature to the Company’s business. As such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of revenue, presented on a gross basis. We recognized revenue from sales of property held for lease of $685 and $1,046 for the three months ended September 30, 2023 and 2022, respectively, and $2,158 and $3,081, for the nine months ended September 30, 2023 and 2022, respectively.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company remains in a cumulative tax loss position for the 36 months ended September 30, 2023, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of September 30, 2023 and December 31, 2022.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022, no accrued interest or penalties are included on the related tax liability line in our condensed consolidated balance sheets.

Net (Loss) Income Per Share– The Company calculates basic and diluted net (loss) income per share attributable to common stockholders using the two-class method required for companies with participating securities.

Under the two-class method, basic net (loss) income per share available to stockholders is calculated by dividing the net (loss) income available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders during the three and nine months ended September 30, 2023 and 2022, respectively.

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

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the three and nine months ended September 30, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of total revenue. As of December 31, 2022, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.

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
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT
Property held for lease, net of accumulated depreciation and impairment consists of the following:

	September 30,	December 31,
	2023	2022
Property held for lease	$239,775	$289,800
Less: accumulated depreciation and impairment	(186,194)	(239,522)
Property held for lease, net	$53,581	$50,278
The table below details our cost of revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense related to property held for lease	$30,544	$26,457	$89,759	$88,587
Net book value of property buyouts	5,988	5,743	18,909	24,783
Impairment charges related to property held for lease, net	4,841	4,438	15,356	11,928
Other (1)	1,066	1,779	4,462	6,081
Total cost of revenue	$42,439	$38,417	$128,486	$131,379
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.
Substantially all property held for lease, net is on-lease as of September 30, 2023 and December 31, 2022.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30,	December 31,
	2023	2022
Computer, office and other equipment	$822	$813
Computer software	80	80
Furniture and fixtures	100	100
Leasehold improvements	252	252
	1,254	1,245
Less: accumulated depreciation	(827)	(688)
Property and equipment, net	$427	$557

We recognized depreciation expense related to property and equipment, net of $46 and $47 for the three months ended September 30, 2023 and 2022, respectively, and $139 and $140 for the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative in our condensed consolidated statements of operations and comprehensive loss.
5.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	September 30,	December 31,
	2023	2022
Capitalized software	$3,344	$2,591
Domain name	16	16
	3,360	2,607
Less: accumulated amortization	(1,300)	(760)
Capitalized software and intangible assets, net	$2,060	$1,847

We recognized amortization expense for capitalized software and intangible assets of $201 and $152 for the three months ended September 30, 2023 and 2022, respectively, and $540 and $366 for the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative in our condensed consolidated statements of operations and comprehensive loss.
The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net, exclusive of software not yet placed in service, as of September 30, 2023:

Year	Future Amortization Expense of Capitalized Software and Intangible Assets, Net
2023	$194
2024	657
2025	241
2026	20
$1,112
As of September 30, 2023 and December 31, 2022, $932 and $398 of capitalized software was not yet placed in service, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
6.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	September 30,	December 31,
	2023	2022
Bonus accrual	$3,311	$2,376
Sales tax payable	6,495	5,582
Unfunded lease payable	4,001	4,159
Interest payable	140	118
Other accrued liabilities	1,800	2,297
Total accrued liabilities	$15,747	$14,532
7.DEBT

On March 6, 2023, the Company entered into the 15th amendment to the loan and security agreement (as amended the “Credit Agreement”). As part of the amendment, the maturity date of the RLOC and the senior secured term loan (“Term Loan”) was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The spread on the RLOC was increased to 8.5% from 7.5%, while the spread on the Term Loan remained at 8.0%. Additionally, effective April 1, 2023 ,the Secured Overnight Financing Rate (“SOFR”) replaced the London Interbank Offered Rate (“LIBOR”), plus a 0.10% credit adjustment spread, for both the RLOC and the Term Loan’s benchmark rate for interest rate calculations. As of September 30, 2023, the interest rates for the RLOC and Term Loan, were 13.9% and 17.9%, respectively, (which includes the 4.5% interest rate applicable to interest paid-in-kind (“PIK”) with respect to the Term Loan).

In connection with the 15th amendment to the Credit Agreement, the Company repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares (after the Reverse Stock Split) of the Company’s common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. The issuance of warrants is accounted for equity and included in total stockholders’ deficit in our condensed consolidated balance sheet. In addition, the Company may be required to grant an additional 80,000 shares of common stock at the same exercise price under the warrant if any amount of the principal balance of the Term Loan remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company, and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. If issued, such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company. In conjunction with the 15th amendment to the Credit Agreement, the Company incurred a loss on partial extinguishment of debt of $2,391 during the nine months ended September 30, 2023. The loss on partial extinguishment of debt is attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $25,000 of outstanding principal on the Term Loan.

In addition, the 15th amendment also updated certain financial covenants, including the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants.

A reconciliation of the outstanding principal to the carrying amount of the RLOC is as follows::

	September 30,	December 31,
	2023	2022
Principal balance	$60,860	$57,998
Less: Unamortized issuance costs	(463)	(359)
Total carrying amount	$60,397	$57,639

The issuance costs are amortized over the life of the RLOC and included in interest expense and other fees in our condensed consolidated statements of operations and comprehensive loss.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
A reconciliation of the outstanding principal to the carrying amount of the Term Loan is as follows:

	September 30,	December 31,
	2023	2022
Principal balance	$25,000	$50,000
PIK	4,993	3,785
Less: Unamortized debt discount and issuance costs	(5,450)	(5,728)
Total carrying amount	$24,543	$48,057
The interest rate for PIK interest on the Term Loan (as defined in the Credit Agreement) is (A) if Liquidity is greater than $25,000, 4.5% or (B) if Liquidity is less than $25,000, 6%. We recognized amortization expense related to the Term Loan discount and issuance costs of $555 and $1,171 for the three months ended September 30, 2023 and 2022, respectively, and $2,147 and $3,278 for the nine months ended September 30, 2023 and 2022, respectively. Amortization of debt discount and issuance costs is included in interest expense and other fees in our condensed consolidated statements of operations and comprehensive loss.
The RLOC and Term Loan are also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants.

The Credit Agreement also requires the Company to maintain the financial covenants with respect to Minimum Adjusted EBITDA (as defined in the Credit Agreement), Minimum Tangible Net Worth, Minimum Liquidity and compliance with the Total Advance Rate (as defined in the Credit Agreement). As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants.
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

The Company leases office space in Plano, TX and New York, NY under operating leases with a non-cancelable lease term which end in November 2023 and June 2025, respectively. Lease expenses are included in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. The following is a schedule of future minimum lease payments required under the non-cancelable leases as of September 30, 2023, reconciled to the present value of operating lease liabilities:

Year	Future Minimum Lease Payments
2023	$114
2024	334
2025	170
Total future minimum lease payments	$618
Less: Interest	(103)
Total present value of lease liabilities	$515

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Lease Liabilities— Lease liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Current portion of lease liabilities	$297	$382
Long-term lease liabilities, net of current portion	218	445
Total lease liabilities	$515	$827
We recognized rent expense for operating leases of $140 and $134, for the three months ended September 30, 2023 and 2022, respectively and $407 and $400 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had a weighted average remaining lease term of 1.7 years and a weighted average discount rate of 9.25%.
9.STOCK-BASED COMPENSATION
The Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

2014 Plan

In accordance with the 2014 Plan, the board of directors of Legacy Katapult could grant equity awards to officers, employees, directors and consultants for common stock. There were no stock options or other equity awards granted during 2023 and 2022. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years. No equity awards have been granted under the 2014 Plan since October 2020 and no new equity awards are expected to be granted under the 2014 Plan.
Stock Options
A summary of the status of the stock options under the 2014 Plan as of September 30, 2023, and changes during the nine months then ended is presented below (adjusted after the Reverse Stock Split):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	322,855	$7.50	6.3	$5,479
Granted	—	—
Exercised	—	—
Forfeited	(375)	$87.50
Balance - September 30, 2023	322,480	$7.25	5.6	$3,742
Exercisable - September 30, 2023	322,480	$7.25	5.6	$3,742
Unvested - September 30, 2023	—	$—	5.6	$—
No stock options were exercised during the nine months ended September 30, 2023. The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $241.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
2021 Plan

On June 9, 2021, the 2021 Plan, which was previously approved by the board of directors and stockholders, became effective.

In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSA”), restricted stock unit awards (“RSU”) and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based and/or performance-based vesting conditions. Awards granted under the 2021 Plan generally vest over one to four years depending upon the grantee. Following the effect of the 1-for-25 Reverse Stock Split, the total number of common stock authorized for issuance under our 2021 Plan is 92,628.

Stock Options

A summary of the status of the stock options under the 2021 Plan as of September 30, 2023, and changes during the nine months then ended is presented below (adjusted after the Reverse Stock Split):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	13,864	$261.25	8.5	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance - September 30, 2023	13,864	$261.25	7.8	$—
Exercisable - September 30, 2023	10,109	$261.25	7.8	$—
Unvested - September 30, 2023	3,755	$261.25	7.8	$—
As of September 30, 2023, total compensation cost not yet recognized related to unvested stock options was $604, which is expected to be recognized over a period of 1.1 years. No stock options were granted under the 2021 Plan during the nine months ended September 30, 2023 and 2022.

Restricted Stock Units

Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant.

A summary of the status of the RSUs under the 2021 Plan as of September 30, 2023, and changes during the nine months then ended is presented below (adjusted after the Reverse Stock Split):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	245,645	$59.50
Granted	182,694	20.50
Vested	(105,807)	58.75
Forfeited	(26,337)	63.00
Outstanding - September 30, 2023	296,195	$46.75

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Stock-Based Compensation Expense— We recognized stock-based compensation expense of $1,375 and $1,807 for the three months ended September 30, 2023 and 2022, respectively, and $5,678 and $4,753 for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense is included in compensation costs in our condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2023, there was $9,185 of unrecognized compensation costs related to unvested RSU’s. This amount is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of vested RSUs as of their respective vesting dates were $1,708.
10.INCOME TAXES

We recorded an income tax provision of $19 and $73 for the three months ended September 30, 2023 and 2022, respectively, and $53 and $173 for the nine months ended September 30, 2023 and 2022, respectively. The income tax provisions for the three and nine months ended September 30, 2023 and 2022 relates predominately to state income taxes due to the Company’s estimated taxable income for the year. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 is different than the statutory rate primarily due to changes in the Company’s valuation allowance. The Company’s effective tax for the nine months ended September 30, 2023 and 2022 was primarily driven by expected state income taxes.
As of December 31, 2022, the Company had U.S. federal net operating loss carryforward of $136,200 that expire at various dates from 2032 through 2037 and includes $100,500 that have an unlimited carryforward period. As of December 31, 2022, the Company has U.S. state and local net operating loss carryforwards of $92,200 that expire from 2023 to 2041.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended September 30, 2023, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of September 30, 2023 and December 31, 2022.
11.NET LOSS PER SHARE

As discussed in Note 7, the Company issued a warrant to purchase up to 80,000 shares of the Company common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. In addition, the Company may be required to grant an additional 80,000 shares of common stock at the same exercise price under the warrant if any amount of the principal balance of the Term Loan remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company, and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. If issued, such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company. The warrant was considered exercisable for 80,000 shares for little to no consideration and the shares are therefore included in basic shares outstanding at their issuance date. The additional 80,000 warrants were excluded as the contingency associated with their issuance has not been met.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Public warrants	500,000	500,000	500,000	500,000
Private warrants	13,300	13,300	13,300	13,300
Stock options	336,345	337,335	336,345	337,335
Unvested restricted stock units	296,195	240,160	296,195	240,160
Warrants issued in connection with 15th amendment to Credit Agreement	80,000	—	80,000	—
Total common stock equivalents	1,225,840	1,090,795	1,225,840	1,090,795
12.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of September 30, 2023 and December 31, 2022.

Except as set forth below, the Company and its subsidiaries are not a party to, and their properties are not the subject of, any material pending legal proceedings.

DCA Litigation

On April 9, 2021, Daiwa Corporate Advisory LLC (“DCA”), filed a complaint filed in the Supreme Court of the State of New York, New York County. The complaint relates to an April 11, 2018 letter agreement (the “Letter Agreement”) entered into by DCA and Legacy Katapult. Among other things, DCA alleges that Katapult breached its obligations to (i) provide DCA a right of first refusal to act as the “exclusive financial advisor” with respect to the 2020 sales transaction and the 2020 PIPE transaction, (ii) pay DCA fees in connection with such advisory roles, and (iii) pay a $100 termination fee when it terminated the Letter Agreement. DCA seeks damages in an amount to be determined by trial and seeks attorneys’ fees and costs, an award of pre- and- post -judgment interest, and such other and further relief as the Court deems just and proper.

On September 12, 2022, DCA filed a motion seeking summary judgment as to its claims, and on September 13, 2022, the Company filed a motion seeking summary judgment as to DCA’s first cause of action. The parties subsequently filed opposition and reply briefs and unsuccessfully attempted to resolve the matter via mediation. On September 6, 2023, the Court issued its decision and order on the motions, granting in part each party’s motion. It found that (1) Katapult breached its obligation to offer DCA the opportunity to act as its advisor on the 2020 sale transaction but that a triable question of fact remains regarding the damages, if any, caused by the breach (2) Katapult did not breach the contract with respect to its failure to offer DCA the opportunity to act as its advisor on the 2020 PIPE transaction; and (3) a triable question of fact remains regarding whether Katapult breached any obligations regarding the termination fee. On October 2, 2023, the Company filed a notice of appeal of the decision denying it summary judgment regarding the 2020 sale transaction. The Company intends to vigorously defend against the claims in this action.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Shareholder Litigation

On August 27, 2021, a putative class action lawsuit, captioned McIntosh v. Katapult Holdings, Inc., et al, was filed in the U.S. District Court for the Southern District of New York. The operative second amended complaint was filed on November 4, 2022 against against Katapult Holdings, Inc., three current and former Company officers, and two FinServ officers. The second amended complaint alleges violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, and seeks an unspecified amount of damages on behalf of persons and entities that (a) beneficially owned and/or held FinServ common stock as of the close of business on May 11, 2021 and were eligible to vote at FinServ’s June 7, 2021 special meeting (the “FinServ Putative Class”); or (b) purchased or otherwise acquired Katapult securities between June 15, 2021 and August 9, 2021, inclusive (the “Katapult Putative Class”). On May 26, 2022, the Court appointed a lead plaintiff, but on August 8, 2023, the court dismissed the Katapult Putative Class’ claims which were under Sections 10(b) and 20(a) and dismissed two current and former Company officers from the case. The Court declined to dismiss certain of the FinServ Putative Class’s claims under Sections 14(a) and 20(a). The Company and the remaining defendants intend to vigorously defend against the claims in this action.

On August 25, 2022, a purported Company stockholder filed a putative class action lawsuit, captioned Saunders v. Einbinder, et al., against directors and officers of FinServ Acquisition Corp. (“FinServ”) and FinServ Holdings LLC in the Delaware Court of Chancery. The operative amended complaint was filed on January 27, 2023, alleging that defendants breached their fiduciary duties by making false and misleading disclosures to induce FinServ stockholders to approve FinServ’s merger with Katapult. On March 13, 2023, the Court granted the parties’ stipulation to dismiss FinServ Holdings LLC from the case and amended the caption as In re FinServ Acquisition Corp. SPAC Litigation. The remaining defendants’ motion to dismiss the complaint is pending.

The Company has not recorded any loss or gain contingencies associated with the shareholder litigation as it is not probable or reasonably estimable at September 30, 2023.
13.FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of its warrant liability, RLOC, and Term Loan.
The estimated fair value of the Company’s RLOC and Term Loan were as follows:

	September 30, 2023			December 31, 2022
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
RLOC	$60,860	$60,397	$63,857	$57,998	$57,639	$58,708
Term Loan	29,993	24,543	33,307	53,785	48,057	56,828
	$90,853	$84,940	$97,164	$111,783	$105,696	$115,536
The estimated fair values of the Company’s RLOC and Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

There were no assets measured at fair value on a recurring basis as of September 30, 2023 or December 31, 2022. Liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2023
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public (Level 1) & Private Warrants (Level 3)	$131	$128	$—	$3
Total Other Liabilities	$131	$128	$—	$3

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	December 31, 2022
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public (Level 1) & Private Warrants (Level 3)	$902	$875	$—	$27
Total Other Liabilities	$902	$875	$—	$27

During the nine months ended September 30, 2023 and 2022, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

The following table summarizes the activity for the Company’s Warrant liability measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2022	$902
Changes in fair value	(771)
Balance at September 30, 2023	$131
14.SUBSEQUENT EVENTS
The Company evaluated subsequent events from September 30, 2023, the date of these condensed consolidated financial statements, through November 8, 2023, which represents the date our condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. There are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

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

Recent Developments:

Reverse Stock Split
On July 27, 2023, we amended our Certificate of Incorporation to effect, effective as of 5:00 p.m. Eastern Time, the Reverse Stock Split of our Common Stock. At the effective time of the Reverse Stock Split, every twenty-five shares of our Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of our Common Stock. The Reverse Stock Split was approved by our stockholders at the Annual Meeting of Stockholders on June 6, 2023 and approved by our Board of Directors on July 11, 2023. The primary goals of the Reverse Stock Split was to increase the share price in order to meet the minimum per share bid price requirement for continued listing on Nasdaq as well as to improve the perception of our Common Stock as an investment security and make the our Common Stock more attractive to a broader range of institutional investors that may have minimum share price targets for new investments. However, there can be no assurance that the foregoing goals will be realized or maintained. The common stock began trading on Nasdaq on a reverse split-adjusted basis on July 28, 2023 under the existing trading symbol “KPLT.” The effects of the Reverse Stock Split have been reflected in this Quarterly Report on Form 10-Q for all periods presented. For additional information on the Reverse Stock Split, see Note 1 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on
Form 10-Q.

Key Factors and Trends:

Key factors and trends impacting our business are as follows:

•Macroeconomic factors — Since the fourth quarter of 2021 and continuing throughout the nine months ended September 30, 2023, our business has been impacted by a number of macroeconomic factors, including record levels of inflation combined with continued supply chain issues (including availability of raw materials from Russia and Ukraine), the banking crisis in March 2023, as well as fears of a global recession. In response to these trends and the effect it had on our customers, we began tightening our underwriting in fourth quarter of 2021 and have continued throughout the nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, our gross origination volume increased as compared to the prior year periods. The increase in gross originations was predominately a result of higher wallet capture during tax season and due to our mobile app featuring Katapult PayTM., which we launched in the third quarter of 2022, as well as growth from our direct merchants.

We continue to navigate an evolving but still uncertain macroeconomic environment. While there are tailwinds such as better inflation data and a reduced likelihood of a recession in the United States, interest rates remain elevated, lending standards are tight and there is uncertainty surrounding how the resumption of student loan repayments may impact our core consumer’s ability to take on new leases. It is also important to note, however, that over time, lease-to-own solutions have historically benefited when prime credit options become less available. We anticipate that this challenging macroeconomic environment will continue into early 2024 and management will continue to monitor both potential positive and negative business trends relating to the broader macroeconomic environment.

Segment Information

We conduct our business within one business segment, which is defined as providing lease payment options to consumers to obtain durable goods from e-commerce partners. Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

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

The following tables present gross originations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	$	%
Gross Originations	$49,591	$44,100	$5,491	12.5%

Wayfair represented 56% and 54% of gross originations during the three months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Gross Originations	$159,037	$137,136	$21,901	16.0%

Wayfair represented 54% and 58% of gross originations during the nine months ended September 30, 2023 and 2022, respectively.

The increase in gross originations during the three and nine months ended September 30, 2023 was predominately a result of higher wallet capture during tax season and our mobile app featuring Katapult PayTM., which we launched in the third quarter of 2022, as well as growth from our direct merchants. During the three and nine months ended September 30, 2023, we generated $8,549 and $21,913 of gross originations through Katapult PayTM, respectively.

Total Revenue
Total revenue represents the sum of rental revenue and other revenue. The following table presents total revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$55,250	$50,341	$165,497	$163,258

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

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Revenue
Rental revenue	$54,481	$49,260	$5,221	10.6%
Other revenue	769	1,081	(312)	(28.9%)
Total revenue	55,250	50,341	4,909	9.8%
Cost of revenue	42,439	38,417	4,022	10.5%
Gross profit	12,811	11,924	887	7.4%
Operating expenses:
Servicing costs	1,100	1,025	75	7.3%
Underwriting fees	422	419	3	0.7%
Professional and consulting fees	1,169	2,697	(1,528)	(56.7%)
Technology and data analytics	1,639	2,421	(782)	(32.3%)
Compensation costs	5,117	6,752	(1,635)	(24.2%)
General and administrative	2,664	3,276	(612)	(18.7%)
Total operating expenses	12,111	16,590	(4,479)	(27.0%)
Gain (loss) from operations	700	(4,666)	5,366	(115.0%)
Interest expense and other fees	(4,264)	(5,074)	810	(16.0%)
Interest income	287	223	64	28.7%
Change in fair value of warrant liability	382	381	1	0.3%
Loss before income taxes	(2,895)	(9,136)	6,241	(68.3%)
Provision for income taxes	(19)	(73)	54	(74.0%)
Net loss	$(2,914)	$(9,209)	$6,295	(68.4%)

Weighted average common shares outstanding - basic and diluted	4,130	3,936	194	4.9%

Net loss per common share - basic and diluted	$(0.71)	$(2.34)	$1.63	(69.7%)

Rental revenue. The increase in rental revenue was primarily the result of an increase in gross cash collections (due to higher year-over-year gross originations) during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Write-offs as a percentage of total revenue was 9.3% and 8.1% during the three months ended September 30, 2023 and 2022, respectively.

Other revenue. The decrease in other revenue was primarily the result of a decrease in proceeds from lease sales during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Gross profit. The increase in gross profit was primarily due to a decline in early lease buyouts and stronger collections and underwriting performance. Gross profit as a percentage of total revenue decreased to 23.2% for the three months ended September 30, 2023 compared to 23.7% for the same period in 2022.

Professional and consulting fees. The decrease in professional and consulting fees was primarily driven by a decrease in consulting, accounting and recruiting fees as part of our operating expense reduction initiatives during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Technology and data analytics. The decrease in technology and data analytics was primarily due to a reduction in employee and developer headcount, as part of our operating expense reduction initiatives.

Compensation costs. The decrease in compensation costs was primarily due to a decrease in employee headcount during the first quarter of 2023 as part of our operating expense reduction initiatives and a decrease in stock compensation related to the vesting of restricted stock awards during the three months ended September 30, 2023. Total stock-based compensation expense decreased $432 period-over-period.

General and administrative. The decrease in general and administrative expenses was primarily due to a decrease in insurance related costs, marketing and advertising costs and software related expenses during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

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

Net loss. The decrease in net loss was due to the changes noted above.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenue
Rental revenue	$163,079	$160,075	$3,004	1.9%
Other revenue	2,418	3,183	(765)	(24.0%)
Total revenue	165,497	163,258	2,239	1.4%
Cost of revenue	128,486	131,379	(2,893)	(2.2%)
Gross profit	37,011	31,879	5,132	16.1%
Operating expenses:
Servicing costs	3,193	3,362	(169)	(5.0%)
Underwriting fees	1,370	1,330	40	3.0%
Professional and consulting fees	5,447	8,244	(2,797)	(33.9%)
Technology and data analytics	5,263	7,286	(2,023)	(27.8%)
Compensation costs	17,942	18,599	(657)	(3.5%)
General and administrative	8,344	10,733	(2,389)	(22.3%)
Total operating expenses	41,559	49,554	(7,995)	(16.1%)
Income (loss) from operations	(4,548)	(17,675)	13,127	(74.3%)
Loss on partial extinguishment of debt	(2,391)	—	(2,391)	—%
Interest expense and other fees	(13,551)	(13,760)	209	(1.5%)
Interest income	1,334	223	1,111	498.2%
Change in fair value of warrant liability	771	5,793	(5,022)	(86.7%)
Loss before income taxes	(18,385)	(25,419)	7,034	(27.7%)
Provision for income taxes	(53)	(173)	120	(69.4%)
Net loss	$(18,438)	$(25,592)	$7,154	(28.0%)

Weighted average common shares outstanding - basic and diluted	4,059	3,926	133	3.4%

Net loss per common share - basic and diluted	$(4.54)	$(6.52)	$1.98	(30.4%)

Rental revenue. The increase in rental revenue was primarily the result of an increase in gross cash collections (due to higher year-over-year gross originations) during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Write-offs as a percentage of total revenue was 9.0% and 6.9% during the nine months ended September 30, 2023 and 2022, respectively. The increase in write-offs as a percentage of total revenue was due to seasonal patterns.

Other revenue. The decrease in other revenue was primarily the result of a decrease in lease sales during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Gross profit. The increase in gross profit was was primarily due to a decline in early lease buyouts and stronger collections and underwriting performance during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 partially offset by an increase in impairment expense during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Gross profit as a percentage of total revenue increased to 22.4% for the nine months ended September 30, 2023 compared to 19.5% for the same period in 2022.

Servicing Costs. The decrease in service costs was primarily due to the decrease in overall call center headcount, as part of our operating expense reduction initiatives.

Professional and consulting fees. The decrease in professional and consulting fees was primarily driven by a decrease in consulting, accounting and recruiting fees as part of our operating expense reduction initiatives partially offset by an increase in legal fees during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Technology and data analytics. The decrease in technology and data analytics was primarily due to a reduction in employee and developer headcount, as part of our operating expense reduction initiatives.

Compensation costs. The decrease in compensation costs during the nine months ended September 30, 2023 was primarily due to the previously mentioned head count reduction during the three months ended March 31, 2023 partially offset by an increase in stock-based compensation related to the vesting of restricted stock awards during the nine months ended September 30, 2023, which increased $925 period-over-period, as well as by a one-time severance related to headcount reductions during the nine months ended September 30, 2023, as part of our operating expense reduction initiatives.

General and administrative. The decrease in general and administrative expenses was primarily due to a decrease in insurance related costs, marketing and advertising costs and software related expenses during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Loss on partial extinguishment of debt. During the nine months ended September 30, 2023, we recorded a $2,391 loss on partial extinguishment of debt, primarily as a result of our debt refinancing in March 2023.

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

The reconciliations of gross profit to adjusted gross profit for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Total revenue	$55,250	$50,341	$4,909	9.8%	$165,497	$163,258	2,239	1.4%
Cost of revenue	42,439	38,417	4,022	10.5%	128,486	131,379	(2,893)	(2.2%)
Gross profit	12,811	11,924	887	7.4%	37,011	31,879	5,132	16.1%
Less:
Servicing costs	1,100	1,025	75	7.3%	3,193	3,362	(169)	(5.0%)
Underwriting fees	422	419	3	0.7%	1,370	1,330	40	3.0%
Adjusted gross profit	$11,289	$10,480	809	7.7%	$32,448	$27,187	5,261	19.4%

The reconciliations of net loss to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,914)	$(9,209)	$(18,438)	$(25,592)
Add back:
Interest expense and other fees	4,264	5,074	13,551	13,760
Interest income	(287)	(223)	(1,334)	(223)
Change in fair value of warrant liability	(382)	(381)	(771)	(5,793)
Provision for income taxes	19	73	53	173
Depreciation and amortization on property and equipment and capitalized software	247	198	679	506
Impairment of leased assets	(312)	361	494	677
Loss on partial extinguishment of debt	—	—	2,391	—
Stock-based compensation expense	1,375	1,807	5,678	4,753
Adjusted EBITDA	$2,010	$(2,300)	$2,303	$(11,739)

The reconciliations of net loss to adjusted net loss for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,914)	$(9,209)	$(18,438)	$(25,592)
Add back:
Change in fair value of warrant liability	(382)	(381)	(771)	(5,793)
Stock-based compensation expense	1,375	1,807	5,678	4,753
Adjusted net loss	$(1,921)	$(7,783)	$(13,531)	$(26,632)

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

The following table presents our cash, cash equivalents and restricted cash as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$32,187	$65,430
Restricted cash	6,682	4,411
Total cash, cash equivalents and restricted cash	38,869	69,841

The following table presents cash used in operating, investing, and financing activities during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$69,841	$96,431
Net cash provided by (used in):
Operating activities	(7,720)	(1,536)
Investing activities	(763)	(1,367)
Financing activities	(22,489)	(11,954)
Cash, cash equivalents and restricted cash at end of period	$38,869	$81,574

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

Financing Arrangements

Senior Secured Term Loan and RLOC

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a Credit Agreement with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a RLOC. The RLOC had a commitment of $125,000 that the lenders had the right to increase to $250,000. Total outstanding principal under the RLOC was $60,860 at September 30, 2023. The RLOC has a 90% advance rate on eligible accounts receivable.

In addition, in connection with a prior amendment to the Credit Agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (the “Term Loan”) commitment of up to $50,000. We drew down the full $50,000 of the Term Loan on December 4, 2020. The Term Loan bore interest at LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as PIK interest. Total outstanding principal and PIK interest under the Term Loan was $29,993 at September 30, 2023. Prior to the most recent amendment, the Term Loan was scheduled to mature on December 4, 2023.

The Credit Agreement contains certain financial covenants including minimum Adjusted EBITDA levels, minimum tangible net worth, minimum liquidity and compliance with a total advance rate, which were amended in connection with the most recent amendment in March 2023.

On March 6, 2023, we entered into the 15th amendment to the Credit Agreement. As part of the amendment, the maturity date of the RLOC and Term Loan was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The spread on the RLOC was increased to 8.5% from 7.5% while the spread on the Term Loan remained at 8%. Additionally, effective April 1, 2023, the benchmark rate for RLOC and Term Loan was changed from LIBOR to SOFR, subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10%. Additionally, the interest rate for PIK interest on the Term Loan is (A) if Liquidity (as defined in the Credit Agreement) is greater than $25,000, 4.5% and (B) if Liquidity is less than $25,000, to 6%.

In connection with the amendment to the Credit Agreement, we repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. In addition, under the terms of the Credit Agreement, we may be required to grant an additional 80,000 shares of common stock at the same exercise price under the warrant agreement if any amount of the principal balance of the Term Loan remains outstanding upon the earlier to occur of (i) December 5, 2023, (ii) an Acquisition of the Company and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. If granted, such shares will become vested upon the first to occur of (i) three months after the grant date or (ii) an Acquisition of the Company.

As of September 30, 2023 and December 31, 2022, we were in compliance with all covenants of the Credit Agreement. For additional information on our loan obligations, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2023 were as follows:

	Payments Due by Period
(in thousands)	Total	2023-2024	2025	Thereafter
RLOC (1)	$75,295	$10,785	$64,510	$—
Term Loan (2)	39,507	7,038	32,469	—
Operating lease commitments	618	448	170	—
Total	$115,420	$18,271	$97,149	$—

(1) Future cash obligations include scheduled interest payments due based on the interest rate of approximately 13.9% as of September 30, 2023.
(2) Future cash obligations include scheduled interest payments due based on the interest rate of 17.9%, including 4.5% PIK interest, as of September 30, 2023.

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

Emerging Growth Company

As of September 30, 2023, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1,235,000, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700,000 of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1,000,000 in non-convertible debt securities during the previous three years.

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

As of September 30, 2023 and December 31, 2022, we have variable rate interest bearing debt with a principal amount of $90,853 and $111,783, respectively.

Effective April 1, 2023, both the RLOC and the Term Loan replaced LIBOR with SOFR, subject to a 3% floor plus a 0.10% credit adjustment spread. In connection with the 15th amendment to the Credit Agreement, the spread on the RLOC was increased from 7.5% to 8.5% per annum. As of September 30, 2023, the interest rate on our RLOC was 13.9%.

Our Term Loan is a variable rate loan that accrues interest at a variable rate of interest based on SOFR, subject to a 3% floor, plus 8% per annum. The spread was unchanged in connection with the 15th amendment to the Credit Agreement. As of September 30, 2023, the interest rate on our Term Loan was 17.9%, which includes 4.5% PIK interest.

Inflation Risk

Although we believe that inflation has indirectly impacted our business by negatively impacting consumer spending and the sales of our key merchants, we do not believe that inflation has directly had, or currently directly has, a material effect on our results of operations or financial condition.

Foreign Currency Risk

We had no material foreign currency risk for the three and nine months ended September 30, 2023 and 2022. Our activities to date are conducted only in the United States.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023, due to the existence of two outstanding material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of December 31, 2022 and 2021 and for the years in the two-year period ended December 31, 2022, and which are still being remediated.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal and Compliance Risks

•Failure or perceived failure to comply with existing or future state and/or federal laws, regulations, rules, contracts, self-regulatory schemes, standards, and other obligations including those related to lease-to-own, data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products or services, limit their use or adoption, and otherwise negatively affect our operating results and business.

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

We depend on continued relationships with Wayfair and other key merchant partners. Our top merchant partner, Wayfair, represented approximately 56% and 54% of our gross originations during the three months ended September 30, 2023 and 2022, respectively and 54% and 58% of our gross originations during the nine months ended September 30, 2023 and 2022, respectively. Our top ten merchants in the aggregate represented approximately 85% and 78% of our gross originations during the three months ended September 30, 2023 and 2022, respectively and 81% and 79% of our gross originations during the nine months ended September 30, 2023 and 2022, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchants shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or other key merchants, including risks related to the macroeconomic environment, consumer spending changes, inflation, pandemics (such as COVID-19), supply chain issues (including availability of raw materials from Russia and Ukraine), access to capital markets, labor shortages or other risks they may be facing with respect to their industry, business or results of operations. For example, inflation and supply chain issues due to among other factors, the Russia-Ukraine war coupled with the banking crisis in March 2023 and fears of a global recession, negatively impacted the sales of many of our merchants, including Wayfair, during the three and nine months ended September 30, 2023, which in turn contributed to a decline in our gross origination volume during those periods. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, our results of operations, financial condition and future prospects will be negatively impacted.

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

We generate substantially all of our revenue through payments on leases we provide to consumers to obtain the merchandise of our merchants and we bear the risk of non-payment or late payments by our customers. As such, the success of our business is dependent on consumers making payments on their leases when due. We primarily provide leases to non-prime consumers who do not have sufficient cash or credit to obtain home furnishings, automotive goods, electronics, computers, and other durable goods. The ability of these consumers to make payments to us when due may be impacted by a variety of factors, such as loss of employment, the emergence of significant unforeseen expenses as well as factors affecting consumer spending. Consumer spending is also affected by general economic conditions and other factors including levels of employment, disposable consumer income, resumption of student loan repayments, inflation, prevailing interest rates, regulatory uncertainty, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, banking crisis and fears of further banking crisis, war and fears of war (including the conflict involving Russia and Ukraine), pandemics (such as COVID-19), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, during 2022 inflation increased rapidly, and although inflation appears to have started to moderate and stabilize during the first nine months of 2023, it still elevated. Food, energy, residential rent, and other costs have increased, reflecting a tight labor market and supply chain issues. Unfavorable changes in factors affecting discretionary spending for non-prime consumers as a result of one or more of these factors could reduce demand for our products and services resulting in lower revenue and negatively impacting our business and our financial results. In addition to reducing demand for our products, these factors may unfavorably impact our customers' ability or willingness to make the payments they owe us, resulting in increased customer payment delinquencies and lease merchandise write-offs and decreased gross margins, which could also materially and adversely impact our business, financial condition and results of operations.

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

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by general economic conditions and other factors, including, the significant increase in inflation in the U.S. during 2022, which remains elevated, continued supply chain disruptions, the banking crisis in March 2023, the U.S. economy experiencing a potential prolonged recession and potential widespread job losses may mean that our decisioning tools may not function as intended. As a result, we may approve relatively more customers that are not able to perform, which would lead to increased incidence and costs related to impairment of property held for lease. When there are unexpected changes to consumer spending patterns, our decisioning process typically requires more frequent adjustments and the application of management analysis of the interpretation and adjustment of the results produced by our decisioning tools. Due to the challenging macro environment in recent months, for example, we expect we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to customer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

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

We provide an additional lease-to-own financing option for qualified consumers seeking to obtain durable goods from e-commerce merchants. If consumers do not trust our brand or do not have a positive experience, they will not use our products and services and be unable to attract or retain merchants. In addition, our ability to attract new consumers and merchants is highly dependent on our reputation and on positive recommendations from our existing customers and merchants. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive customer referrals that we receive and the number of new and repeat customers. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

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

We have incurred substantial indebtedness. As of September 30, 2023, the total aggregate indebtedness under the senior secured Term Loan and RLOC, of Katapult SPV-1 LLC (the “Borrower”) was approximately $90.9 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). On March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we refinanced our indebtedness with the Lender and repaid $25.0 million of principal on our outstanding term loan. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Credit Agreement and to make payments on our indebtedness as they become due.

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

Subsequent to December 31, 2022, and in connection with the 15th amendment of our Credit Agreement, we repaid $25.0 million of principal on our outstanding Term Loan. As of September 30, 2023, we had $60.9 million of principal outstanding under the RLOC. In addition, we had borrowings under our Term Loan of $30.0 million (including capitalized PIK interest) as of September 30, 2023.

If any specified Change of Control occurs and the Lender accelerates these obligations, we may not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement.

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We incurred a net loss of approximately $2.9 million and $18.4 million during the three and nine months ended September 30, 2023. In addition, we generated a net loss of approximately $9.2 million and $25.6 million during the three and nine months ended September 30, 2022. As of September 30, 2023, our accumulated deficit was approximately $95.1 million. In the fourth quarter of 2022 and continuing throughout the first half of 2023, we implemented a number of cost savings initiatives that we expect will significantly reduce operating expenses in the near term after giving effect to certain severance costs incurred in the first quarter of 2023. However, we may need to increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

The material weaknesses identified during the December 31, 2021 audit relate to (1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, and (2) a lack of controls in place to review journal entries, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted. These material weaknesses had not been remediated as of September 30, 2023.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, in March 2023 a global banking crisis led to significant volatility in the capital markets, as well as fears of further contagion and recession. Similarly, the ongoing military conflict between Israel and Hamas and Russia and Ukraine has had, and is expected to continue to have, global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also adversely affect discretionary spending for non-prime consumers, which could reduce demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

On April 21, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below $1.00 per share, which is the minimum closing bid price required for continued listing. In accordance with Nasdaq rules, we had 180 calendar days from the date of the Notice, or until October 18, 2023, to regain compliance with the minimum closing bid price requirement. In order to regain compliance, our common stock had to trade above $1.00 per share for a minimum of 10 consecutive business days.

On July 27, 2023, we effected a 1-for-25 Reverse Stock Split of the our Common Stock with the intention of increasing the per share market price of our Common Stock to meet the minimum per share price requirement for continued listing on Nasdaq and we were in compliance with the minimum closing bid requirements as of August 10, 2023. There can be no assurance that we will be able to continue to comply with Nasdaq's minimum per share price requirement or other continued listing standards in the future. If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our securities. In the event our Common Stock is delisted from Nasdaq, such a delisting would likely have a negative effect on the price of our securities, including our Common Stock, and would impair your ability to sell or purchase our securities when you wish to do so. In addition, in the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow any of our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with Nasdaq’s listing requirements.
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

The ultimate effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the expected benefits for any meaningful period of time, or at all. While the Reverse Stock Split had the effect of increasing the market price of our Common Stock, we cannot assure you that it will result in permanent or sustained increase in the market price of our Common Stock. Further, as a result of the Reverse Stock Split, our “float” or the number of shares that are available to the public for purchase has been substantially reduced which, in itself, may cause more volatility or limit the ability of potential investors from owning our stock. The market price of our Common Stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.

The price of our securities may change significantly in the future and stockholders could lose all or part of their investment as a result.

The trading price of our common stock and public warrants is likely to be volatile and the trading price of our securities have experienced extreme volatility and a significant decline. The securities markets have experienced significant volatility as macroeconomic conditions, such as high inflation and the ongoing geopolitical conflicts including those between Russia and Ukraine and in the Middle East. Market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. Our operating results have been below and could continue to be below the expectations of public market analysts and investors due to a number of potential factors, including:

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
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, geopolitical conflict (including the conflict involving Russia and Ukraine and the Israel-Hamas conflict), pandemics (including COVID-19), acts of terrorism or responses to these events.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 517,286, and as of September 30, 2023, there were 92,628 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

Outstanding warrants to purchase an aggregate of 513,300 shares of our common stock became exercisable 30 days after the completion of the Merger. Each warrant entitles the holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, in connection with the amendment to the Credit Agreement in March 2023, we issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. In addition, we may be required to grant an additional 80,000 shares of common stock at the same exercise price under the warrant upon the earlier to occur of (i) December 5, 2023, so long as any amount of the principal balance of the Term Loan remains outstanding, (ii) an Acquisition (as defined in the Warrant) of us and (iii) an Event of Default occurs under the Credit Agreement prior to December 5, 2023. Such shares will become vested upon the first to occur of (i) three months after the grant date and (ii) an Acquisition of us. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Date:	November 8, 2023	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)