Form 10-K
period 2023-12-31
Katapult Holdings, Inc.
filed 2024-04-24
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-39116
Katapult Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4424170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5360 Legacy Drive, Building 2 Plano, TX	75024
(Address of principal executive offices)	(Zip Code)
(833) 528-2785
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KPLT	The Nasdaq Stock Market LLC
Redeemable Warrants	KPLTW	The Nasdaq Stock Market LLC
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.          Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

Based on the closing sale price of $22.50 (adjusted for reverse stock split) for our common stock on The Nasdaq Global Market on June 30, 2023, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately 47.2 million. This calculation excludes shares of the registrant's common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the registrant's common stock outstanding as of April 22, 2024 was 4,086,162.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2024 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
KATAPULT HOLDINGS, INC.

2023 FORM 10-K ANNUAL REPORT

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
•customer adoption and continued growth of our mobile app featuring Katapult Pay;
•the timing and impact of our growth initiatives on our future financial performance and the impact of our new executive hires and brand strategy;
•anticipating the occurrence and timing of prime lending tightening and impact on our results of operations;
•general economic conditions in the markets where we operate, the cyclical nature of customer spending, and seasonal sales and spending patterns of customers;
•factors affecting customer spending that are not under our control, including, among others, levels of employment, disposable customer income, inflation, prevailing interest rates, customer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions, political conditions, and customer perceptions of personal well-being and security and willingness and ability of customers to pay for the goods they lease through us when due;
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
•data security breaches or other information technology incidents or disruptions, including cyber-attacks, and the protection of confidential, proprietary, personal and other information, including personal data of customers;
•attracting and retaining employees, executive officers or directors;
•effectively responding to general economic and business conditions;
•obtaining additional capital, including equity or debt financing and servicing our indebtedness;
•enhancing future operating and financial results;
•anticipating rapid technological changes, including generative artificial intelligence and other new technologies;
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
•impacts of new U.S. federal income tax laws;
•identifying material weaknesses in our internal control over financial reporting which, if not remediated, could affect the reliability of our consolidated financial statements;
•successfully defending litigation;
•litigation, regulatory matters, complaints, adverse publicity and/or misconduct by employees, vendors and/or service providers;
•other events or factors, including those resulting from civil unrest, war, foreign invasions (including the conflict involving Russia and Ukraine and Israel-Hamas conflict), terrorism, public health crises and pandemics (such as COVID-19), or responses to such events;
•our ability to meet the minimum requirements for continued listing on the Nasdaq Global Market ("Nasdaq"); and
•the effects of the reverse stock split on our common stock.

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

Basis of Presentation

Katapult Holdings, Inc., formerly known as FinServ Acquisition Corp. (“FinServ”), was incorporated in the state of Delaware in August 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 9, 2021 the merger and related transactions were completed and in connection with the closing of the merger, FinServ changed its name to Katapult Holdings, Inc.

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

EXPLANATORY NOTE

Restatement Background

As described in the Company's Current Report on Form 8-K filed with the SEC on April 2, 2024, during the preparation of the Company's consolidated financial statements for the year ended December 31, 2023, the Company determined that due to the adjustment required to rental revenue and sales tax payable included in accrued liabilities, the Company's previously issued financial statements described below were materially misstated.

As a result of the above, the Company determined that its previously issued financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 should no longer be relied upon. Further, the Company’s unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarterly periods within the year ended December 31, 2022 (the “2022 Quarterly Reports”), as well as the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarterly periods within the year ended December 31, 2023 (the “2023 Quarterly Reports”) should also no longer be relied upon.

Restatement of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 includes consolidated financial statements as of and for the years ended December 31, 2023 and 2022, as well as the relevant unaudited interim financial information for the quarters in the years ended December 31, 2023 and 2022. The Company has restated certain information within this Annual Report on Form 10-K, including the consolidated financial statements as of and for the year ended December 31, 2022, and the relevant unaudited interim financial information for the quarterly periods in 2022 and 2023. In addition to the restatement errors described above, the Company has corrected certain items that were concluded as immaterial, individually and in the aggregate, to the consolidated financial statements for the year ended December 31, 2022 and quarters in 2022 and 2023.

See Note 2 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for additional information related to the 2022 Consolidated Financial Statements restatement including descriptions of the errors and the impact to our consolidated financial statements. Please also see Note 16 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report for our restatement of unaudited interim condensed consolidated financial statements for 2022 and 2023.

Reliance on Prior Consolidated Financial Statements

The Company has not amended and does not plan to amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K. Accordingly, the consolidated financial statements and related financial information contained in such previously filed or furnished reports should no longer be relied upon.

Part I
Item 1. Business

Company Overview

We are a technology driven lease-to-own ("LTO") platform that integrates with omnichannel retailers and
e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime customers. We were founded and incorporated in Delaware in 2012. We primarily operate within the virtual LTO market, which is estimated to have a total addressable market opportunity of $50 - $60 billion. Based on our 2023 gross originations, we believe that we currently capture less than 1% market share.

A lease-to-own transaction is a flexible alternative for customers to obtain and enjoy merchandise with no long-term obligation. Our LTO platform offers customers an alternative to traditional financing of automotive goods, computers, electronics, home furnishings and other durable goods. We provide underserved nonprime consumers access to the durable goods they need.

We believe we are creating a more inclusive economy by transforming the way non-prime customers can purchase durable goods. We have integrated our technology with a variety of leading U.S. durable goods merchants and we offer an innovative, mobile app that features Katapult PayTM, our virtual card technology. By using our integrated LTO solution or Katapult Pay, customers who may be unable to access traditional financing can use our product to shop directly with more than 200 merchant partners. Customers can also choose to shop directly with a growing number of merchants in the Katapult marketplace within our mobile app.

Customers: By offering a best-in-class LTO solution, we have built a loyal and engaged non-prime customer base.

For customers, our process is built to be simple, fast, and transparent. We believe that seeing the good in people is good for business, humanizing the way underserved, non-prime customers are able to acquire the durable goods they need with payment solutions based on fairness and dignity. In line with this, our platform is based on a quick three-step application and a fully automated approval process that generates a decision in five seconds or less. We also offer flexible and transparent terms and we never charge our customers late fees. We believe we provide an affordable path to leasing or purchasing the durable goods that non-prime customers need at a total cost of ownership that is lower than competing lease-to-own products or other financing options that are available to them.

Below is an illustrative timeline depicting the total cost a customer would pay at certain points during the life of a typical lease-to-own transaction:

(1)The total cost a customer may pay in connection with our lease-purchase transaction depends on certain factors, including, but not limited to: (1) total cost limitations, which vary across states and generally range between 2.0 and 2.75 times, depending on the duration of the renewal periods, the cash price, referred to as the Lease Multiple, (2) the maximum length of the renewal periods (typically 10-18 months), (3) whether the early purchase option is exercised, and (4) whether the customer exercises their right to terminate the lease, without penalty if current, thereby ending additional renewal payment obligations. In general, during the first ninety (90) days, our customers have the ability to purchase the good for the cash price of the item plus 5% and any applicable fees (including initial fees, where applicable) and taxes. After ninety (90) days, but prior to reaching the maximum renewal term, the customer may exercise the purchase option at a discount on the remaining lease renewal payments (typically 55–65% of the remaining renewal payments).

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

Other customer benefits include:

•Access to e-commerce retailers. We are a transaction option at checkout for well-known e-commerce merchants such as Casper, Lenovo, SimpleTire and Wayfair.

•Clear path to ownership of durable goods. We empower customers with fair and transparent terms that offer a path to ownership for new and used durable goods with a leasable amount ranging up to $3,500.

•Simple application process. Through an easy 3-step application process requiring basic information inputs and no hard credit check, customers receive approval in five seconds or less.

•Flexible and convenient repayment options with no late fees. Ever. Payments can be automatically charged to the customer’s authorized credit card, checking account, debit card or the customer can make payments directly via our mobile app. Additionally, customers may make additional payments and exercise cost-saving early payment options.

•No long-term commitment. Customers can elect to lease an item for the full term, pay off the lease early, or return the item at any time during the term of the lease. Customers may return the item under the terms of the lease agreement if they do not exercise a purchase option or renew the lease.

•Easy-to-use mobile app. In 2022, we launched our mobile app that enables our customers to interact more easily with Katapult on their iOS or Android mobile devices. By using the app, customers can:
◦Make payments and track their account activity in real-time
◦Use our innovative app feature called Katapult Pay to shop and complete new lease transactions with a variety of merchants such as Amazon, Best Buy and Walmart. Katapult Pay allows customers to use our powerful one-time use virtual credit card technology to facilitate payment to the merchant at check out.

We believe that the work we are doing to create a lease solution that meets the needs of our underserved customer base gives us a strong competitive position among customers across the U.S. Since inception through December 31, 2023, we have approved approximately 2.7 million customers. We had a net promoter score (NPS) of 52 as of December 31, 2023. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors.

Merchants: We provide merchants with a reliable LTO solution that can help them grow their businesses.

For merchants, our LTO solution provides access to a new customer base that historically has not qualified for traditional financing. By helping merchants reach this previously inaccessible customer, we believe we deliver incremental sales to merchants and lower their customer acquisition costs. Ultimately, we believe merchants that work with us and reach this underserved customer segment see higher retail conversion and greater marketing spend efficiency.

Key merchant benefits of working with Katapult include:

•More customers. We help merchants acquire incremental customers from the non-prime segment who otherwise might not be shopping on their site.

•Better conversion. Merchants have the potential to increase customer conversion when they offer our platform as it provides customers an alternative option.

•High rate of repeat customers. Our easy-to-use platform has generated a loyal following of repeat customers (defined as customers who have originated more than one lease with Katapult over their lifetime). During the year ended December 31, 2023, 54.2% of our gross originations were completed with repeat customers.

•Marketing capabilities. We enable merchants to offer non-prime customers a lease-purchase option at the point of sale, which is coupled with Katapult tools and digital resources to attract, identify and educate customers on the Katapult option for paying over time.

•Analytics. We provide merchants with insightful analytics that help them understand payment activities and risk performance associated with non-prime applications. The platform also offers other key insights into customers’ shopping habits to help merchants optimize customer conversion and customer acquisition costs.

•Client success support. Our client success team partners with merchants to analyze and interpret the insights delivered through our LTO platform. Our team conducts in-depth user experience analyses of merchant online storefronts, providing custom recommendations for the ideal mix and display of our product offerings to present to customers in order to optimize average order values and conversion rates.

We typically work with merchants in three key ways. First, we have integrations with leading e-commerce platforms such as BigCommerce, Magento, Shopify and WooCommerce, among others, that allow us to easily and seamlessly integrate with merchants to offer the Katapult LTO as a payment option for customers at checkout.

Second, we have platform integrations with leading prime lenders that allow us to participate in prime lending waterfall partnerships. A waterfall is where the application will flow from the prime lender to other financing and lease-purchase options automatically; this gives customers the best option for their situations. Our prime lender integrations lead to higher approval rates for merchants who have included us as a payment option, helping ensure that customers have payment options at checkout and merchants make the most of every customer site visit. For both of these options, we offer off-the-shelf, integration options that are designed to provide seamless flexibility to merchants seeking efficient and effective rollouts of digital POS solutions.

Third, by leveraging our mobile app feature, Katapult Pay, we allow customers to shop with a growing number of merchants directly in the Katapult marketplace. This accelerated option allows merchants to benefit from our LTO solution with minimal technology lift and a lower initial investment, while giving Katapult more control to own the end-to-end customer experience and improving conversion and repeat purchase rates.

Our largest merchant partner is Wayfair, Inc. ("Wayfair"). We have an agreement with Wayfair Inc., dated November 24, 2020, (the "Wayfair Agreement") whereby we provide Wayfair customers with lease-purchase options for certain Wayfair products directly on Wayfair’s customer website. We originated approximately 52% and 57% of our gross originations for the years ended December 31, 2023 and 2022, respectively through the Wayfair Agreement. The Wayfair Agreement continues for successive two-year terms and may be terminated by either party at any time and for any reason provided that the terminating party provides written notice sixty days prior to the date of termination. The Wayfair Agreement does not prohibit Wayfair from offering lease-to-own options from our competitors. The Wayfair Agreement allows us to benefit from Wayfair’s broad range of product offerings and market ourselves to a larger audience of customers who may seek alternative payment options.

As of December 31, 2023, we have integrated our leasing solution with more than 200 merchants and we offer customers the ability to shop with more than 25 merchants through our Katapult marketplace powered by Katapult Pay. Our top ten merchants in the aggregate represented approximately 81% and 83% of our total gross originations for the years ended December 31, 2023 and 2022, respectively.

Technology: Our proprietary technology is a core pillar of our business.

Technology is at the core of everything we do - from simplifying the customer experience to driving repeat transactions to launching innovative new products that benefit our merchants and customers to managing risk. We utilize modern, cutting-edge technology including sophisticated behavioral machine learning models and cloud-based computing designed to offer a seamless digital customer experience on the front end as well as continually evolving real-time decision engine on the back end.

We were born and bred to be an e-commerce solution for customers and we believe we are the only non-prime customer lease-purchase platform focused on e-commerce. We offer a fully-digital, seamless and differentiated platform driven by proprietary technology and risk models that have been developed over several years. In 2022, we launched our mobile app featuring Katapult Pay. Our proprietary technology behind Katapult Pay gives us the unique ability to quickly and reliably differentiate between leasable and non-leasable items in a customer's cart without an integration with that merchant.

Developer-First Approach to Integration

Our platform can be easily and seamlessly integrated regardless of integration method:

•Platform plug-in: Our platform plug-in is fast and easy to integrate with a number of e-commerce platforms, including Salesforce, Shopify, BigCommerce, Magento, NopCommerce and WooCommerce. Integrations with these platforms allow merchants to offer the Katapult lease-to-own solution as an option at checkout, process our charges in their respective order management systems, and gain access to Katapult's platform-based analytics software while maintaining control over the customer experience.

•Developer documentation. Our developer portal contains extensive developer documentation that makes it easy for developers to integrate via turnkey solutions, custom APIs, hosted programs, or other integrations.

•Direct API: Our application programming interface ("API") enables merchants to fully control the placement and experience of our offering, which we believe aids the seamless integration of our lease-to-own option into the merchant’s existing infrastructure. Our direct API allows for fast integration with minimal investment; merchants can easily connect the platform to their existing online shopping cart. Moreover, we provide a dedicated integration team to ensure efficient rollouts.

•Waterfall partnerships: A waterfall is where the application will flow from the prime lender to other financing and lease-purchase options automatically; this gives the customer the best option for their situation. Our technology supports sophisticated integration with these partners with the goal of ensuring a smooth and efficient customer transaction experience during application and checkout.

Our technology-driven underwriting and risk assessment models create a competitive advantage.

Technology, Engineering Talent and Product Architecture

Our proprietary risk models have been built on alternative data sets, including data from more than 1.3 million lease-to-own transactions and over ten plus years of repayments. Furthermore, the platform’s risk management models are built to utilize artificial intelligence and machine learning to incorporate additional data from new lease-purchase transactions.

Data Driven Performance

Our technology platform combined with data collection, accumulation and analysis provide us with meaningful insights that allow the business to perform better. Additional data from new transactions are continuously incorporated into our risk assessment models, algorithms and business practices, which allows us to improve our risk assessment model, algorithms and business practices over time. We believe this further mitigates repayment and fraud risk. Additionally, we leverage customer preference and activity data to identify opportunities for repeat business, new customer offerings and general performance enhancements.

We use proprietary approval and existing customer modeling to minimize fraud and drive high repayment performance, with the goal of protecting customers, merchants, and Katapult. The platform checks approximately 100 transaction attributes and up to 2,000 data points in aggregate across the fraud detection and risk models, from inputs customers provide and data acquired from other sources.

Proprietary Risk Assessment Models

Our proprietary, end-to-end technology platform has been designed and built to handle high volume and data from
e-commerce transactions. The system is non-FICO based, relying on internally developed scoring and analytics to identify appropriate customers for our LTO offering. Our behavioral learning-based risk models are designed to effectively price risk and provide customized recommendations. The platform considers data beyond traditional credit scores, such as lease history, behavioral biometrics and mobile device information to predict repayment ability, and leverages this with real-time response data.

Our Growth Strategies

We estimate that our addressable market opportunity within the vast virtual lease-to-own market is between $50 and $60 billion. Currently, we capture less than 1% of this market opportunity based on our 2023 gross originations and we believe there is substantial opportunity for growth.

Given our strong competitive positioning, we believe there are several levers we can pull to drive profitable growth. From a customer perspective, we believe we have opportunities to grow our loyal and engaged customer base and from a merchant perspective, we believe we offer a clear and compelling value proposition that will encourage more merchants to adopt our lease-to-own solution. Finally, we also believe that we can continue to leverage our technology and other data assets to create new products and services such as our recent launch of Katapult Pay that will appeal to both customers and merchants alike and create new avenues for business growth.

Our multi-pronged growth strategy is centered on the following near-term focus areas:

Grow Market Share with Merchants

•Deepen relationships with existing merchants. Currently, our transactions represent a modest percentage of the average transaction volume for merchants that have directly integrated our LTO platform. We believe we can increase our gross originations volumes by partnering more closely with merchants that have already adopted our LTO solution. We intend to further leverage our dedicated sales and customer success teams to create unique products and marketing strategies that increase our market share with these merchants and drive gross originations volume higher.

•Direct Integrations with new merchant partners. We have identified a significant amount of large retailers offering durable goods to U.S. customers that could benefit from access to our platform. We plan to pursue business relationships with these merchants, as well as identify and integrate our platform into new or emerging e-commerce systems and lending networks to attract additional merchants.

•Leverage Katapult Pay to drive gross originations volumes higher and increase repeat purchase rates. Since its launch in late 2022, Katapult Pay has become an important feature in our mobile app. We intend to continue to leverage Katapult Pay to expand our marketplace of merchants and help transform our Katapult app into a shopping destination. We believe this will allow us to grow gross originations even if merchants are not able to immediately integrate our lease-to-own solution into their payment flows.

Grow Our Customer Base and Repeat Purchase Rate

•Grow our customer base. While we have approved approximately 2.7 million customers for leases since our inception through December 31, 2023, we believe our addressable market opportunity is considerably larger. We currently acquire the majority of our new customers through merchants, where the Katapult lease-to-own product is a direct checkout payment option or it is presented as a lender waterfall option. We expect to continue to leverage our merchants as a core customer referral source, but we are also developing direct merchant co-marketing initiatives as well as standalone Katapult customer marketing strategies to attract and acquire new customers.

•Drive repeat purchase rates. We aim to continue driving repeat use of our LTO solutions by treating customers with respect, identifying customer needs, focusing on customer satisfaction, and delivering data analytics to merchants to better understand and potentially optimize customer shopping behaviors. In addition to maintaining our high standards for customer satisfaction and brand affinity, we also intend to leverage Katapult Pay to drive repeat purchase rates.

Currently, we are using the Katapult app to market to existing customers and encourage them to enter into additional LTO agreements, driving sales volumes for merchants and gross origination volumes for Katapult. We believe it will be an important tool going forward to help us continue to drive high repeat purchase rates, which were approximately 59.9% for the fourth quarter of 2023. Over time, our goal is to also leverage the feature to create another low-cost customer acquisition channel, which will complement our merchant referral channel and help us grow our customer base.

•Launch innovative solutions that meet the emerging needs of customers. We are focused on bringing new partnerships and innovative products to market that serve non-prime customers. In addition to our mobile app featuring Katapult Pay, we plan to continue product development with the goal of helping non-prime customers access the options they need and helping merchant partners increase conversion and repeat purchase rates.

Unlock the Power of Our Lean and Scalable Financial Model // Scale Our Revenue and Profitability

We have been successful in launching and marketing LTO solutions that address the needs of the non-prime customer primarily through e-commerce point-of-sale solutions. We believe this focus provides an advantage when compared with brick-and-mortar options for non-prime customers because our financial and operating models are efficient and scalable:

•Over time as transaction volume grows, we are positioned to achieve operating leverage. Our model is primarily driven by a technology platform that does not require significant increases in operating overhead to support sales growth.

•We have no inventory risk and offer a drop-ship option. We do not have the costs associated with buying, storing and shipping inventory. Instead, goods are shipped directly to customers.

Over time, we expect to remain focused on maintaining and creating operational efficiencies that will allow us to expand our margins as we achieve revenue growth.

Competition

We compete with national, regional and local operators of LTO stores, virtual LTO companies, traditional and e-commerce retailers (including many that offer layaway programs and/or installment payment options), traditional and online sellers of new and used merchandise, and various types of consumer finance companies that may enable consumers to shop at traditional or online retailers, as well as with rental stores that do not offer their consumers a purchase option.

Seasonality

We experience seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue is moderately seasonal and strongest during the first quarter. This is primarily due to historically higher gross originations during the fourth quarter holiday season. Our first quarter revenue is also impacted by the receipt of our customers in the first quarter of federal and state income tax refunds which historically has led to our customers more frequently exercising the early purchase option on their existing lease agreements or purchasing durable goods during the first quarter of the year. Adverse events that occur during these months could have a disproportionate effect on our financial results for the year.

Employees and Human Capital Resources

At Katapult, our people are our most valuable resource and critical to our success. We believe in an open and collaborative work environment which drives employee accountability and ownership in their performance and development. Our executive management team creates a culture and environment focused on high employee engagement and performance. The Compensation Committee of our board of directors is engaged in the oversight of our employees and compensation practices, and receives regular updates from management on progress and developments, and our executive management team and the Compensation Committee receive regular reports on progress against our people goals.

As of December 31, 2023, we had 90 employees located in the United States. We also engage a limited number of consultants and contractors to supplement our permanent workforce. We have never experienced any work stoppages and maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

Our proprietary technology platform is essential to our core operations. In order to build these proprietary, innovative and secure products, we place a significant emphasis on identifying and employing talented and driven technology-focused professionals and engineers.

We offer competitive compensation and benefits to attract and retain top talent. Our total compensation packages generally include market-competitive salary, bonus, sales commissions and equity awards. As a remote-first company, we are able to attract highly skilled and experienced employees from a broad geographic landscape and offer market competitive compensation packages. At least annually, we review our compensation practices internally and with the assistance of a third-party compensation consultant.

Regulatory

Government Regulation

Our operations are governed by the requirements of numerous federal and state laws, and by the agencies that interpret and enforce those laws. This summary is not intended to be a complete summary of the laws referred to below or of all the laws regulating our operations.

There are currently 46 states, plus the District of Columbia, that have enacted lease-purchase statutes which set forth core requirements for our personal property lease-purchase transactions. These laws dictate our obligations with regard to consumer disclosures, pricing maximums, fees, and marketing, among other requirements. These laws may change, or the agencies charged with overseeing these laws may issue future guidance on the interpretation of these laws that is new, unforeseen, or otherwise conflicts with our current practices. Violations of these state lease-purchase laws can result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations, agency interpretations and guidance, or judicial or administrative decisions concerning the laws governing our operations, and there can be no assurance that future laws, regulations, interpretations or decisions will not have a material adverse effect on our results of operations, financial condition and earnings.

We are also required to be licensed in certain states in order to engage in lease-purchase transactions. While we hold required licenses, such licensing requirements could unexpectedly change which in turn could impact our results of operations, financial condition and earnings.

Regarding federal law, at the present time, no federal law specifically regulates the core lease-purchase transaction offered by us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) does not regulate leases with terms of less than 90 days. Katapult’s lease-purchase transactions carry terms of, at most, month-to-month, and therefore are less than 90 days, such that the transactions do not fall within the transactions specifically covered by Dodd-Frank. These issues notwithstanding, various aspects of our business are governed by federal laws and regulations. For example, the Federal Trade Commission (“FTC”) oversees business practices that are unfair, deceptive or fraudulent to consumers, including within the lease-purchase industry. As such, we seek to ensure that we comply with FTC rules and regulations relating to our operations and we pursue compliance management practices to do so; however, any violation of such rules or regulations could have a material adverse impact on our results of operations, financial condition and earnings.

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

The CCPA is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. The CCPA imposes obligations on covered businesses to provide certain disclosures related to a business’s collection, use and disclosure of personal data and gives California residents the right to, among other things, request disclosure of personal data collected about them and whether that data has been sold to others, request deletion of personal data (subject to certain exceptions), opt out of the sale of their personal data and not be discriminated against for exercising these rights. The CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. A number of other U.S. states also have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. There is also discussion in Congress of a new federal data privacy and security law to which we may become subject if it is enacted. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Furthermore, U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

As a Company, we seek to ensure that all employees act in a legal, ethical and dignified manner and carry out the Company’s business consistent with such standards and consistent with the laws discussed above. See the section titled “Risk Factors” in this Annual Report on Form 10-K for additional information about the laws and regulations to which we are, or may become subject and about the risks to our business associated with such laws and regulations.

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of December 31, 2023, we have one provisional patent application filed covering our Katapult Pay technology and three registered trademarks and one trademark application in the United States.

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

See the section titled “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Corporate Information

Our principal executive offices are located at Katapult Holdings, Inc., 5360 Legacy Drive, Plano, TX 75024, and Katapult’s telephone number is (833) 528-2785. Our website address is www.katapult.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

Available Information

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

Risks Related to Our Business, Strategy and Growth

•A large percentage of our gross originations is concentrated with a single merchant, and any deterioration in the business of, or in our relationship with this merchant or any other key merchant relationship or partner would materially and adversely affect our business, results of operations, financial condition and prospects.

•If we are unable to attract additional merchant partners and retain and grow our relationships with our existing merchant partners, our results of operations, financial condition, and prospects would be materially and adversely affected.

•The success of our business is dependent on customers making payments on their leases when due and other factors affecting customer spending and default behavior that are not under our control.

•Unexpected changes to consumer spending patterns could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.

•Our success depends on the effective implementation and continued execution of our strategies.

•If we fail to maintain customer satisfaction and trust in our brand our business, results of operations, financial condition and prospects would be materially and adversely affected.

•If we are unable to attract new customers and retain and grow our relationships with our existing customers, or if attracting or retaining customers is not cost-efficient, our results of operations, financial condition, and prospects would be materially and adversely affected.

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

•The loan and security agreement (as amended the “Credit Agreement”) governing the total aggregate indebtedness under the senior secured term loan ("Term Loan") and revolving loan facility (the “Credit Facility”) includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

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

•We rely on card issuers and payment processors. If we fail to comply with the applicable requirements of Visa, Mastercard or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

•Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Risks Relating to Our Technology and Our Platform

•Real or perceived software errors, failures, bugs, defects, or outages could adversely affect our business, results of operations, financial condition, and prospects.

•Our results depend on continued integration and support of our platforms (both the Katapult App and our direct and/or waterfall integration technologies) by our merchant partners.

•We rely on third-party merchants to allow access to their stores through our mobile app.

•We are subject to stringent and changing laws, regulations, rules, standards and contractual obligations related to data privacy and security, which could increase the cost of doing business, compliance risks and potential liability and otherwise negatively affect our operating results and business regulations.

•Any significant disruption in, or errors in, service on our platform or relating to vendors, including events beyond our control, could prevent us from processing transactions on our platform or posting payments and have a material and adverse effect on our business, results of operations, financial condition, and prospects.

•Data security breaches or other security incidents with respect to our information technology systems, networks or data, or those of third parties upon which we rely, could result in adverse consequences, including but not limited to regulatory investigations, litigation, fines and penalties, disruption of our business operations, reputational harm, loss of revenue or profits, and loss of customers.

•While we take precautions to prevent customer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of the lease-to-own transactions facilitated through our platform.

•Failure to adequately obtain, maintain, protect, defend and enforce our intellectual property and proprietary rights could harm our business, operating results and financial condition.

Legal and Compliance Risks

•Our business is subject to the requirements of various federal, state and local laws and regulations, which can require significant compliance costs and expose us to government investigations, significant additional costs, fines or other monetary penalties or settlements, and compliance-related burdens.

•We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our businesses. A failure to correctly calculate and pay such taxes, or an unfavorable outcome on uncertain tax positions we may record from time to time, may result in substantial tax liabilities and a material adverse effect on several aspects of our performance.

•If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

•Control deficiencies were initially identified in 2020 in connection with the audit of our financial statements for the years ended December 31, 2019 and 2018 and in the aggregate constituted material weaknesses. We identified additional control deficiencies in 2024 during the preparation of our consolidated financial statements for this annual report for the years ended December 31, 2023 and 2022. These additional control issues fall into the same material weaknesses that were initially identified in 2020. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

•We face risks related to the restatement of our previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2022, as well as for the interim financial periods, which may adversely impact our business.

•Delayed filing of our Annual Report on Form 10-K has made us currently ineligible to use certain registration statements to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions or to issue equity awards.

•We are not in compliance with Nasdaq's requirements for continued listing, and if Nasdaq does not concur that we have adequately remedied our non-compliance with applicable listing rules, our common stock may be delisted from trading on the Nasdaq Global Market, which could have a material adverse effect on us and our stockholders.

•If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis and the market price of our common stock may be adversely affected.

•Changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.

•We are subject to legal proceedings from time to time which seek material damages or otherwise may have a material adverse effect on our business. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business.

Operational Risks Related to Our Business

•Uncertain market and economic conditions have had, and may in the future have, serious adverse consequences on our business, financial condition and share price.

•Failure to effectively manage our costs could have a material adverse effect on our profitability.

•Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and prospects.

•Misconduct and errors by our employees, vendors, and service providers could harm our business and reputation.

•The loss of the services of any of our leadership team could materially and adversely affect our business, results of operations, financial condition, and future prospects.

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

Risks Relating to Our Business and Industry

Risks Related to Our Business, Strategy and Growth

A large percentage of our gross originations is concentrated with a single merchant, and any deterioration in the business of, or in our relationship with, this merchant or any other key merchant relationship or partner would materially and adversely affect our business, results of operations, financial condition, and prospects.

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 47% and 54% of our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into through the Katapult platform and do not represent revenue earned) for the fiscal years ended December 31, 2023 and 2022, respectively. Our top ten merchants in the aggregate represented approximately 81% and 83% of our gross originations for the fiscal years ended December 31, 2023 and 2022, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchants shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or other key merchants, including risks related to the macroeconomic environment, customer spending changes, inflation, prevailing interest rates, customer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions, political conditions, and customer perceptions of personal well-being and security and willingness and ability of customers to pay for the goods they lease through us when due. For example, inflation and supply chain issues due to among other factors, the Russia-Ukraine war coupled with the banking crisis in March 2023, negatively impacted the sales of many of our merchants, including Wayfair, during the year ended December 31, 2023, which in turn contributed to a decline in our gross origination volume during those periods. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, our results of operations, financial condition and prospects will be negatively impacted.

The loss of Wayfair as a merchant partner, in particular, would materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, a material modification in the merchant agreement with Wayfair or a significant merchant could affect our results of operations, financial condition, and prospects.
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

If our relationship with Wayfair or another key merchant deteriorates, they choose to no longer partner with us, or choose to partner with a competitor, or their business is negatively impacted by one or more factors, our business, results of operations, financial condition and prospects will be materially and adversely affected.

If we are unable to attract additional merchant partners and retain and grow our relationships with our existing merchant partners, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success is dependent on our ability to attract new merchant partners and to maintain our relationship with our existing merchant partners and grow our gross originations from those existing merchants through their e-commerce platforms, and also to expand our merchant base. Our ability to attract, retain and grow our relationships with merchants depends on the willingness of our merchants to partner with us. The attractiveness of our platform to merchants depends upon, among other things, our brand and reputation, ability to sustain our value proposition to merchants for customer acquisition, the attractiveness to merchants of our digital and data-driven platform, the services, products and consumer decisioning standards offered by our competitors, and our ability to perform under, and maintain, our merchant agreements.

In addition, competition for smaller merchants has intensified significantly in recent years, with many such merchants simultaneously offering several products and services that compete directly with the products and services offered by us. Having a diversified mix of merchants is important to mitigate risk associated with changing customer spending behavior, economic conditions and other factors that may affect a particular type of retailer. If we fail to retain any of our larger merchants or a substantial number of our smaller merchants, if we do not acquire new merchants, if we do not continually grow our gross originations from our merchants, or if we are not able to retain a diverse mix of merchants, our results of operations, financial condition, and prospects would be materially and adversely affected.

The success of our business is dependent on customers making payments on their leases when due and other factors affecting customer spending and default behavior that are not under our control.

We generate substantially all of our revenue through payments on leases we provide to customers to obtain the merchandise of our merchants and we bear the risk of non-payment or late payments by our customers. As such, the success of our business is dependent on customers making payments on their leases when due. We primarily provide leases to non-prime customers who do not have sufficient cash or credit to obtain home furnishings, automotive goods, electronics, computers, and other durable goods. The ability of these customers to make payments to us when due may be impacted by a variety of factors, such as loss of employment, the emergence of significant unforeseen expenses as well as factors affecting customer spending. Customer spending is also affected by general economic conditions and other factors including levels of employment, disposable customer income, resumption of student loan repayments, inflation, prevailing interest rates, regulatory uncertainty, customer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, banking crisis and fears of further banking crisis, war and fears of war (including the conflict involving Russia and Ukraine and the conflict involving Israel and Hamas), pandemics (such as COVID-19), inclement weather, tariff policies, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and customer perceptions of personal well-being and security. For example, during 2022 inflation increased rapidly, and although inflation appears to have started to moderate and stabilize during 2023, it is still elevated. Food, energy, residential rent, and other costs have increased, reflecting a tight labor market and supply chain issues. Unfavorable changes in factors affecting discretionary spending for non-prime customers as a result of one or more of these factors could reduce demand for our products and services resulting in lower revenue and negatively impacting our business and our financial results. In addition to reducing demand for our products, these factors may unfavorably impact our customers' ability or willingness to make the payments they owe us, resulting in increased customer payment delinquencies and lease merchandise write-offs and decreased gross margins, which could also materially and adversely impact our business, financial condition and results of operations.

If customers are unable or unwilling to pay us due to one or more of these factors, our gross originations may not reflect and/or be directly correlated to our revenue. In addition, if our assumptions around customers’ ability to pay us after we have recognized revenue deteriorate, such deterioration could result in a material impairment, increase our cost of revenue and materially and adversely impact our business, financial condition, results of operations and prospects.

Unexpected changes to consumer spending patterns could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by general economic conditions and other factors, including, continued elevated inflation, continued supply chain disruptions, the banking crisis in March 2023, the U.S. economy experiencing a potential prolonged recession and potential widespread job losses may mean that our decisioning tools may not function as intended. As a result, we may approve relatively more customers that are not able to perform, which would lead to increased incidence and costs related to impairment of property held for lease. When there are unexpected changes to consumer spending patterns, our decisioning process typically requires more frequent adjustments and the application of management analysis of the interpretation and adjustment of the results produced by our decisioning tools. Due to the challenging macro environment in recent months, for example, we expect we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to customer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

Our success depends on the effective implementation and continued execution of our strategies.

We are focused on our mission to provide innovative lease financing solutions to non-prime customers and to enable everyday transactions at the merchant point of sale.

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, we launched our mobile app and Katapult Pay in the third quarter of 2022. In 2023, our mobile app and Katapult Pay accounted for 19% of our gross originations. However, these product enhancements may not continue to generate the additional customer and merchant engagement with our offerings that we expect. If these or other strategic initiatives are not successful longer-term, our competitiveness as well as our business and financial results may be materially and adversely affected. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.

If we fail to maintain customer satisfaction and trust in our brand, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

We provide a lease-to-own financing option for qualified customers seeking to obtain durable goods from e-commerce merchants. If customers do not trust our brand or do not have a positive experience, they will not use our services and be unable to attract or retain merchant partners. In addition, our ability to attract new customers and merchants is highly dependent on our reputation and on positive recommendations from our existing customers and merchants. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive customer referrals that we receive and the number of new and repeat customers. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

If we are unable to attract new customers and retain and grow our relationships with our existing customers, or if attracting or retaining customers is not cost-efficient, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success depends on our ability to generate repeat use and increased gross originations from existing customers and to attract new customers to our platform. Our ability to retain and grow our relationships with our customers depends on the willingness of customers to use our products and services, including our mobile app and Katapult Pay. The attractiveness of our Katapult App to customers depends upon, among other things, the number and variety of our merchants and the mix of products and services available through our platform, our brand and reputation, customer experience and satisfaction, trust and perception of the value we provide, technological innovation, and the services, products and customer decisioning standards offered by our competitors. If we fail to retain our relationship with existing customers, if we do not attract new customers to our platform, products and services, or if we do not continually expand usage, repeat customers and gross originations, our results of operations, financial condition, and prospects would be materially and adversely affected.

We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers, and we expect to continue that focus given the increase in users of our mobile app and Katapult Pay. The portion of our business resulting from our mobile app and Katapult Pay depends to a large extent on app installs and website traffic, which is dependent on many factors, including merchant partner advertising, digital advertising and email advertising. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives, including changes in search engine algorithms which could affect the visibility of our website and mobile app. If we are unsuccessful in accounting for all of these factors, we may be unable to recover our marketing spend and we may not be able to acquire new customers, and our existing customers may reduce the frequency with which they use our platform, any of which could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our results of operations, financial condition, and prospects.

We operate in a highly competitive industry. We face competition from a variety of businesses and new market entrants, including competitors with lease-to-own products for e-commerce goods and other types of digital payment platforms. We face competition from virtual lease-to-own companies, e-commerce retailers (including those that offer layaway programs and title or installment lending), online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at online retailers, as well as with online rental stores that do not offer their customers a purchase option. These competitors may have significantly greater financial and operating resources, greater name recognition and more developed products and services, which may allow them to grow faster. Greater name recognition, or better public perception of a competitor’s reputation, may help the competitor divert market share. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing strategy or lose business. Moreover, prime lenders may loosen their underwriting standards and provide credit to non-prime customers, which would impact our gross origination as well as the credit quality of our customers and our business and results of operations. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with our merchants. An increase in competition could cause our merchants to no longer offer our product and services in favor of our competitors, or to offer our product and the products of our competitors simultaneously, which could slow growth in our business and limit or reduce profitability. Merchants could also develop their own in house product that competes with our product. Furthermore, virtual lease-to-own competitors may deploy different business models, such as direct-to-customer strategies, that forego reliance on merchant relationships that may prove to be more successful.

Our business may also be adversely impacted by, among other issues, other consumer finance companies increasing the availability of credit to our target customer market in response to changes in customer spending habits as a result of macro or other factors. If more credit is available to our target customer market, we will face increased competition, which may negatively impact our gross originations and our business, results of operations, financial condition and prospects.

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

We use data from third parties as part of our proprietary risk model used to assess whether a customer qualifies for a lease-purchase option from a merchant. We are reliant on these third parties to ensure that the data they provide is accurate. Inaccurate data could cause us to not approve transactions that otherwise would have been approved, or instead, approve transactions that would have otherwise been denied and may lead to a higher incidence of bad debts and could have an adverse impact on our results of operations and financial condition.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we build our own technology, using the latest in artificial intelligence and machine learning ("AI/ML"), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. In addition, the product and technological enhancements that we introduce may not function as we intend, or may not generate the benefits that we expect. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our customers and merchants, which could harm our ability to attract customers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to customers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and customer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and prospects could be materially and adversely affected.

Our failure to accurately predict the demand or growth of our new products and technologies also could have a material and adverse effect on our business, results of operations, financial condition, and prospects. New products and technologies are inherently risky, due to, among other things, risks associated with: the product or technology not working, or not working as expected; customer and merchant acceptance; technological outages or failures; and the failure to meet customer and merchant expectations. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. The profile of potential customers using our new products and technologies also may not be as attractive as the profile of the customers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced.

Additionally, we can provide no assurance that we will be able to develop, commercially market, and achieve acceptance of our new products and technologies. In addition, our investment of resources to develop new products and technologies and make changes or updates to our platform may either be insufficient or result in expenses that exceed the revenue actually generated from these new products. Failure to accurately predict demand or growth with respect to our new products and technologies could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

We utilize AI/ML, which could expose us to liability or adversely affect our business.

We use AI/ML, including generative artificial intelligence, in many aspects of our business, including fraud, credit risk analysis, and product personalization. There are significant risks involved in utilizing AI/ML and no assurance can be provided that our use of such AI/ML will enhance our products or services or produce the intended results. The AI/ML models that we use are trained using various data sets. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws and regulations, third-party intellectual property, privacy, or other rights, or contracts to which we are a party. Further, AI/ML, particularly generative artificial intelligence, has been known to produce false or “hallucinatory” inferences or outputs; AI/ML can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI/ML, could impair the acceptance of AI/ML solutions, including those incorporated in our products and services. If the AI/ML tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results.

In addition, regulation of AI/ML is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI/ML and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, customer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI/ML is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws and regulations to AI/ML or are considering general legal frameworks for AI/ML. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI/ML technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI/ML.

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

There is no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. Furthermore, we may be responsible for any legacy liabilities of businesses we acquire or be subject to additional liability in connection with other strategic investments. The existence or amount of these liabilities may not be known at the time of acquisition, or other strategic investment, and may have an adverse effect on our business, results of operations, financial condition, and prospects.

Risks Related to Our Indebtedness

We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness. As of December 31, 2023, the Credit Facility of Katapult SPV-1 LLC (the “Borrower”) was approximately $91.1 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). On March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we refinanced our indebtedness with the Lender and repaid $25.0 million of principal on our outstanding term loan. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Credit Agreement and to make payments on our indebtedness as they become due.

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

On April 24, 2024, the Company entered into the Limited Waiver and 16th Amendment to the Loan and Security Agreement with the Lender (the "16th Amendment"). Pursuant to such 16th Amendment, the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment to the extent such financial statements and certifications were impacted by the restatement. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. Failure to comply with any of these covenants or other obligation or agreement under the Credit Agreement that is not cured within the specified period under the Credit Agreement would result in an event of default under the agreement. In such event, if we are unable to negotiate with our Lender for a waiver or dispensation under the agreement, we would not be able to borrow under the Credit Agreement and our Lender would have the right to terminate the loan commitments under the Credit Agreement and accelerate repayment of all obligations under the

Credit Agreement that would become due and payable immediately, which would have a material adverse effect on our business, results of operations and financial position. If we do not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement, the Lender has the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations.

A Change of Control as defined by our Credit Agreement could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Under our Credit Agreement, all of the outstanding loans are required to be prepaid in full (together with accrued and unpaid interest and prepayment premium) and the revolving line of credit ("RLOC") will terminate if a Change of Control (as defined in the Credit Agreement) occurs that is not approved by the Lender. A Change of Control includes the occurrence of the following: (i) any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, but excluding any employee benefit plan of such person or its subsidiaries, and any person or entity acting in its capacity as trustee, agent or other fiduciary or administrator of any such plan) becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, except that a person or group shall be deemed to have “beneficial ownership” of all securities that such person or group has the right to acquire (such right, an “option right”), whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of 35% or more of the equity securities of Katapult Holdings, Inc. entitled to vote for members of the board of directors (on a fully-diluted basis (and taking into account all such securities that such person or group has the right to acquire pursuant to any option right), and (ii) certain changes in the composition of our board of directors occurs during a twenty-four month period which were not recommended or approved by at least a majority of directors who were directors at the beginning of such twenty-four month period.

In connection with the 15th amendment of our Credit Agreement, we repaid $25.0 million of principal on our outstanding Term Loan. As of December 31, 2023, we had $60.7 million of principal outstanding under the RLOC. In addition, we had borrowings under our term loan of $30.3 million (including capitalized paid-in-kind ("PIK") interest) as of December 31, 2023.

If any specified Change of Control occurs and the Lender accelerates these obligations, we may not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement.

We may not be able to refinance our indebtedness on favorable terms, or at all. Our inability to refinance our indebtedness would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our ability to refinance indebtedness will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, financial condition, results of operations, and prospects.

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We incurred a net loss of approximately $36.7 million and $40.5 million during the fiscal years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, our accumulated deficit was approximately $122.5 million. While our operating expenses decreased for the year ended December 2023 compared to the prior year, we may need to increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

Our revenue and operating results have varied, and may in the future vary, from quarter to quarter and by season. Periods of decline have resulted, and could in the future result, in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to fluctuate in the future due to a number of factors, including general economic conditions in the markets where we operate, the cyclical nature of customer spending, and seasonal sales and consumer spending patterns.

Any significant disruption or errors relating to our loan providers and loan processor, could delay the processing of transactions on our platform or cause temporary fluctuations in cash use and have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

Pursuant to our Credit Agreement, we are required to use a designated loan processor to validate customer purchases for funding our RLOC and, thus, in the operation of our platform. The performance and accuracy of said loan processor is essential to our operations and is critical to ensuring that loans are appropriately and timely funded. We rely on the designated loan processor to ensure their systems, internal procedures, verification processes and facilities are protected against service interruptions, power or telecommunications failures, criminal acts, and similar events. We may be harmed if there is a delay, disruption, or error in loan validation. Further, if our arrangements with the designated loan processor is terminated, or if there is a lapse in service due to errors, we could experience interruptions in the provision of our leases. We may also experience increased costs and difficulties in funding leases or finding replacement loan providers or processors on commercially reasonable terms, on a timely basis, or at all.

In addition, in the event of error or interruption, we may be required to use cash to cover for any losses or uncovered leases that might occur, albeit temporarily. This could reduce our available cash or cause reputational harm, any of which could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

In December 2023, the processor for our loan provider experienced a timing error in their validation processes. We alerted them to the error, temporarily covering the approved leases with our cash and the issue was resolved in January 2024. Both our loan provider and processor have since instituted changes to correct against similar interruptions in service, but there can be no assurance that a similar error will not occur in the future.

We rely on card issuers and payment processors. If we fail to comply with the applicable requirements of Visa, Mastercard or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We rely on card issuers and payment processors and must pay a fee for this service. From time to time, payment processors such as Visa or Mastercard may increase the interchange fees that they charge for each transaction using one of their cards. The payment processors routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants. Furthermore, if we do not comply with the payment processors’ requirements (e.g., their rules, bylaws, and charter documentation), the payment processors could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. The termination of our registration due to failure to comply with the applicable requirements of our payment processors, or any changes in the payment processors’ rules that would impair our registration, could require us to stop utilizing payment services from our payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Risks Relating to Our Technology and Our Platform

Real or perceived software errors, failures, bugs, defects, or outages could adversely affect our business, results of operations, financial condition, and prospects.

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

Any real or perceived errors, failures, bugs, defects, or outages in such software may not be found until our customers use our platform and could result in outages or degraded quality of service on our platform that could adversely impact our business (including through causing us not to meet contractually required service levels), as well as negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, defects, or outages in the software we rely on could also subject us to liability claims, result in data security breaches or other security incidents, impair our ability to attract new customers, retain existing customers, or expand their use of our products and services, which would adversely affect our business, results of operations, financial condition, and prospects.

Our results depend on continued integration and support of our platforms (both the Katapult App and our direct and/or waterfall integration technologies) by our merchant partners.

We depend on our merchant partners, which generally accept most major credit cards and other forms of payment, to present our platform as a payment option and to integrate our platform into their website or in their store, such as by featuring our platform on their websites or in their stores and at checkout. We do not have any recourse against merchant partners when they do not feature our platform as a payment option. The failure by our merchants to effectively present, integrate, and support our platform, or to effectively explain lease-to-own transactions to potential customers, would have a material and adverse effect on our business, results of operations, financial condition, and prospects.

We rely on third-party merchants to allow access to their stores through our mobile app.

We depend on third-party merchants to continue to allow our customers to utilize our platform and mobile app to access and buy goods at their stores. We do not have contractual relationships with our third-party merchants, and as such there can be no assurance that we will be able to continue to offer access to any particular third-party merchant to our customers. The loss of our ability to offer our customers access to third-party merchants would have a material and adverse effect on our business, results of operations, financial condition, and prospects.
We are subject to stringent and changing laws, regulations, rules, standards and contractual obligations related to data privacy and security, which could increase the cost of doing business, compliance risks and potential liability and otherwise negatively affect our operating results and business regulations.

In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process a wide variety of data and information, including personal data and sensitive personal data, proprietary and confidential business data, trade secrets, and intellectual property. For example, we process the personal data, including sensitive personal data, of customers, including Social Security numbers. We are subject to numerous data privacy and security obligations, such as various laws, regulations, rules, standards and contractual obligations that govern the processing of personal data by us or by third parties on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, regulations and rules including data breach notification laws, personal data privacy laws, and customer protection laws. For example, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement. We are also subject to the rules and regulations promulgated under the authority of the FTC, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if passed.

Data privacy and security are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and security. For example, the CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for certain data breaches. The CCPA is indicative of a trend towards greater state-level regulation of data privacy and security in the U.S. A number of other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to customers whose personal data has been disclosed as a result of a data breach. For additional information on data privacy and security laws, regulations and rules we are, or may in the future become, subject to, see the section titled “Business—Government Regulation.”

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

Any significant disruption in, or errors in, service on our platform or relating to vendors, including events beyond our control, could prevent us from processing transactions on our platform or posting payments and have a material and adverse effect on our business, results of operations, financial condition, and prospects.

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and customers. We rely on these vendors to protect their systems, networks and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses, cyber-attacks or other attempts to harm these systems, data security breaches or other security incidents, criminal acts, and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems, networks or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems, networks or facilities, the termination of any of our third-party vendor agreements, software bugs or failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, or data security breaches or other security incidents, whether accidental or willful, or other factors, could harm our relationships with our merchants and customers and also harm our reputation.

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

In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing transactions or posting payments on our platform, damage our brand and reputation, divert the attention of our employees, reduce our revenue, subject us to liability, and cause customers or merchants to abandon our platform, any of which could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

Data security breaches or other security incidents with respect to our information technology systems, networks or data, or those of third parties upon which we rely, could result in adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and loss of customers.

Cyber-attacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems, networks and operations, supply chain, and ability to produce, sell and distribute our goods and services. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to cyber-attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to: computer malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), social engineering (including phishing attacks), ransomware attacks, denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunication failures, earthquakes, fires, floods, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and networks (including our products or services) or the third-party information technology systems and networks that support us and our services. We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our products are compromised, a significant number of companies could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.

Cybersecurity risks may be heightened as a result of ongoing military conflicts such as military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries or the ongoing Israel/Hamas conflict. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems and networks could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems, networks and technologies.

Any of the above identified or similar threats could cause a data security breach or other security incident. A data security breach or other security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, transfer, use or other processing of, or access to our, our customers’, our vendors’ or our merchants’ confidential, proprietary, personal or other information. A data security breach or other security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, or services. We may expend significant resources in connection with investigating, mitigating or remediating, or modifying our business activities to protect against, actual or perceived data security breaches or other security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, as well as maintain industry-standard or reasonable security measures to protect our information technology systems and networks which contain confidential, proprietary, personal and other information.

While we have implemented security measures designed to protect against data security breaches and other security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems and networks (including our products or services) because such threats and techniques change frequently, are often sophisticated in nature, may not be detected until after a security incident has occurred, and may see their frequency increased and effectiveness enhanced, by the use of AI/ML. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems and networks(including our products or services), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, including those relating to data privacy and security, or any failure to protect the information that we collect from our customers and merchants, including personal information, from cyber-attacks, data security breaches or other security incidents, or any such actual or perceived failure by our originating bank partners, may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate.

Applicable data privacy and security laws, regulations, rules, standards and contractual obligations may require us to notify relevant stakeholders of data security breaches and other security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience, or are perceived to have experienced, a data security breach or other security incident, or fail to make adequate or timely disclosures to the public, regulators or law enforcement agencies following any such event, we may experience adverse consequences. These consequences may include: interruptions to our operations (including availability of data), violation of applicable data privacy and security laws, regulations, rules, standards and contractual obligations; litigation (including class claims), damages, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing personal and other sensitive data; negative publicity; reputational damage; loss of customers and ecosystem partners; monetary fund diversions; financial loss; and other similar harms. Additionally, our originating bank partners also operate in a highly regulated environment, and many laws and regulations that apply directly to our originating bank partners are indirectly applicable to us through our arrangements with our originating bank partners. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

While we take precautions to prevent customer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of the lease-to-own transactions facilitated through our platform.

There is risk of fraudulent activity associated with our platform, customers, and third parties handling customer information. Our resources, technologies, and fraud prevention tools may be insufficient to accurately detect and prevent fraud. We bear the risk of loss for lease-to-own transactions facilitated through our platform. The level of fraud related charge-offs on the lease-to-own transactions facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase.

We bear the risk of customer fraud in a transaction involving us, a customer, and a merchant, and we generally have no recourse to the merchant to collect the amount owed by the customer. Significant amounts of fraudulent cancellations or chargebacks and the potential cost of remediation could adversely affect our business or financial condition. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our customers and merchants, and could materially and adversely affect our business, results of operations, financial condition, prospects, and cash flows.

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

Our business is subject to extensive federal, state and local laws and regulations and an increased risk of regulatory actions as a result of the highly regulated nature of our industry and the focus of state and federal enforcement agencies on the lease-to-own industry in particular. Any adverse change in applicable laws or regulations, the passage of unfavorable new laws or regulations, or the manner in which any applicable laws and regulations are interpreted or enforced could dictate changes to our business practices that may be materially adverse to the Company. Further, our transactions are subject to various federal and state laws and regulations which may result in significant compliance costs as well as expose us to litigation. In particular, our rental-purchase transactions and the customer-facing operations related thereto, such as collections and marketing, are subject to various other federal, state and/or local consumer protection laws. These laws, as well as the rental-purchase statutes under which we operate, provide various remedies in connection with violations, including restitution and other monetary penalties and sanctions which in certain circumstances can be significant.

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

Federal and state agencies have increased their focus on consumer financial products and services. State law enforcement agencies and regulators appear to have increased their scrutiny of entities operating within the personal property rental-purchase, or “lease-to-own”, industry. For example, in July 2023, the Consumer Financial Protection Bureau filed a case in federal district court in Utah again Snap Finance alleging, in summary, that certain rent-to-own transactions were credit transactions falling under federal law. Further, the California Department of Financial Protection and Innovation (“DFPI”) has issued subpoenas and is conducting investigations into practices of entities operating within the personal property rental-purchase industry. Similarly, state attorneys general also appear to have increased their scrutiny of the industry. As of the date of this filing, the Company has not received investigatory demands from California DFPI or state attorneys general. However, there can be no assurance that the Company will not be included in future actions of the same or similar nature and, if it is, that it would not lead to an enforcement action, consent order, or substantial costs, including legal fees, fines, penalties, and remediation expenses.

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

We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our businesses. A failure to correctly calculate and pay such taxes, or an unfavorable outcome on uncertain tax positions we may record from time to time, may result in substantial tax liabilities and a material adverse effect on several aspects of our performance.

The application of indirect taxes, such as sales tax, continues to be a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own business more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our business. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also may result in other adverse changes in or interpretations of existing sales, income and other tax regulations. Further, our virtual lease-to-own is a new technology application and may fail to allocate sales tax for every transaction appropriately for each and every jurisdiction which could result in over-reporting or under-reporting revenue and sales tax expense.

If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to comply with a variety of reporting, accounting and other rules and regulations. As a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq, we are required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify, on an annual basis, that our internal control over financial reporting is effective. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems.

A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

Control deficiencies were initially identified in 2020 in connection with the audit of our financial statements for the years ended December 31, 2019 and 2018 and in the aggregate constituted material weaknesses. We identified additional control deficiencies in 2024 during the preparation of our consolidated financial statements for this annual report for the years ended December 31, 2023 and 2022. These additional control issues fall into the same material weaknesses that were initially identified in 2020. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Control deficiencies were initially identified in 2020 in connection with the audit of our financial statements for the years ended December 31, 2019 and 2018 and in the aggregate constituted material weaknesses. In connection with the audit of our financial statements for the fiscal years ended December 31, 2022 and 2021, our independent registered public accounting firm noted these control deficiencies in the design and implementation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

Additional control issues were discovered during the preparation of our consolidated financial statements for the year ended December 31, 2023. We determined that our revenue and sales tax payable were materially misstated in certain prior periods. Our conclusion was based on the Company’s determination that it miscalculated its sales tax payable related to certain customer lease payments going back multiple years. The Company performed an assessment of its sales tax liabilities across all jurisdictions for potential additional exposure and determined there was an overstatement of rental revenue and an understatement of sales tax payable included in accrued liabilities. As a result of the foregoing conclusion, we determined that our previously issued financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 and the relevant quarterly periods and filings discussed below in the risk factor “We face risks related to the restatement of our previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2022, as well as for the interim financial periods for 2022 and 2023, which may adversely impact our business” should no longer be relied upon and have been restated.

These control deficiencies relate to (1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, and (2) a lack of controls in place to review journal entries and account reconciliations, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted. These material weaknesses were not remediated as of December 31, 2023 and have not been remediated as of the filing of this Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In addition to the deficiencies in internal control over financial reporting that were initially identified in 2020, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404, we expect to incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our common stock.

We face risks related to the restatement of our previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2022, as well as for the interim financial periods for 2022 and 2023, which may adversely impact our business.

As described in our Current Report on Form 8-K filed with the SEC on April 2, 2024, during the preparation of our consolidated financial statements for the year ended December 31, 2023, we determined that due to the adjustment required to rental revenue and sales tax payable included in accrued liabilities, our previously issued financial statements described below were materially misstated.

As a result of the above, we determined that our previously issued financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, our unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarterly periods within that year, as well as the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarterly periods within the year ended December 31, 2023 should no longer be relied upon and have been restated.

As a result of the restatement, we are subject to a number of additional risks and uncertainties which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many risks and challenges related to the restatement, including the risk that the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement. We are also at risk of potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, or other claims arising from the restatement. As of the date of this Annual Report, we are not aware of any such disputes arising out of the restatement.

We cannot ensure that all of the risks described above will be eliminated or that general reputational harm will not be caused due to the restatement. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

Delayed filing of our Annual Report on Form 10-K has made us currently ineligible to use certain registration statements to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions or to issue equity awards.

Because we were unable to file this Form 10-K with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Furthermore, we have several employee and director equity incentive plans that are registered on Form S-8. Under SEC regulations, our failure to timely file our periodic reports with the SEC resulted in the suspension of the availability of our Form S-8 for issuances of shares underlying equity awards subject to these plans. For that reason, employees have not been permitted to exercise any outstanding options for unrestricted shares of our common stock and we have been unable to grant other equity awards under our Form S-8 until such time that we are deemed to have filed all reports and other materials required to be filed under the Exchange Act. We believe our filing of this Form 10-K will result in our regained compliance and ability to use Form S-8.

We are not in compliance with Nasdaq’s requirements for continued listing, and if Nasdaq does not concur that we have adequately remedied our non-compliance with applicable listing rules, our common stock may be delisted from trading on the Nasdaq Global Market, which could have a material adverse effect on us and our stockholders.

On April 18, 2024, we received a deficiency letter from Nasdaq indicating that, as a result of not filing this Form 10-K in a timely manner, we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing on the Nasdaq Global Market. The deficiency letter indicated that we have until June 17, 2024 to regain compliance or submit a plan to regain compliance with Nasdaq’s continued listing standards; however, we believe our filing of this Form 10-K will result in our regained compliance with Nasdaq’s continued listing standards and has eliminated the need to submit such a compliance plan. Although we believe that, as of our filing of this Form 10-K, we are currently in compliance with Nasdaq’s continued listing requirements, we could fail to comply with these requirements again in the future. In that case, we would receive additional deficiency letters from Nasdaq and our common stock could be delisted from trading on the Nasdaq Global Market, which could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in April 2021, Daiwa Corporate Advisory Services filed a complaint against us for breach of contract with respect to transactions in connection with our merger. In addition, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. These cases are still pending. See “Part II, Item 8. Note 13 - Commitments and Contingencies” in this Annual Report on Form 10-K for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business, including resulting in additional dilution if we are obligated to issue shares to settle all or a portion of such legal proceedings.

In addition, others in our industry have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. If we are named in any such class action lawsuits or other legal proceedings, significant settlement amounts or final judgments could materially and adversely affect our liquidity and capital resources.

To attempt to limit costly and lengthy customer, employee and other litigation, including class actions, we require our customers and employees to sign arbitration agreements, including class action waivers. In addition to opt-out provisions contained in such agreements, recent judicial and regulatory actions have attempted to restrict or eliminate the enforceability of such agreements and waivers. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes.

Operational Risks Related to Our Business

Uncertain market and economic conditions have had, and may in the future have, serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, in March 2023 a global banking crisis led to significant volatility in the capital markets. Similarly, the ongoing military conflicts between Israel and Hamas and Russia and Ukraine have had, and are expected to continue to have, global economic consequences. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also adversely affect discretionary spending for non-prime customers, which could reduce demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Failure to effectively manage our costs could have a material adverse effect on our profitability.

Certain elements of our cost structure are largely fixed in nature. Customer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating margins. The competitive environment in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our overall cost of operations, labor and benefit rates, advertising and marketing expenses, operating leases, data costs, payment processing costs, cost of capital, or indirect spending could materially adversely affect our profitability.

Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and prospects.

Negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our platform or lease-to-own platforms in general, effectiveness of our risk model, our ability to effectively manage and resolve complaints, our data privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, service providers, or others in our industry, the experience of customers and investors with our platform or services or lease-to-own platforms in general, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform, which could harm our reputation and cause disruptions to our platform. For instance, in October 2020, a data breach broker purported to offer customer records from a number of companies, including us, for sale on a hacker forum. Although we determined with third party firms and our internal team that the compromised data did not include confidential proprietary or personal data, we cannot guarantee that this publicity or any similar publicity in the future will not have a negative effect on our business or reputation. Any such reputational harm could further affect the behavior of customers, including their willingness to utilize lease-to-own programs through our platform or to make payments on their leases. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

Misconduct and errors by our employees, vendors, and service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, vendors, and other service providers. Our business depends on our employees, vendors, and service providers to process a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and lease-to-own transactions that involve the use and disclosure of personally identifiable information and business information. We could be adversely affected if transactions were redirected, misappropriated, or otherwise improperly executed, personal and business information was disclosed to unintended recipients, or an operational breakdown or failure in the processing of other transactions occurred, whether as a result of human error, a purposeful sabotage or a fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal data and interact with customers and merchants through our platform is governed by various federal and state laws. If any of our employees, vendors, or service providers take, convert, or misuse funds, documents, or data, or fail to follow protocol when interacting with customers and merchants, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents, or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. For example, our operations are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Violations by our employees, contractors or agents of policies and procedures we have implemented to ensure compliance with these laws could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation. It is not always possible to identify and deter misconduct or errors by employees, vendors, or service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these occurrences could result in our diminished ability to operate our business, potential liability to customers and merchants, inability to attract future customers and merchants, reputational damage, regulatory intervention, and financial harm, which could negatively impact our business, results of operations, financial condition, and prospects.

The loss of the services of any of our leadership team could materially and adversely affect our business, results of operations, financial condition, and future prospects.

The experience of our leadership team are valuable assets to us. Our leadership team has significant experience in the financial technology industry and would be difficult to replace. Competition for senior executives in our industry is intense, and we may not be able to attract and retain qualified personnel to replace or succeed any of our leaders. In 2023, we reduced management redundancies as part of broader cost-cutting measures, which could make finding a replacement for any outgoing team members more difficult. Failure to retain or recruit team members could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our business depends on our ability to attract and retain highly skilled employees.

Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees, is extremely intense. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced engineering and technology personnel, as well as other qualified employees, our business, results of operations, financial condition, and prospects could be materially and adversely affected.

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

On July 27, 2023, we effected a 1-for-25 Reverse Stock Split of our common stock with the intention of increasing the per share market price of our common stock to meet the minimum per share price requirement for continued listing on Nasdaq and we were in compliance with the minimum closing bid requirements as of August 10, 2023. There can be no assurance that we will be able to continue to comply with Nasdaq's minimum per share price requirement or other continued listing standards in the future. For example, on April 18, 2024, we received a deficiency letter from Nasdaq indicating that, as a result of not filing this Form 10-K in a timely manner, we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing on the Nasdaq Global Market. As noted above, we believe the filing of this Form 10-K for the year ended December 31, 2023 will remedy this deficiency. If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our securities. In the event our common stock is delisted from Nasdaq, such a delisting would likely have a negative effect on the price of our securities, including our common stock, and would impair your ability to sell or purchase our securities when you wish to do so. In addition, in the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow any of our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with Nasdaq’s listing requirements.
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

•factors affecting customer spending that are not under our control;

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 517,286 and as of December 31, 2023, there were 103,312 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

As of December 31, 2023, we had outstanding warrants to purchase an aggregate of 673,300 shares of our common stock. The warrant agreement, dated as of October 31, 2019, between the Company and FinServ Acquisition Corp. entitles each warrant holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. Under the same warrant, on December 5, 2023, we granted an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we will take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) December 31, 2024, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

At Katapult, cybersecurity risk management is an integral part of our overall enterprise risk management program and information security protocols. Our cybersecurity risk management program is based on industry best practices and CIS Critical Security Controls for handling cybersecurity threats and incidents, including threats and incidents associated with the use of internally developed applications and services provided by third-party service providers, and facilitate coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. Our cybersecurity team also engages third-party security experts for risk assessment and system enhancements. In addition, our cybersecurity team provides training to all employees throughout the year.

Our board of directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the audit committee of the board of directors. The audit committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The audit committee also reports material cybersecurity risks to our full board of directors. Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Technology Officer, or CTO, who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CTO and dedicated personnel are certified and experienced information systems security professionals and information security managers with over 15 years of experience and are certified information systems security professionals. Management, including the CTO and our cybersecurity team, regularly update the audit committee on the company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, third-party assessments of the company’s cybersecurity programs, developments in cybersecurity, learning and training activities and updates to the company’s cybersecurity programs and mitigation strategies.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors —Risks Relating to Our Technology and Our Platform” in this annual report on Form 10-K.

Item 2. Properties

Our principal executive office is located in Plano, Texas. We executed a new lease which commenced December 1, 2023, in which we moved our office to a new location consisting of approximately 4,300 square feet in Plano, Texas that expires on June 30, 2031, subject to our option to extend for five years. Our New York, New York office consists of approximately 4,000 square feet of leased office space under a lease that expires in June 2025. We believe that our existing facilities are adequate to meet our needs and future growth can be accommodated by leasing alternative or additional space.
Item 3. Legal Proceedings

From time to time, we may become involved in various legal proceedings. Refer to Note 13, Commitments and Contingencies, included in Part II, Item 8 of this Annual Report on Form 10-K for a description of current legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to the closing of the merger, FinServ’s units, shares of Class A common stock and warrants were publicly traded on The Nasdaq Global Market (the “Nasdaq”). On June 10, 2021, our common stock and warrants began trading on the Nasdaq under the symbols KPLT and KPLTW, respectively. We no longer have any outstanding units.

Holders of Record

As of April 22, 2024, there were 119 holders of record of our common stock and the closing price of our common stock was $9.08 as reported on the Nasdaq and there were 15 holders of record of our warrants and the closing price of our Public Warrants was $0.01 as reported on the Nasdaq. The actual number of stockholders and warrantholders is greater than this number of record holders, and includes stockholders and warrantholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders and warrantholders whose shares or warrants may be held in trust by other entities.

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

In this Annual Report on Form 10-K, we have restated our previously issued consolidated financial statements as of and for the year ended December 31, 2022. Refer to the "Explanatory Note" preceding Item 1. Business, for background on the restatement, the fiscal periods impacted and other information. We have also restated certain previously reported financial information as of and for the year ended December 31, 2022 in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations to conform the discussion with the appropriate restated amounts. See Note 2 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for additional information related to the restatement, including descriptions of the errors and the impact to our consolidated financial statements.

OVERVIEW (dollars in thousands)

We are a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime customers. Through our POS integrations and innovative mobile app featuring Katapult Pay, customers who may be unable to access traditional financing can shop a growing network of our merchants.

Recent Developments:

Reverse Stock Split
On July 27, 2023, we amended our Certificate of Incorporation to effect, effective as of 5:00 p.m. Eastern Time, the Reverse Stock Split of our common stock. At the effective time of the Reverse Stock Split, every twenty-five shares of our common stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of our Common Stock. The Reverse Stock Split was approved by our stockholders at the Annual Meeting of Stockholders on June 6, 2023 and approved by our Board of Directors on July 11, 2023. The primary goals of the Reverse Stock Split were to increase the share price in order to meet the minimum per share bid price requirement for continued listing on Nasdaq as well as to improve the perception of our common stock as an investment security and make our common stock more attractive to a broader range of institutional investors that may have minimum share price targets for new investments. However, there can be no assurance that the foregoing goals will be realized or maintained. The common stock began trading on Nasdaq on a reverse split-adjusted basis on July 28, 2023 under the existing trading symbol “KPLT.” The effects of the Reverse Stock Split have been reflected in this Annual Report on Form 10-K for all periods presented. For additional information on the Reverse Stock Split, see Note 1 to our Consolidated Financial Statements included within Part II, Item 8, contained in this Annual Report on
Form 10-K.

Segment Information

We conduct our business within one business segment, which is defined as providing lease payment options to customers for the purchase of durable goods from e-commerce partners. Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Key Performance Metrics

We regularly review several metrics, including the following GAAP and non-GAAP key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned but are a leading indicator of potential revenue streams as a percentage of revenue is realized in the quarter in which the gross originations occurs and increases cumulatively over the following quarters. Gross originations have historically reached approximately 70-75% of revenue realized within two quarters from when the originations occurred. We believe this is a useful operating metric for investors to use in assessing the volume of transactions that take place on our platform.

The following table presents gross originations for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,		Change
	2023	2022	$	%
Gross Originations	$226,553	$196,890	$29,663	15.1%

Wayfair represented 52% and 57% of gross originations during the years ended December 31, 2023 and 2022, respectively.

The increase in gross originations during the year ended December 31, 2023 was predominately a result of our mobile app featuring Katapult PayTM., which we launched in the third quarter of 2022, growth from our direct merchants and higher wallet capture during tax season. During the year ended December 31, 2023, we generated $42,006 of gross originations through Katapult PayTM.

Total Revenue

Total revenue represents the sum of rental revenue and other revenue. We record revenue in accordance with ASC 842 and as a result we record revenue when earned and cash is collected. The following table presents total revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
		(As Restated)
Total revenue	$221,588	$209,497

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrant liability, provision (benefit) for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, loss on partial extinguishment of debt, stock-based compensation expense and litigation expenses. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net loss.

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

RESULTS OF OPERATIONS (amounts in thousands, except per share

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022:

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

The following tables are references for the discussion that follows.

	Year Ended December 31,
	2023	2022	Change	% Change
		(As Restated)
Revenue
Rental revenue	$218,347	$205,371	$12,976	6.3%
Other revenue	3,241	4,126	(885)	(21.4%)
Total revenue	221,588	209,497	12,091	5.8%
Cost of revenue	179,881	172,092	7,789	4.5%
Gross profit	41,707	37,405	4,302	11.5%
Operating expenses:
Servicing costs	4,311	4,337	(26)	(0.6%)
Underwriting fees	1,919	1,828	91	5.0%
Professional and consulting fees	6,694	10,539	(3,845)	(36.5%)
Technology and data analytics	6,905	9,389	(2,484)	(26.5%)
Compensation costs	22,732	25,090	(2,358)	(9.4%)
General and administrative	10,938	14,288	(3,346)	(23.4%)
Litigation expense, net	7,000	375	6,625	nm
Total operating expenses	60,499	65,846	(5,343)	(8.1%)
Income (loss) from operations	(18,792)	(28,441)	9,645	(33.9%)
Loss on partial extinguishment of debt	(2,391)	—	(2,391)	—%
Interest expense and other fees	(17,822)	(19,264)	1,442	(7.5%)
Interest income	1,697	744	953	128.1%
Change in fair value of warrant liability	807	6,439	(5,632)	(87.5%)
Loss before income taxes	(36,501)	(40,522)	4,017	(9.9%)
(Provision) benefit for income taxes	(165)	50	(215)	(430.0%)
Net loss	$(36,666)	$(40,472)	$3,802	(9.4%)

Weighted average common shares outstanding - basic and diluted	4,088	3,930	158	4.0%

Net loss per common share - basic and diluted	$(8.97)	$(10.30)	$1.33	(12.9%)
nm - not meaningful

Rental revenue. The increase in rental revenue of $12,976, or 6.3%, was primarily due to a 15.1% increase in year-over-year gross originations during 2023 as compared to 2022. Write-offs as a percentage of total revenue was 8.9% and 7.6% (as restated) during 2023 and 2022, respectively. The increase in write-offs as a percentage of total revenue was due to lower write-offs and impairment charges related to our 2021 gross originations due to COVID and other stimulus-related repayment patterns that year. As a result, 2022 write-offs were lower than our long-term target for write-offs as a percent of revenue of 8% to 10%.

Other revenue. The decrease in other revenue of $885, or 21.4%, was primarily the result of a decrease in lease sales during 2023 as compared to 2022.

Cost of Revenue. The increase in cost of revenue of $7,789, or 4.5%, was primarily due to an increase in depreciation expense and impairment charges related to property held for lease, net, due to higher year-over-year gross originations during 2023 as compared to 2022 partially offset by a decline in early lease buyouts and stronger collections and underwriting performance during 2023 as compared to 2022 Gross profit as a percentage of total revenue decreased to 18.8% for the year ended December 31, 2023 compared to 17.9% (as restated) for the same period in 2022.

Professional and consulting fees. The decrease in professional and consulting fees of $3,845, or 36.5%, was primarily driven by a decrease in consulting, accounting and recruiting fees as part of our operating expense reduction initiatives that began in the fourth quarter of 2022 and continued through 2023 partially offset by an increase in legal fees due to non-recurring legal matters during 2023 as compared to 2022.

Technology and data analytics. The decrease in technology and data analytics of $2,484 or 26.5%, was primarily due to a reduction in employee and developer headcount, as part of our operating expense reduction initiatives that began in the fourth quarter of 2022 and continued through 2023.

Compensation costs. The decrease in compensation costs of during 2023 of $2,358, or 9.4%, was primarily due to the previously mentioned head count reduction during the three months ended March 31, 2023 partially offset by an increase in stock-based compensation related to the vesting of restricted stock awards during 2023 which increased $595 period-over-period, as well as by a one-time severance expense related to headcount reductions during 2023, as part of our operating expense reduction initiatives that began in the fourth quarter of 2022 and continued through 2023.

General and administrative. The decrease in general and administrative expenses of $3,346, or 23.4%, was primarily due to a decrease in insurance related costs, marketing and advertising costs and software related expenses during 2023 as compared to 2022.

Litigation expense, net. Litigation expense, net represents litigation settlement expense from our ongoing shareholder litigation. Refer to Note 13, Commitments and Contingencies, included in Part II, Item 8 of this Annual Report on Form 10-K for more details.

Loss on partial extinguishment of debt. During 2023, we recorded a $2,391 loss on partial extinguishment of debt, as a result of our debt refinancing in March 2023.

Interest expense and other fees. The decrease in interest expense and other fees was primarily due to the refinancing of the Credit Agreement which occurred in March 2023 in which we repaid $25,000 of outstanding principal on the Term Loan partially offset by in an increase of 1% of the spread over the benchmark rate on the RLOC and an increase in average outstanding principal under the RLOC year over year.

Interest income. Interest income represents interest earned from cash deposited in interest bearing accounts which started in the third quarter of 2022.

Change in fair value of warrant liability. The decrease in change in fair value of warrant liability is primarily due to the decline in the fair value of our public warrants and private warrants.

(Provision) benefit for income taxes. The provision for income taxes for the year ended December 31, 2023 is primarily due to state income taxes on our estimated taxable income. The benefit for income taxes for the year ended December 31, 2022 relates primarily to reductions in certain state income tax obligations. Taxable income is expected to be generated in certain states where accelerated federal tax depreciation is disallowed.

Net loss. The decrease in net loss was due to the changes noted above.

Non-GAAP Financial Measures

In addition to gross profit and net loss, which are measures presented in accordance with U.S. GAAP, we believe that adjusted gross profit, adjusted EBITDA, adjusted net loss and fixed cash operating expenses provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit, adjusted EBITDA, adjusted net loss and fixed cash operating expenses are supplemental measures of our performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted gross profit, adjusted EBITDA and adjusted net loss should not be considered as substitutes for U.S. GAAP metrics such as gross profit, operating loss, net loss, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue.

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrant liability, provision (benefit) for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, loss on partial extinguishment of debt, stock-based compensation expense and litigation expense, net.

Adjusted net loss is a non-GAAP financial measure that is defined as net loss before change in fair value of warrant liability, stock-based compensation expense and litigation expense, net.

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less depreciation and amortization on property and equipment and capitalized software, stock-based compensation expense, litigation expense, net and variable lease costs such as servicing costs and underwriting fees. Management believes that fixed cash operating expenses provides a meaningful understanding of controllable ongoing expenses.

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

The reconciliation of gross profit to adjusted gross profit for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,		Change
	2023	2022	$	%
		(As Restated)
Total revenue	$221,588	$209,497	$12,091	5.8%
Cost of revenue	179,881	172,092	7,789	4.5%
Gross profit	41,707	37,405	4,302	11.5%
Less:
Servicing costs	4,311	4,337	(26)	(0.6%)
Underwriting fees	1,919	1,828	91	5.0%
Adjusted gross profit	$35,477	$31,240	$4,237	13.6%

The reconciliations of net loss to adjusted EBITDA for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,		Change
	2023	2022	$	%
		(As Restated)
Net loss	$(36,666)	$(40,472)	$3,806	(9.4%)
Add back:
Interest expense and other fees	17,822	19,264	(1,442)	(7.5%)
Interest income	(1,697)	(744)	(953)	128.1%
Change in fair value of warrant liability	(807)	(6,439)	5,632	(87.5%)
Provision (benefit) for income taxes	165	(50)	215	(430.0%)
Depreciation and amortization on property and equipment and capitalized software	1,133	733	400	54.6%
Provision for impairment of leased assets	1,727	1,589	138	8.7%
Loss on partial extinguishment of debt	2,391	—	2,391	nm
Stock-based compensation expense	7,034	6,439	595	9.2%
Litigation expense, net	7,000	—	7,000	nm
Adjusted EBITDA	$(1,898)	$(19,680)	$17,782	(90.4%)

The reconciliations of net loss to adjusted net loss for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,		Change
	2023	2022	$	%
		(As Restated)
Net loss	$(36,666)	$(40,472)	$3,806	(9.4%)
Add back:
Change in fair value of warrant liability	(807)	(6,439)	5,632	(87.5%)
Stock-based compensation expense	7,034	6,439	595	9.2%
Litigation expense, net	7,000	—	7,000	nm
Adjusted net loss	$(23,439)	$(40,472)	$17,033	(42.1%)

The reconciliations of total operating expenses to fixed cash operating expenses for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,		Change
	2023	2022	$	%
		(As Restated)
Total operating expenses	$60,499	$65,846	$(5,347)	(8.1)%
Less:
Depreciation and amortization on property and equipment and capitalized software	1,133	733	400	54.6%
Stock based compensation expense	7,034	6,439	595	9.2%
Servicing costs	4,311	4,337	(26)	(0.6)%
Underwriting costs	1,919	1,828	91	5.0%
Litigation expense, net	7,000	—	7,000	nm
Fixed cash operating expenses	$39,102	$52,509	$(13,407)	(25.5)%

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Our principal sources of liquidity are our cash and cash equivalents and availability under our RLOC. Our primary uses of cash include purchases of assets held for lease and funding of ongoing operations.

Our ability to fund future operating needs will be dependent on our ability to generate positive cash flows from operations and obtain financing for growth, as needed. We believe our cash and available borrowings under our RLOC is sufficient to meet our liquidity needs for the next 12 months. We believe we will meet longer-term (beyond 12 months) cash requirements through a combination of available cash on hand, cash flows generated from operations and availability under our RLOC.

The following table presents our cash and cash equivalents and restricted cash as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Cash and cash equivalents	$21,408	$65,430
Restricted cash	7,403	4,411
Total cash, cash equivalents and restricted cash (1)	$28,811	$69,841
(1)Total cash, cash equivalent and restricted cash was decreased by $9,622 due to a payment delay with our third-party loan processor in December 2023, which was corrected in January 2024. Excluding this payment delay, total cash, cash equivalents and restricted cash would have been $38,433.

The following table presents cash used in operating, investing, and financing activities during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$69,841	$96,431
Net cash used in:
Operating activities	(17,414)	(20,848)
Investing activities	(974)	(1,505)
Financing activities	(22,642)	(4,237)
Cash, cash equivalents and restricted cash at end of period (1)	$28,811	$69,841
(1)Total cash, cash equivalent and restricted cash was decreased by $9,622 due to a payment delay with our third-party loan processor in December 2023. Excluding this payment delay, total cash, cash equivalents and restricted cash would have been $38,433.

The decrease in cash used in operating activities for the 2023 period compared to the 2022 period was primarily the result of a decrease in net book value of property buyouts and a decline in the fair value of our public warrants and private warrants partially offset by an increase in gross originations. The decrease in cash used in investing activities for the 2023 compared to the 2022 period is primarily due to a decrease in capitalized software additions. The increase in cash used in financing activities in the 2023 period compared to the 2022 period is primarily due to the $25,000 repayment on the Term Loan partially offset by a decrease in principal repayments on the RLOC.

Financing Arrangements

Senior Secured Term Loan and RLOC

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a Credit Agreement with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a RLOC. The RLOC had a commitment of $125,000 that the lenders had the right to increase to $250,000. Total outstanding principal under the RLOC was $60,744 at December 31, 2023. As noted on the previous page, in December 2023, our third-party loan processor experienced a timing error in their validation processes. We alerted them to the error, temporarily covering the approved leases with $9,622 of our cash and the issue was resolved in January 2024. Excluding this payment delay, our outstanding debt under the RLOC would have been $70,366, as the RLOC has a 90% advance rate on eligible accounts receivable.

In addition, in connection with a prior amendment to the Credit Agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (the “Term Loan”) commitment of up to $50,000. We drew down the full $50,000 of the Term Loan on December 4, 2020. The Term Loan bore interest at LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as PIK interest. Total outstanding principal and PIK interest under the Term Loan was $30,340 at December 31, 2023.

The Credit Agreement contains certain financial covenants including minimum Adjusted EBITDA levels, minimum tangible net worth, minimum liquidity and compliance with a total advance rate, which were amended in connection with the most recent amendment in March 2023.

On March 6, 2023, we entered into the 15th amendment to the Credit Agreement. As part of the amendment, the maturity date of the RLOC and Term Loan was extended from December 4, 2023 to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The spread on the RLOC was increased to 8.5% from 7.5% while the spread on the Term Loan remained at 8%. Additionally, effective April 1, 2023, the benchmark rate for RLOC and Term Loan was changed from LIBOR to SOFR, subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10%. Additionally, the interest rate for PIK interest on the Term Loan is (A) if Liquidity (as defined in the Credit Agreement) is greater than $25,000, 4.5% and (B) if Liquidity is less than $25,000, to 6%.

In connection with the amendment to the Credit Agreement, we repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. Under the same warrant, on December 5, 2023, we granted an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested.

As of December 31, 2022, we were in compliance with all covenants of the Credit Agreement.

On April 24, 2024, the Company entered into the Limited Waiver and 16th Amendment to the Loan and Security Agreement with the Lender (the "16th Amendment"). Pursuant to such 16th Amendment, the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment to the extent such financial statements and certifications were impacted by the restatement. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. As a result of the 16th Amendment, the Company is in compliance with all of its covenants as of December 31, 2023 and as of the issuance date of these consolidated financial statements.

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

For additional information on our loan obligations, see Note 8 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K.
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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2023 were as follows:

(in thousands)	Payments by Year
	Total	2024-2025	2026-2027	Thereafter
RLOC (1)	$73,004	$73,004	$—	$—
Term Loan (2)	36,607	36,607	—	—
Operating lease commitments	1,294	659	219	416
Total	$110,905	$110,270	$219	$416
(1) Future cash obligations include scheduled interest payments due based on the interest rate of approximately 13.9% as of December 31, 2023.
(2) Future cash obligations include scheduled interest payments due based on the interest rate of 17.9%, including 4.5% PIK interest, as of December 31, 2023.

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

For further information, see Note 3 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K.

Rental Revenue Recognition

Our lease-to-own agreements, which comprise the majority of our revenue, fall within the scope of ASC 842, Leases under lessor accounting and we are recognizing revenue from customers when revenue is earned and cash is collected. Property held for lease is leased to customers pursuant to lease-purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10 to 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease term. Accordingly, lease-purchase agreements are accounted for as operating leases with lease revenues recognized in the period they are earned and cash is collected. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed to customer lease applications. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term.

Revenues from leases from our direct integrations are reported net of sales taxes. For our direct integration transactions, we collect sales tax from each customer's lease payment and set up a sales tax payable for remittance to the state. For our Katapult Pay transactions, the merchant partner is funded the amount of the purchased goods including sales tax which is capitalized as part of the investment and included in property held for sale and is depreciated into cost of revenue. Revenue is recognized for our Katapult Pay transactions when lease payments are received from customers (which includes a portion of sales tax which we prepaid when the purchased good were funded).

Stock-Based Compensation

In accordance with ASC 718, we measure and record compensation expense related to stock-based awards based on the fair value of those awards as determined on the date of the grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and use the straight-line method to recognize stock-based compensation. We use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock-based awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, such as expected term and volatility, which affect the fair value of each stock option. Forfeitures are accounted for as they are incurred.

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

Property Held for Lease, Net of Accumulated Depreciation and Impairment

Property held for lease consists of furniture, electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to customers pursuant to a lease-purchase agreement with a minimum term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Customers may terminate a lease agreement at any time without penalty. The average customer continues to lease the property for approximately 8 months because the customer either exercises the buyout (early purchase) options or terminates the lease-purchase agreement prior to the end of the 10 to 18 month renewal periods. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.

Property held for lease is recorded at cost, excluding shipping costs, and is carried at net book value. Depreciation for property held for lease is generally provided using the income forecasting method and is included within cost of revenue. Under the income forecasting method, property held for lease is depreciated in the proportion of rents received to total expected rents received based on historical data, which is an activity-based method similar to the units of production method. We provide for impairment for the undepreciated balance of the property held for lease assuming no salvage value with a corresponding charge to cost of revenue. Impairment expense includes expense related to property identified as impaired based on historical data, including default trends, such that the recorded amount closely approximates actual impairment expense incurred during the period. We derecognize the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue. We periodically evaluate fully depreciated property held for lease, net and when it is determined there is no future economic benefit, the cost of the assets are written off and the related accumulated depreciation is reversed.

There are uncertainties involved when recognizing expenses related to property held for lease due to the subjective nature of the income forecasting method and estimated salvage value, which could vary from actual results.

Recently Issued and Adopted Accounting Pronouncements

See Note 3 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.

Emerging Growth Company

As of December 31, 2023, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1,235,000, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700,000 of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1,000,000 in non-convertible debt securities during the previous three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources and other risks. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, we have variable rate interest bearing debt with a principal amount of $91,084 and $111,783, respectively.

Effective April 1, 2023, both the RLOC and the Term Loan replaced LIBOR with SOFR, subject to a 3% floor plus a 0.10% credit adjustment spread. In connection with the 15th amendment to the Credit Agreement, the spread on the RLOC was increased from 7.5% to 8.5% per annum. As of December 31, 2023, the interest rate on our RLOC was 13.9%.

Our Term Loan is a variable rate loan that accrues interest at a variable rate of interest based on SOFR, subject to a 3% floor, plus 8% per annum. The spread was unchanged in connection with the 15th amendment to the Credit Agreement. As of December 31, 2023, the interest rate on our Term Loan was 17.9%, which includes 4.5% PIK interest.

Inflation Risk

Although we believe that inflation has indirectly impacted our business by negatively impacting customer spending and the sales of our key merchants, we do not believe that inflation has directly had, or currently directly has, a material effect on our results of operations or financial condition.

Foreign Currency Risk

We had no material foreign currency risk for the December 31, 2023 and 2022. Our activities to date are conducted only in the United States.

Item 8. Financial Statements and Supplementary Data

The Company's Consolidated Balance Sheets as of December 31, 2023 and 2022, and related Consolidated Statements of Operations and Comprehensive Loss, Stockholders’ Equity (Deficit) and Cash Flows for each of the years in the two-year period ended December 31, 2023, together with the reports of our independent registered public accounting firms, are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Katapult Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Katapult Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania
April 24, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Katapult Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Katapult Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statement of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2022 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying 2022 financial statements have been restated to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 9, 2023 (April 24, 2024 as to the effects of the restatement discussed in Note 2)

We began serving as the Company’s auditor in 2018. In 2023 we became the predecessor auditor.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2023	2022
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$21,408	$65,430
Restricted cash	7,403	4,411
Property held for lease, net of accumulated depreciation and impairment (Note 4)	59,335	48,844
Prepaid expenses and other current assets	4,491	8,100
Litigation insurance reimbursement receivable (Note 13)	5,000	—
Total current assets	97,637	126,785
Property and equipment, net (Note 5)	327	557
Security deposits	91	91
Capitalized software and intangible assets, net (Note 6)	1,919	1,847
Right-of-use assets (Note 9)	888	772
Total assets	$100,862	$130,052
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$903	$1,264
Accrued liabilities (Note 7)	24,146	19,246
Accrued litigation settlement (Note 13)	12,000	—
Term loan (Note 8)	—	25,000
Unearned revenue	4,949	4,183
Lease liabilities (Note 9)	297	382
Total current liabilities	42,295	50,075
Revolving line of credit, net (Note 8)	60,347	57,639
Term loan, net, non-current (Note 8)	25,503	23,057
Other liabilities	95	902
Lease liabilities, non-current (Note 9)	614	445
Total liabilities	128,854	132,118
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,072,713 and 3,943,423 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	94,544	83,804
Accumulated deficit	(122,536)	(85,870)
Total stockholders' (deficit) equity	(27,992)	(2,066)
Total liabilities and stockholders' (deficit) equity	$100,862	$130,052
See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)

	Years Ended December 31,
	2023	2022
		(As Restated)
Revenue
Rental revenue	$218,347	$205,371
Other revenue	3,241	4,126
Total revenue	221,588	209,497
Cost of revenue	179,881	172,092
Gross profit	41,707	37,405
Operating expenses:
Servicing costs	4,311	4,337
Underwriting fees	1,919	1,828
Professional and consulting fees	6,694	10,539
Technology and data analytics	6,905	9,389
Compensation costs	22,732	25,090
General and administrative	10,938	14,288
Litigation expense, net	7,000	375
Total operating expenses	60,499	65,846
Loss from operations	(18,792)	(28,441)
Loss on partial extinguishment of debt	(2,391)	—
Interest expense and other fees	(17,822)	(19,264)
Interest income	1,697	744
Change in fair value of warrant liability	807	6,439
Loss before income taxes	(36,501)	(40,522)
(Provision) benefit for income taxes	(165)	50
Net loss	$(36,666)	$(40,472)

Weighted average common shares outstanding - basic and diluted	4,088	3,930

Net loss per common share - basic and diluted	$(8.97)	$(10.30)
See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2021	3,903	$—	$77,642	$(36,843)	$40,799
Cumulative effect for corrections of misstatements	—	—	—	(6,593)	(6,593)
Balances at December 31, 2021 (As Restated)	3,903	—	77,642	(43,436)	34,206
Impact of ASC 842 adoption	—	—	—	(1,962)	(1,962)
Stock options exercised	12	—	67	—	67
Vesting of restricted stock units	38	—	—	—	—
Repurchase of restricted stock for payroll tax withholding	(9)	—	(344)	—	(344)
Stock-based compensation expense	—	—	6,439	—	6,439
Net loss (As Restated)	—	—	—	(40,472)	(40,472)
Balances at December 31, 2022 (As Restated)	3,944	—	83,804	(85,870)	(2,066)
Issuance of warrants in connection with Credit Agreement amendment	—	—	4,060	—	4,060
Stock options exercised	—	—	1	—	1
Vesting of restricted stock units	118	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(24)	—	(355)	—	(355)
Stock-based compensation expense	—	—	7,034	—	7,034
Adjustment due to the rounding impact from the Reverse Stock Split in lieu of issuing fractional shares	36	—	—	—	—
Net loss	—	—	—	(36,666)	(36,666)
Balances at December 31, 2023	4,074	$—	$94,544	$(122,536)	$(27,992)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2023	2022
		(As Restated)
Cash flows from operating activities:
Net loss	$(36,666)	$(40,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,533	116,835
Net book value of property held for lease buyouts	25,784	30,576
Impairment on property held for lease expense	22,019	17,575
Change in fair value of warrants liability	(807)	(6,439)
Stock-based compensation	7,034	6,439
Loss on partial extinguishment of debt	2,391	—
Amortization of debt discount	2,760	4,541
Amortization of debt issuance costs, net	277	361
Accrued PIK Interest	1,555	2,121
Amortization of right-of-use assets	355	367
Change in operating assets and liabilities:
Property held for lease	(183,695)	(151,345)
Prepaid expenses and other current assets	3,610	(3,730)
Litigation insurance reimbursement receivable	(5,000)	—
Accounts payable	(361)	(765)
Accrued liabilities	4,419	3,968
Accrued litigation settlement	12,000	—
Lease liabilities	(387)	(413)
Unearned revenues	765	(467)
Net cash used in operating activities	(17,414)	(20,848)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(168)
Additions to capitalized software	(954)	(1,337)
Net cash used in investing activities	(974)	(1,505)
Cash flows from financing activities:
Proceeds from revolving line of credit	14,297	18,517
Principal repayments on revolving line of credit	(11,551)	(22,477)
Principal repayment on term loan	(25,000)	—
Payments of deferred financing costs	(34)	—
Repurchases of restricted stock	(355)	(344)
Proceeds from exercise of stock options	1	67
Net cash used in financing activities	(22,642)	(4,237)
Net decrease in cash, cash equivalents and restricted cash	(41,030)	(26,590)
Cash, cash equivalents and restricted cash at beginning of period	69,841	96,431
Cash, cash equivalents and restricted cash at end of period	$28,811	$69,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,014	$12,032
Cash paid for income taxes	$206	$446
Deferred financing costs included in accrued liabilities	$481	$—
Issuance of warrants to purchase common stock in connection with debt refinancing	$4,060	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$471	$1,139
Cash paid for operating leases	$513	$511
See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business— Katapult Holdings, Inc.(“Katapult” or the “Company”) is a technology driven lease-to-own ("LTO") platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime customers. Katapult’s fully-digital technology platform provides non-prime customers with a flexible lease-purchase option to enable them to obtain durable goods from Katapult’s network of e-commerce retailers. Katapult's end-to-end technology platform provides seamless integration with merchants.
Subsidiaries— Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Katapult Intermediate Holdings, LLC (formerly known as Keys Merger Sub 2, LLC), Katapult Group, Inc. and Katapult SPV-1 LLC. which originates all of the Company’s leases.
Legacy Katapult was incorporated in Delaware in 2016 and changed its headquarters from New York, New York to Plano, Texas in December 2020. Katapult Group, Inc. was incorporated in the state of Delaware in 2012. Katapult SPV-1 LLC is a Delaware limited liability company formed in 2019.
Basis of Presentation— The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Our consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

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

The effects of the Reverse Stock Split have been reflected in our consolidated financial statements for all periods presented.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
2.RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2023, management identified errors in previously issued financial statements. Management prepared a quantitative and qualitative analysis of the errors described below, in accordance with the SEC Staff's Accounting Bulletin ("SAB") Nos. 99 Materiality and No. 108, Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded the aggregate impact of all the errors are material to the Company's previously reported annual financial statements as of and for the year ended December 31, 2022. As a result, the accompanying consolidated financial statements as of and for the year ended December 31, 2022 have been restated from amounts previously reported. We have also restated related amounts within the accompanying footnotes to the consolidated financial statements to conform to the corrected amounts in the consolidated financial statements.

Description of Restatement Errors

The errors identified are as follows:

a.Rental revenue - The Company determined that it miscalculated sales tax payable related to certain customer lease payments going back multiple years. The Company performed an assessment of its sales tax liability across all jurisdictions for potential additional exposure and determined that there was an overstatement of rental revenue and an understatement of sales tax payable included in accrued liabilities. The impact to our consolidated financial statements is as follows:
i.Consolidated statement of operations and comprehensive loss for the year ended December 31, 2022 is a decrease to rental revenue of $2,492
ii.Consolidated balance sheet as of December 31, 2022 is an increase to sales tax payable included in accrued liabilities of $5,590
iii.Consolidated statement of stockholders' (deficit) equity is an increase of accumulated deficit as of December 31, 2021 of $3,098 for sales tax errors that impacted rental revenue that were identified for 2021 and prior

b.Other errors - There are other errors not described in item (a) of this note. These errors and related restatement adjustments include:
1.Cost of revenue- Correction to depreciation expense related to property held for lease, net of accumulated depreciation and impairment, included in cost of revenue, of $973 for certain leases originated on or before December 31, 2022. Impact to the balance sheet to correct this error is a decrease to property held for lease, net of accumulated depreciation and impairment of $936 and a decrease to prepaid expenses and other current assets of $37.

2.The errors below impacted the beginning balance of accumulated deficit as of December 31, 2021 in our consolidated statement of stockholders' (deficit) equity by $980.
•Correction to decrease debt discount amortization included in interest expense of $734;
•Correction to decrease professional and consulting fees related to recruiting expense of $367;
•Correction to increase general and administrative expense related to insurance expense of $121

3.Correction to increase deferred revenue by $2,631 on our consolidated balance sheet and decrease rental revenue by $116 related to recognition of deferred revenue. The impact to the beginning balance of accumulated deficit in our consolidated statement of stockholders' (deficit) equity for the deferred revenue impact as of December 31, 2021 is an increase of accumulated deficit as of December 31, 2021 of $2,515.

4.In addition, we made the following corrections to our consolidated balance sheet or consolidated statement of operations and comprehensive loss:
•Correction of $876 on our consolidated balance sheet to decrease accrued liabilities and decrease property held for lease, net of accumulated depreciation and impairment
•Correction of $378 on our consolidated balance sheet to decrease prepaid expenses and increase other assets to property held for lease, net of accumulated depreciation and impairment
•Correction of $375 on our consolidated statement of operations and comprehensive loss to decrease professional and consulting fees to litigation expense, net

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The impact to the beginning balance of accumulated deficit as of December 31, 2021 in our consolidated statement of stockholders' (deficit) equity for all errors that were identified that impacted 2021 and prior periods described above, is an increase of accumulated deficit of $6,593.

The following tables present a reconciliation of the as previously reported consolidated financial statements to the restated amounts as of and for the year ended December 31, 2022. The reconciled consolidated financial statements as of and for the year ended December 31, 2022 include the following: (1) as restated consolidated balance sheet, (2) as restated consolidated statement of operations and comprehensive loss and (3) as restated consolidated statement of cash flows. Presented below are the changes to each financial statement line item which changed as a result of the restatement.

Consolidated Balance Sheet

	As of December 31, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Property held for lease, net of accumulated depreciation and impairment	$50,278	$(1,434)	(b1)(b4)	$48,844
Prepaid expenses and other current assets	$8,515	$(415)	(b1)( b4)	$8,100
Total current assets	$128,634	$(1,849)		$126,785
Total assets	$131,901	$(1,849)		$130,052
Accrued liabilities	$14,532	$4,714	(a)(b4)	$19,246
Unearned revenue	$1,552	$2,631	(b3)	$4,183
Total current liabilities	$42,730	$7,345		$50,075
Total liabilities	$124,773	$7,345		$132,118
Accumulated deficit	$(76,676)	$(9,194)	(a)(b1-b3)	$(85,870)
Total stockholders' (deficit) equity	$7,128	$(9,194)		$(2,066)
Total liabilities and stockholders' (deficit) equity	$131,901	$(1,849)		$130,052

Consolidated Statement of Operations and Comprehensive Loss

	Year Ended December 31, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Rental revenue	$207,979	$(2,608)	(a)(b3)	$205,371
Total revenue	$212,105	$(2,608)		$209,497
Cost of revenue	$171,119	$973	(b1)	$172,092
Gross profit	$40,986	$(3,581)		$37,405
Professional and consulting fees	$11,281	$(742)	(b2)(b4)	$10,539
General and administrative	$14,167	$121	(b2)	$14,288
Litigation expense, net	$—	$375	(b4)	$375
Total operating expenses	$66,092	$(246)		$65,846
Loss from operations	$(25,106)	$(3,335)		$(28,441)
Interest expense and other fees	$(19,998)	$734	(b2)	$(19,264)
Loss before income taxes	$(37,921)	$(2,601)		$(40,522)
Net loss	$(37,871)	$(2,601)		$(40,472)
Net loss per common share - basic and diluted	$(9.64)	$(0.66)		$(10.30)

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Consolidated Statement of Cash Flows

	Year Ended December 31, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Net loss	$(37,871)	$(2,601)	(a)(b1-b3)	$(40,472)
Depreciation and amortization	$116,329	$506	(b1)	$116,835
Net book value of property held for lease buyouts	$30,505	$71	(b1)	$30,576
Impairment on property held for lease expense	$17,216	$359	(b1)	$17,575
Amortization of debt discount	$5,275	$(734)	(b2)	$4,541
Property held for lease	$(151,843)	$498	(b4)	$(151,345)
Prepaid expenses and other current assets	$(4,266)	$536	(b1)(b4)	$(3,730)
Accrued liabilities	$2,719	$1,249	(b2)(b4)	$3,968
Unearned revenues	$(583)	$116	(b3)	$(467)
Net cash used in operating activities	$(20,848)	$—		$(20,848)
3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates— The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The most significant estimates relate to the selection of useful lives of property and equipment, the selection of useful lives for property held for lease and the related depreciation method, determination of fair value of stock option grants, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
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
Cash and Cash Equivalents— As of December 31, 2023 and 2022, cash consists primarily of checking and savings deposits. The Company holds certain cash equivalents, which consist of highly liquid investments with original maturities of three months or less at the time of purchase.
Restricted Cash— The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of December 31, 2023 and 2022 consists primarily of customer lease payments received into a collection account pending release by the Company's lender. All of the Company’s restricted cash is classified as current due to its short-term nature.
The reconciliation of cash, cash equivalents and restricted cash is as follows:

	December 31,
	2023	2022

Cash and cash equivalents	$21,408	$65,430
Restricted cash	7,403	4,411
Total cash, cash equivalents and restricted cash	$28,811	$69,841

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Property Held for Lease, Net of Accumulated Depreciation and Impairment— Property held for lease consists of furniture, mattresses, customer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to customers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Customers may terminate a lease agreement at any time without penalty. The average customer continues to lease the property for approximately 8 months because the customer either exercises the buyout (early purchase) options or terminates the lease purchase agreement prior to the end of the 10, 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.
Property held for lease is recorded at cost, excluding shipping costs, and is carried at net book value. Depreciation for property held for lease is determined using the income forecasting method and is included within cost of revenue. Under the income forecasting method, property held for lease is depreciated in the proportion of rents received to total expected rents received based on historical data, which is an activity-based method similar to the units of production method. The Company provides for impairment for the undepreciated balance of the property held for lease assuming no salvage value with a corresponding charge to cost of revenue. Impairment expense includes expense related to property identified as impaired based on historical data, including default trends, such that the recorded amount closely approximates actual impairment expense incurred during the period. The Company derecognizes the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue. The Company periodically evaluates fully depreciated property held for lease, net and when it is determined there is no future economic benefit, the cost of the assets are written off and the related accumulated depreciation is reversed.
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
Capitalized Software—The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the Capitalized software and intangible assets, net line item of our consolidated balance sheets. Amortization of capitalized software is included in general and administrative expenses in our consolidated statements of operations and comprehensive loss.

Debt Issuance Costs— Costs incurred in connection with the issuance of the Company’s revolving line of credit (“RLOC”) and senior secured term loan ("Term Loan") have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. The amortization of the Term Loan issuance costs utilizes the effective interest method, and the amortization of the RLOC debt issuance costs utilizes the straight-line method, which is not materially different compared to the effective interest method. The amortization of debt issuance costs is recorded and included in interest expense and other fees in our consolidated statements of operations and comprehensive loss.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Impairment of Long-Lived Assets— The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the years ended December 31, 2023 or 2022.
Rental Revenue— Our lease-to-own agreements, which comprise the majority of our revenue, fall within the scope of ASC 842, Leases under lessor accounting and we are recognizing revenue from customers when revenue is earned and cash is collected. Property held for lease is leased to customers pursuant to lease purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10 to 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with lease term. Accordingly, lease-purchase agreements are accounted for as operating leases under ASC 842, Leases with lease revenues recognized in the period they are earned and cash is collected. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed for customer lease applications. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term.
Revenues from leases from our direct integrations are reported net of sales taxes. For our direct integration transactions, we collect sales tax from each customer's lease payment and set up a sales tax payable for remittance to the respective state. For our Katapult Pay transactions, the merchant partner is funded the amount of the purchased goods including sales tax which is capitalized as part of the investment and included in property held for lease and is depreciated into cost of revenue. Revenue is recognized for our Katapult Pay transactions on gross basis when lease payments are received from customers, which includes sales tax.

Other Revenue— Other revenue consists primarily of asset sales revenue related to the sale of property held for lease and transfer of related lease-purchase contracts and right to receive past due lease payments. During the year ended December 31, 2023, the Company continued to advance its strategy to focus on additional opportunities to generate revenue, which includes the sale of property held for lease to third parties. The sale of property held for lease is now considered recurring and ordinary in nature to the Company’s business. As such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of revenue, presented on a gross basis. We recognized revenue from sales of property held for lease of $2,846 and $3,980, for the years ended December 31, 2023 and 2022, respectively.
Stock-Based Compensation— In accordance with ASC 718, we measure and record compensation expense related to stock-based awards based on the fair value of those awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock option awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. Forfeitures are accounted for as they are incurred.
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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
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
Income Taxes— The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.
Net Loss Per Share— The Company calculates basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities.
Under the two-class method, basic net loss per share available to stockholders is calculated by dividing the net loss available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders during the years ended December 31, 2023 and 2022, respectively.
Fair Value Measurements— Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the established framework for measuring fair value.
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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
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
The Company’s financial instruments consist of accounts payable, accrued expenses, warrant liability, the RLOC, and the Term Loan. Accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. Our consolidated financial statements also include fair value level 3 measurements of private common stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments. Refer to Note 14 for discussion of fair value measurements.
Concentrations of Credit Risk— Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances. As of December 31, 2023, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable.
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. During the years ended December 31, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of total revenue.
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

Recent Accounting Pronouncements Not Yet Adopted— In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU will improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This update is effective for public entities for annual periods beginning after December 15, 2024 with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this ASU.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
4.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT
Property held for lease, net of accumulated depreciation and impairment consists of the following:

	December 31,
	2023	2022
		(As Restated)
Property held for lease	$290,808	$296,351
Less: accumulated depreciation and impairment	(231,473)	(247,507)
Property held for lease, net	$59,335	$48,844
The table below details our cost of revenue for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
		(As Restated)
Depreciation expense related to property held for lease	$125,401	$116,102
Net book value of property buyouts	25,784	30,576
Impairment on property held for lease expense	22,019	17,575
Other (1)	6,677	7,839
Total cost of revenue	$179,881	$172,092
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.
Substantially all property held for lease, net is on-lease as of December 31, 2023 and 2022.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
	2023	2022
Computer, office and other equipment	$822	$813
Computer software	80	80
Furniture and fixtures	100	100
Leasehold improvements	263	252
	1,265	1,245
Less: accumulated depreciation	(938)	(688)
Property and equipment, net	$327	$557
We recognized depreciation expense related to property and equipment, net of $250 and $187 for the years ended December 31, 2023 and 2022, respectively, which is included in general and administrative expenses in our consolidated statements of operations and comprehensive loss.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
6.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	December 31,
	2023	2022
Capitalized software	$3,545	$2,591
Domain name	16	16
	3,561	2,607
Less: accumulated amortization	(1,642)	(760)
Capitalized software and intangible assets, net	$1,919	$1,847
We recognized amortization expense for capitalized software and intangible assets of $882 and $545 for the years ended December 31, 2023 and 2022, respectively, which is included in general and administrative expenses in our consolidated statements of operations and comprehensive loss.
The following table summarizes estimated future amortization expense of capitalized software and intangible assets, net, exclusive of software not yet placed in service, as of December 31, 2023:

Year	Future Amortization Expense of Capitalized Software and Intangible Assets, Net
2024	$784
2025	408
2026	130
$1,322
As of December 31, 2023 and 2022, $581 and $398 of capitalized software was not yet placed in service, respectively and such amounts are excluded from the table above.
7.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	December 31,
	2023	2022
		(As Restated)
Bonus accrual	$4,183	$2,376
Sales tax payable (1)	14,527	11,172
Unfunded lease payable (2)	3,578	3,283
Interest payable	140	118
Other accrued liabilities	1,718	2,297
Total accrued liabilities	$24,146	$19,246
(1)Cash collected from lessees not yet remitted to the tax authority.
(2)Amounts owed to merchant partners for property held for lease.
8.DEBT
On March 6, 2023, the Company entered into the 15th amendment to the loan and security agreement with the Lender (as amended the “15th Amendment"). As part of the amendment, the maturity date of the RLOC and the Term Loan was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The spread on the RLOC was increased to 8.5% from 7.5%, while the spread on the Term Loan remained at 8.0%. Additionally, effective April 1, 2023 ,the Secured Overnight Financing Rate (“SOFR”) replaced the London Interbank Offered Rate (“LIBOR”), plus a 0.10% credit adjustment spread, for both the RLOC and the Term Loan’s benchmark rate for interest rate calculations. As of December 31,

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
2023, the interest rates were 13.9% and 17.9% (which includes the interest rate applicable to interest paid-in-kind (“PIK”)) for the RLOC and Term Loan, respectively.

In connection with the 15th Amendment, the Company repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. Under the same warrant, on December 5, 2023, the Company granted an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. In conjunction with the 15th amendment to the Credit Agreement, the Company incurred a loss on partial extinguishment of debt of $2,391 during the year ended December 31, 2023. The loss on partial extinguishment of debt is attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $25,000 of outstanding principal on the Term Loan.

In addition, the 15th Amendment also updated certain financial covenants, including the Minimum Adjusted EBITDA (as defined in the 15th Amendment) Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate (as defined in the 15th Amendment). As of December 31, 2022, the Company was in compliance with all covenants.

A reconciliation of the outstanding principal to the carrying amount of the RLOC is as follows::

	December 31,
	2023	2022
Principal balance	$60,744	$57,998
Less: Unamortized issuance costs	(397)	(359)
Total carrying amount	$60,347	$57,639

The issuance costs are amortized over the life of the RLOC and included in interest expense and other fees in our consolidated statements of operations and comprehensive loss.

A reconciliation of the outstanding principal to the carrying amount of the Term Loan is as follows:

	December 31,
	2023	2022
Principal balance	$25,000	$50,000
PIK	5,340	3,785
Less: Unamortized debt discount and issuance costs	(4,837)	(5,728)
Total carrying amount	$25,503	$48,057
The interest rate for PIK interest on the Term Loan (as defined in the 15th Amendment) is (A) if Liquidity is greater than $25,000, 4.5% or (B) if Liquidity is less than $25,000, 6%. We recognized amortization expense related to the Term Loan discount and issuance costs of $2,760 and $4,541 (as restated) for the years ended December 31, 2023 and 2022, respectively. Amortization of debt discount and debt issuance costs is included in interest expense and other fees in our consolidated statements of operations and comprehensive loss.
The RLOC and Term Loan are also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants.

On April 24, 2024, the Company entered into the Limited Waiver and 16th Amendment to the Loan and Security Agreement with the Lender (the "16th Amendment"). Pursuant to such 16th Amendment, the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment to the extent such financial statements and certifications were impacted by the restatement. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. As a result of the 16th Amendment, the Company is in compliance with all of its covenants as of December 31, 2023 and as of the issuance date of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
9.LEASES

Lessor Information— Refer to Note 3 of these consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. The Company’s customer agreements are considered operating leases.
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

The Company leases office space in New York, NY under an operating lease with a non-cancelable lease term which ends in June 2025. The Company also leases office space in Plano, TX and in December 2023 entered into a new lease agreement for new office space under an operating lease with a non-cancelable lease term which ends in June 2031. The Company recorded an ROU asset and lease liability for the Plano lease of $471 and $462, respectively. Lease expenses are included in general and administrative expenses in our consolidated statement of operations and comprehensive loss.

The following is a schedule of future minimum lease payments required under the non-cancelable leases as of December 31, 2023, reconciled to the present value of operating lease liabilities:

Year	Future Minimum Lease Payments
2024	$384
2025	275
2026	108
2027	111
2028	114
Thereafter	302
Total future minimum lease payments	$1,294
Less: Interest	(383)
Total present value of lease liabilities	$911
Lease Liabilities—Lease liabilities as of December 31, 2023, consists of the following:

December 31, 2023
Current portion of lease liabilities	$297
Long-term lease liabilities, net of current portion	614
Total lease liabilities	$911
We recognized rent expense for operating leases of $565 and $532 for the for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had a weighted average remaining lease term of 5.2 years and a weighted average discount rate of 12%.
10.STOCK-BASED COMPENSATION
The Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Equity Incentive Plan, (the “2021 Plan”).
2014 Plan
In accordance with the 2014 Plan, the board of directors of Legacy Katapult could grant equity awards to officers, employees, directors and consultants for common stock. There were no stock options granted to non-employees during 2023 and 2022. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years. No equity
81

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
awards have been granted under the 2014 Plan since October 2020 and no new equity awards are expected to be granted under the 2014 Plan.
Stock Options
A summary of the status of the stock options under the 2014 Plan as of December 31, 2023, and changes during the year then ended is presented below (adjusted after the Reverse Stock Split):

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	322,900	$7.39	6.3	$5,479
Granted	—	—
Exercised	(120)	4.75
Forfeited	(375)	$87.50
Balance - December 31, 2023	322,405	$7.30	5.3	$1,539
Exercisable - December 31, 2023	322,232	$7.26	5.3	$1,539
Unvested - December 31, 2023	173	$—	5.3	$—
The total intrinsic value of stock options exercised during the year ended December 31, 2022 was $216.
2021 Plan
On June 9, 2021, the 2021 Plan, which was previously approved by the board of directors and stockholders, became effective.
In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards ("RSA"), restricted stock unit awards ("RSU") and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based and/or performance-based vesting conditions. Awards granted under the 2021 Plan generally vest over one to four years depending upon the grantee. Following the effect of the 1-for-25 Reverse Stock Split, the total common stock authorized for issuance under our 2021 Plan is 517,286.
Stock Options
A summary of the status of the stock options under the 2021 Plan as of December 31, 2023, and changes during the year then ended is presented below (adjusted after the Reverse Stock Split):

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	13,865	$261.25	8.50	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance - December 31, 2023	13,865	$261.25	7.50	$—
Exercisable - December 31, 2023	10,687	$261.25	7.50	$—
Unvested - December 31, 2023	3,178	$261.25	7.50	$—
As of December 31, 2023, total compensation cost not yet recognized related to unvested stock options was $469, which is expected to be recognized over a period of 0.9 years. No stock options were granted under the 2021 Plan during the years ended December 31, 2023 and 2022.
82

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Restricted Stock Units
RSUs are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSU's are measured based on the fair value of the Company's common stock on the date of grant.
A summary of the status of RSU's under the 2021 Plan as of December 31, 2023, and changes during the year then ended is presented below (adjusted after the Reverse Stock Split):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	245,689	$59.56
Granted	187,737	$20.16
Vested	(116,969)	$59.86
Forfeited	(38,167)	$50.76
Outstanding - December 31, 2023	278,290	$34.05
Stock-Based Compensation Expense—We recognized stock-based compensation expense of $7,034 and $6,439 for the years ended December 31, 2023 and 2022, respectively. Stock-based compensation expense is included in compensation costs on the consolidated statements of operations and comprehensive loss.

As of December 31, 2023, there was approximately $7,744 of unrecognized compensation costs related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of vested RSUs as of their respective vesting dates were $1,830.

Shares Available For Future Issuance—At December 31, 2023, there were 103,312 shares available for issuance by the Company under the 2021 Plan.
11.INCOME TAXES

The Company recorded a federal income tax loss fully related to its U.S.-based jurisdictions for the years ended December 31, 2023 and 2022, respectively. Since it maintains a full valuation allowance on all of its deferred tax assets, the Company recorded no federal provision for income tax or benefits during the years ended December 31, 2023 and 2022, respectively. The provision for income taxes for the year ended December 31, 2023 relates primarily to state income taxes. The benefit for income taxes for the year ended December 31, 2022 relates primarily to reductions in certain state income tax obligations.
83

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2023	2022
		(As Restated)
Federal statutory rate	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	6.3%	7.0%
Change in valuation allowance	(24.4%)	(29.4%)
Warrant remeasurement	0.5%	3.3%
Stock compensation	(3.6%)	(2.1%)
Permanent differences	(0.2%)	—%
Other, net	—%	0.3%
Effective tax rate	(0.4%)	0.1%

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
		(As Restated)
Deferred tax assets:
Accruals and reserves	3,309	$677
Federal, state and local net operating loss carryforwards	32,441	33,038
Stock compensation	914	1,172
Section 163(j) interest carryforward	8,747	4,544
Lease liabilities	231	209
Total deferred tax asset before valuation allowance	45,642	39,640
Valuation allowance	(39,968)	(31,220)
Deferred tax asset - net of valuation allowance	5,674	8,420
Deferred tax liabilities:
Right-of-use assets	(224)	(195)
Depreciation & amortization	(5,450)	(8,225)
Total deferred tax liabilities	(5,674)	(8,420)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2023 and 2022, the Company had a U.S. federal net operating loss carryforward of $127,800 and $134,100, respectively. As of December 31, 2023 and 2022, the Company has state net operating loss (“NOL”) carryforwards of $94,100 and $86,000, respectively. Of the $127,800 of Federal NOL carryforwards, $27,300 begins to expire in 2033 and $100,500 may be carried forward indefinitely. The state net operating loss carryforwards begin to expire in 2024.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023 and 2022, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2023 and 2022.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
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
The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023 and 2022 the Company has not recorded any uncertain tax positions in our consolidated financial statements.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2023 and 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2020, to the present. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.
12.NET LOSS PER SHARE

As discussed in Note 8, on March 6, 2023, in connection with the 15th amendment of our Credit Agreement, the Company issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. Under the same warrant, on December 5, 2023, the Company granted an additional 80,000 shares of its common stock at an exercise price of $0.25 per share which are vested. The warrants were considered exercisable for 160,000 shares for little to no consideration and the shares are therefore included in basic shares outstanding at their issuance date.

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

	Year Ended December 31,
	2023	2022
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	336,270	337,335
Unvested restricted stock units	278,290	240,160
Total common stock equivalents	1,127,860	1,090,795

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
13.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any material indemnification or other claims, except as discussed below and has not accrued any material liabilities related to such obligations in the consolidated financial statements as of December 31, 2023 and 2022.
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
On September 12, 2022, DCA filed a motion seeking summary judgment as to its claims, and on September 13, 2022, the Company filed a motion seeking summary judgment as to DCA’s first cause of action. The parties subsequently filed opposition and reply briefs and unsuccessfully attempted to resolve the matter via mediation. On September 6, 2023, the Court issued its decision and order on the motions, granting in part each party’s motion. It found that (1) Katapult breached its obligation to offer DCA the opportunity to act as its advisor on the 2020 sale transaction but that a triable question of fact remains regarding the damages, if any, caused by the breach (2) Katapult did not breach the contract with respect to its failure to offer DCA the opportunity to act as its advisor on the 2020 PIPE transaction; and (3) a triable question of fact remains regarding whether Katapult breached any obligations regarding the termination fee. This matter is scheduled for trial in September 2024. The Company intends to vigorously defend against the claims in this action.
Shareholder Litigation

On August 27, 2021, a putative class action lawsuit, captioned McIntosh v. Katapult Holdings, Inc., et al, was filed in the U.S. District Court for the Southern District of New York. The operative second amended complaint was filed on November 4, 2022 against Katapult Holdings, Inc., three current and former Company officers, and two FinServ officers. The second amended complaint alleges violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, and seeks an unspecified amount of damages on behalf of persons and entities that (a) beneficially owned and/or held FinServ common stock as of the close of business on May 11, 2021 and were eligible to vote at FinServ’s June 7, 2021 special meeting (the “FinServ Putative Class”); or (b) purchased or otherwise acquired Katapult securities between June 15, 2021 and August 9, 2021, inclusive (the “Katapult Putative Class”). On May 26, 2022, the Court appointed a lead plaintiff, but on August 8, 2023, the court dismissed the Katapult Putative Class’s claims which were under Sections 10(b) and 20(a) and dismissed two current and former Company officers from the case. The Court declined to dismiss certain of the FinServ Putative Class’s claims under Sections 14(a) and 20(a).

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In December 2023, the Company and the plaintiffs in both the New York and Delaware class action lawsuits began mediation to reach a resolution to the pending lawsuits. After several rounds of mediated discussions, all parties have accepted the mediator's recommendation to settle the class action lawsuits. Although the settlement negotiations are ongoing, given the status of the settlement talks we were required under GAAP to accrue a liability in connection to the potential settlement. Accordingly, the Company accrued a contingent liability of $12,000 in accrued litigation settlement in current liabilities in its consolidated balance sheet as of December 31, 2023. The Company also recorded a $5,000 litigation insurance reimbursement receivable in current assets in its consolidated balance sheet as of December 31, 2023, which the insurer has agreed to pay. The Company recorded a $7,000 litigation expense, net in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2023, which is net of the $5,000 litigation insurance reimbursement. The settlement, if any, may be satisfied in a combination of cash and shares.
14.FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of its warrant liability, RLOC, and Term Loan.
The estimated fair value of the Company’s RLOC, and term loan facility were as follows:

	December 31, 2023			December 31, 2022
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
RLOC	$60,744	$60,347	$64,631	$57,998	$57,639	$58,708
Term loan (1)	30,340	25,503	33,900	53,785	48,057	56,828
	$91,084	$85,850	$98,531	$111,783	$105,696	$115,536
(1)Term loan outstanding principal balance and fair value includes $5,340 and $3,785 of capitalized PIK interest as of December 31, 2023 and 2022, respectively.
The estimated fair values of the Company’s RLOC and Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the yield for similar debt instruments with similar credit ratings.
There were no assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively. Liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public (Level 1) & Private Warrants (Level 3)	$95	$93	$—	$2
Total Other Liabilities	$95	$93	$—	$2

	December 31, 2022
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public (Level 1) & Private Warrants (Level 3)	$902	$875	$—	$27
Total Other Liabilities	$902	$875	$—	$27
During the years ended December 31, 2023 and 2022, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The following table summarizes the activity for the Company’s Warrant liability measured at fair value on a recurring basis:

Warrant Liability
Balance as of December 31, 2022	$902
Changes in fair value	(807)
Balance as of December 31, 2023	$95
15.SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these consolidated financial statements.

On April 24, 2024, the Company entered into the Limited Waiver and 16th Amendment to the Loan and Security Agreement with the Lender (the "16th Amendment"). Pursuant to such 16th Amendment, the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment to the extent such financial statements and certifications were impacted by the restatement. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. As a result of the 16th Amendment, the Company is in compliance with all of its covenants as of December 31, 2023 and as of the issuance date of these consolidated financial statements.

16.RESTATEMENT OF UNAUDITED QUARTERLY RESULTS (UNAUDITED)
.
The financial results data, presented on a quarterly basis for the years ended December 31, 2022 and 2023 are unaudited. This data has been prepared in accordance with U.S. GAAP for interim financial information and, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for the periods presented.

We have restated herein our previously issued unaudited quarterly financial results for the quarters ended March 31, 2022 and 2023, June 30, 2022 and 2023 and September 30, 2022 and 2023. The information has been prepared on the same basis as the consolidated financial statements. The related adjustments to the unaudited quarterly financial information resulting from similar adjustments discussed in Note 2 are also presented below. See Note 2 for descriptions of the misstatements in each category of restatements referenced by (a) and (b). In addition for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, we decreased compensation costs in each quarter by $201 related to our bonus accrual as a result of increases to net loss in the respective periods referenced by (c) in the tables below.

Presented below are the restated condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows for each of the interim periods within the years ended December 31, 2022 and 2023.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Balance Sheet (Unaudited)

	As of March 31, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$80,625	$—		$80,625
Restricted cash	5,577	—		5,577
Property held for lease, net of accumulated depreciation and impairment	52,288	—		52,288
Prepaid expenses and other current assets	2,400	—		2,400
Total current assets	140,890	—		140,890
Property and equipment, net	669	—		669
Security deposits	91	—		91
Capitalized software and intangible assets, net	1,452	—		1,452
Right-of-use assets	1,050	—		1,050
Total assets	$144,152	$—		$144,152
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,430	$—		$2,430
Accrued liabilities	10,369	3,759	(a)(b4)	14,128
Unearned revenue	2,036	2,515	(b3)	4,551
Lease liabilities	426	—		426
Total current liabilities	15,261	6,274		21,535
Revolving line of credit, net	48,105	—		48,105
Term loan, net, non-current	41,586	1,215	(b2)	42,801
Other liabilities	4,252	—		4,252
Lease liabilities, non-current	715	—		715
Total liabilities	109,919	7,489		117,408
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	—	—		—
Additional paid-in capital	78,596	—		78,596
Accumulated deficit	(44,363)	(7,489)	(a)(b2-b4)	(51,852)
Total stockholders' (deficit) equity	34,233	(7,489)		26,744
Total liabilities and stockholders' (deficit) equity	$144,152	$—		$144,152

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Revenue
Rental revenue	$58,903	$(661)	(a)	$58,242
Other revenue	974	—		974
Total revenue	59,877	(661)		59,216
Cost of revenue	48,113	—		48,113
Gross profit	11,764	(661)		11,103
Operating expenses:
Servicing costs	1,207	—		1,207
Underwriting fees	488	—		488
Professional and consulting fees	3,288	(367)	(b2)	2,921
Technology and data analytics	2,410	—		2,410
Compensation costs	5,377	—		5,377
General and administrative	3,805	121	(b2)	3,926
Total operating expenses	16,575	(246)		16,329
Loss from operations	(4,811)	(415)		(5,226)
Interest expense and other fees	(3,801)	(481)	(b2)	(4,282)
Change in fair value of warrant liability	3,089	—		3,089
Loss before income taxes	(5,523)	(896)		(6,419)
Provision for income taxes	(35)	—		(35)
Net loss	$(5,558)	$(896)		$(6,454)

Weighted average common shares outstanding - basic and diluted	3,915	—		3,915

Net loss per common share - basic and diluted	$(1.42)	$(0.23)		$(1.65)

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Cash Flow (Unaudited)

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Adjustments	Ref	As Restated
Cash flows from operating activities:
Net loss	$(5,558)	$(896)	(a)(b2)	$(6,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,740	—		32,740
Net book value of property held for lease buyouts	10,020	—		10,020
Impairment on property held for lease expense	3,224	—		3,224
Change in fair value of warrants liability	(3,089)	—		(3,089)
Stock-based compensation	1,089	—		1,089
Amortization of debt discount	537	481	(b2)	1,018
Amortization of debt issuance costs, net	91	—		91
Accrued PIK Interest	388	—		388
Amortization of right-of-use assets	89	—		89
Change in operating assets and liabilities:
Property held for lease	(36,398)	—		(36,398)
Prepaid expenses and other current assets	1,849	121	(b2)	1,970
Accounts payable	401	—		401
Accrued liabilities	(1,444)	294	(a)(b2)	(1,150)
Lease liabilities	(99)	—		(99)
Unearned revenues	(99)	—		(99)
Net cash used in operating activities	3,741	—		3,741
Cash flows from investing activities:
Purchases of property and equipment	(139)	—		(139)
Additions to capitalized software	(472)	—		(472)
Net cash used in investing activities	(611)	—		(611)
Cash flows from financing activities:
Principal repayments on revolving line of credit	(13,224)	—		(13,224)
Repurchases of restricted stock	(195)	—		(195)
Proceeds from exercise of stock options	60	—		60
Net cash used in financing activities	(13,359)	—		(13,359)
Net decrease in cash, cash equivalents and restricted cash	(10,229)	—		(10,229)
Cash, cash equivalents and restricted cash at beginning of period	96,431	—		96,431
Cash, cash equivalents and restricted cash at end of period	$86,202	$—		$86,202

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Balance Sheet (Unaudited)

	As of June 30, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$85,025	$—		$85,025
Restricted cash	2,229	—		2,229
Property held for lease, net of accumulated depreciation and impairment	45,935	—		45,935
Prepaid expenses and other current assets	4,646	—		4,646
Total current assets	137,835	—		137,835
Property and equipment, net	636	—		636
Security deposits	91	—		91
Capitalized software and intangible assets, net	1,687	—		1,687
Right-of-use assets	960	—		960
Total assets	$141,209	$—		$141,209
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,752	$—		$1,752
Accrued liabilities	10,914	4,224	(a)(b4)	15,138
Unearned revenue	1,623	2,515	(b3)	4,138
Lease liabilities	439	—		439
Total current liabilities	14,728	6,739		21,467
Revolving line of credit, net	55,183	—		55,183
Term loan, net, non-current	42,461	1,826	(b2)	44,287
Other liabilities	1,929	—		1,929
Lease liabilities, non-current	600	—		600
Total liabilities	114,901	8,565		123,466
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	—	—		—
Additional paid-in capital	80,404	—		80,404
Accumulated deficit	(54,096)	(8,565)	(a)(b2-b4)	(62,661)
Total stockholders' (deficit) equity	26,308	(8,565)		17,743
Total liabilities and stockholders' (deficit) equity	$141,209	$—		$141,209

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustments	Ref	As Restated	As Previously Reported	Restatement Adjustments	Ref	As Restated
Revenue
Rental revenue	$51,911	$(465)	(a)	$51,446	$110,815	$(1,126)	(a)	$109,689
Other revenue	1,128	—		1,128	2,102	—		2,102
Total revenue	53,039	(465)		52,574	112,917	(1,126)		111,791
Cost of revenue	44,849	—		44,849	92,962	—		92,962
Gross profit	8,190	(465)		7,725	19,955	(1,126)		18,829
Operating expenses:
Servicing costs	1,131	—		1,131	2,337	—		2,337
Underwriting fees	423	—		423	910	—		910
Professional and consulting fees	2,259	—		2,259	5,547	(367)	(b2)	5,180
Technology and data analytics	2,455	—		2,455	4,864	—		4,864
Compensation costs	6,470	—		6,470	11,847	—		11,847
General and administrative	3,649	—		3,649	7,459	121	(b2)	7,580
Total operating expenses	16,387	—		16,387	32,964	(246)		32,718
Loss from operations	(8,197)	(465)		(8,662)	(13,009)	(880)		(13,889)
Interest expense and other fees	(3,794)	(611)	(b2)	(4,405)	(7,594)	(1,092)	(b2)	(8,686)
Change in fair value of warrant liability	2,323	—		2,323	5,412	—		5,412
Loss before income taxes	(9,668)	(1,076)		(10,744)	(15,191)	(1,972)		(17,163)
Provision for income taxes	(65)	—		(65)	(100)	—		(100)
Net loss	$(9,733)	$(1,076)		$(10,809)	$(15,291)	$(1,972)		$(17,263)

Weighted average common shares outstanding - basic and diluted	3,918	—		3,918	3,921	—		3,921

Net loss per common share - basic and diluted	$(2.48)	$(0.27)		$(2.76)	$(3.90)	$(0.50)		$(4.40)

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Cash Flow (Unaudited)

	Six Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustments	Ref	As Restated
Cash flows from operating activities:
Net loss	$(15,291)	$(1,972)	(a)(b2)	$(17,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,438	—		62,438
Net book value of property held for lease buyouts	19,040	—		19,040
Impairment on property held for lease expense	7,490	—		7,490
Change in fair value of warrants liability	(5,412)	—		(5,412)
Stock-based compensation	2,946	—		2,946
Amortization of debt discount	1,015	1,092	(b2)	2,107
Amortization of debt issuance costs, net	181	—		181
Accrued PIK Interest	785	—		785
Amortization of right-of-use assets	179	—		179
Change in operating assets and liabilities:
Property held for lease	(72,844)	—		(72,844)
Prepaid expenses and other current assets	(397)	121	(b2)	(276)
Accounts payable	(277)	—		(277)
Accrued liabilities	(899)	759	(a)(b2)	(140)
Lease liabilities	(201)	—		(201)
Unearned revenues	(512)	—		(512)
Net cash used in operating activities	(1,759)	—		(1,759)
Cash flows from investing activities:
Purchases of property and equipment	(153)	—		(153)
Additions to capitalized software	(845)	—		(845)
Net cash used in investing activities	(998)	—		(998)
Cash flows from financing activities:
Proceeds from revolving line of credit	9,935	—		9,935
Principal repayments on revolving line of credit	(16,171)	—		(16,171)
Repurchases of restricted stock	(244)	—		(244)
Proceeds from exercise of stock options	60	—		60
Net cash used in financing activities	(6,420)	—		(6,420)
Net decrease in cash, cash equivalents and restricted cash	(9,177)	—		(9,177)
Cash, cash equivalents and restricted cash at beginning of period	96,431	—		96,431
Cash, cash equivalents and restricted cash at end of period	$87,254	$—		$87,254

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Balance Sheet (Unaudited)

	As of September 30, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$77,162	$—			$77,162
Restricted cash	4,412	—			4,412
Property held for lease, net of accumulated depreciation and impairment	42,195	—			42,195
Prepaid expenses and other current assets	4,630	—			4,630
Total current assets	128,399	—			128,399
Property and equipment, net	600	—			600
Security deposits	91	—			91
Capitalized software and intangible assets, net	1,894	—			1,894
Right-of-use assets	868	—			868
Total assets	$131,852	$—			$131,852
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,901	$—			$2,901
Accrued liabilities	11,972	4,820	(a)(b4)		16,792
Unearned revenue	1,497	2,515	(b3)		4,012
Lease liabilities	419	—		-1000	419
Total current liabilities	16,789	7,335			24,124
Revolving line of credit, net	49,783	—			49,783
Term loan, net, non-current	43,299	2,882	(b2)		46,181
Other liabilities	1,548	—			1,548
Lease liabilities, non-current	515	—			515
Total liabilities	111,934	10,217			122,151
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	—	—			—
Additional paid-in capital	82,167	—			82,167
Accumulated deficit	(62,249)	(10,217)	(a)(b2-b4)		(72,466)
Total stockholders' (deficit) equity	19,918	(10,217)			9,701
Total liabilities and stockholders' (deficit) equity	$131,852	$—			$131,852

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	Ref	As Restated	As Previously Reported	Restatement Adjustments	Ref	As Restated
Revenue
Rental revenue	$49,260	$(596)	(a)	$48,664	$160,075	$(1,722)	(a)	$158,353
Other revenue	1,081	—		1,081	3,183	—		3,183
Total revenue	50,341	(596)		49,745	163,258	(1,722)		161,536
Cost of revenue	38,417	—		38,417	131,379	—		131,379
Gross profit	11,924	(596)		11,328	31,879	(1,722)		30,157
Operating expenses:
Servicing costs	1,025	—		1,025	3,362	—		3,362
Underwriting fees	419	—		419	1,330	—		1,330
Professional and consulting fees	2,697	(375)	(b4)	2,322	8,244	(742)	(b2)(b4)	7,502
Technology and data analytics	2,421	—		2,421	7,286	—		7,286
Compensation costs	6,752	—		6,752	18,599	—		18,599
General and administrative	3,276	—		3,276	10,733	121	(b2)	10,854
Litigation expense, net	—	375	(b4)	375	—	375	(b4)	375
Total operating expenses	16,590	—		16,590	49,554	(246)		49,308
Loss from operations	(4,666)	(596)		(5,262)	(17,675)	(1,476)		(19,151)
Interest expense and other fees	(4,018)	(1,056)	(b2)	(5,074)	(11,612)	(2,148)	(b2)	(13,760)
Interest income	223	—		223	223	—		223
Change in fair value of warrant liability	381	—		381	5,793	—		5,793
Loss before income taxes	(8,080)	(1,652)		(9,732)	(23,271)	(3,624)		(26,895)
Provision for income taxes	(73)	—		(73)	(173)	—		(173)
Net loss	$(8,153)	$(1,652)		$(9,805)	$(23,444)	$(3,624)		$(27,068)

Weighted average common shares outstanding - basic and diluted	3,936	—		3,936	3,926	—		3,926

Net loss per common share - basic and diluted	$(2.07)	$(0.42)		$(2.49)	$(5.97)	$(0.92)		$(6.89)

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Condensed Consolidated Statement of Cash Flow (Unaudited)

	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	Ref	As Restated
Cash flows from operating activities:
Net loss	$(23,444)	$(3,624)	(a)(b2)	$(27,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,093	—		89,093
Net book value of property held for lease buyouts	24,783	—		24,783
Impairment on property held for lease expense	11,928	—		11,928
Change in fair value of warrants liability	(5,793)	—		(5,793)
Stock-based compensation	4,753	—		4,753
Amortization of debt discount	1,130	2,148	(b2)	3,278
Amortization of debt issuance costs, net	271	—		271
Accrued PIK Interest	1,508	—		1,508
Amortization of right-of-use assets	271	—		271
Change in operating assets and liabilities:
Property held for lease	(105,741)	—		(105,741)
Prepaid expenses and other current assets	(382)	121	(b2)	(261)
Accounts payable	872	—		872
Accrued liabilities	159	1,355	(a)(b2)	1,514
Lease liabilities	(306)	—		(306)
Unearned revenues	(638)	—		(638)
Net cash used in operating activities	(1,536)	—		(1,536)
Cash flows from investing activities:
Purchases of property and equipment	(164)	—		(164)
Additions to capitalized software	(1,203)	—		(1,203)
Net cash used in investing activities	(1,367)	—		(1,367)
Cash flows from financing activities:
Proceeds from revolving line of credit	9,935	—		9,935
Principal repayments on revolving line of credit	(21,661)	—		(21,661)
Repurchases of restricted stock	(293)	—		(293)
Proceeds from exercise of stock options	65	—		65
Net cash used in financing activities	(11,954)	—		(11,954)
Net decrease in cash, cash equivalents and restricted cash	(14,857)	—		(14,857)
Cash, cash equivalents and restricted cash at beginning of period	96,431	—		96,431
Cash, cash equivalents and restricted cash at end of period	$81,574	$—		$81,574

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below sets forth the unaudited condensed consolidated statements of stockholders' (deficit) equity, including balances reported, adjustments and balances as restated:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at March 31, 2022 as reported	3,925	$—	$78,596	$(44,363)	$34,233
Cumulative adjustments to net loss		—	—	(7,489)	(7,489)
Balance at March 31, 2022 as restated	3,925	$—	$78,596	$(51,852)	$26,744
			—	—
Balance at June 30, 2022 as reported	3,933	$—	$80,404	$(54,096)	$26,308
Cumulative adjustments to net loss		—	—	(8,565)	(8,565)
Balance at June 30, 2022 as restated	3,933	$—	$80,404	$(62,661)	$17,743

Balance at September 30, 2022 as reported	3,937	$—	$82,167	$(62,249)	$19,918
Cumulative adjustments to net loss		—	—	(10,217)	(10,217)
Balance at September 30, 2022 as restated	3,937	$—	$82,167	$(72,466)	$9,701

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Balance Sheet (Unaudited)

	As of March 31, 2023
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$40,552	$—		$40,552
Restricted cash	4,397	—		4,397
Property held for lease, net of accumulated depreciation and impairment	52,801	(1,268)	(b1)	51,533
Prepaid expenses and other current assets	5,737	(745)	(b1)	4,992
Total current assets	103,487	(2,013)		101,474
Property and equipment, net	514	—		514
Security deposits	91	—		91
Capitalized software and intangible assets, net	1,994	—		1,994
Right-of-use assets	674	—		674
Total assets	$106,760	$(2,013)		$104,747
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,516	$—		$1,516
Accrued liabilities	14,040	5,981	(a)	20,021
Unearned revenue	2,002	2,631	(b3)	4,633
Lease liabilities	343	—		343
Total current liabilities	17,901	8,612		26,513
Revolving line of credit, net	60,905	—		60,905
Term loan, net, non-current	22,811	—		22,811
Other liabilities	770	—		770
Lease liabilities, non-current	372	—		372
Total liabilities	102,759	8,612		111,371
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	—	—		—
Additional paid-in capital	89,791	—		89,791
Accumulated deficit	(85,790)	(10,625)	(a)(b1)(b3)	(96,415)
Total stockholders' (deficit) equity	4,001	(10,625)		(6,624)
Total liabilities and stockholders' (deficit) equity	$106,760	$(2,013)		$104,747

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Revenue
Rental revenue	$54,724	$(593)	(a)	$54,131
Other revenue	952	—		952
Total revenue	55,676	(593)		55,083
Cost of revenue	42,173	1,040	(b1)	43,213
Gross profit	13,503	(1,633)		11,870
Operating expenses:
Servicing costs	990	—		990
Underwriting fees	468	—		468
Professional and consulting fees	2,655	—		2,655
Technology and data analytics	1,665	—		1,665
Compensation costs	7,057	(202)	(c)	6,855
General and administrative	2,934	—		2,934
Total operating expenses	15,769	(202)		15,567
Loss from operations	(2,266)	(1,431)		(3,697)
Loss on partial extinguishment of debt	(2,391)	—		(2,391)
Interest expense and other fees	(5,189)	—		(5,189)
Interest income	620	—		620
Change in fair value of warrant liability	132	—		132
Loss before income taxes	(9,094)	(1,431)		(10,525)
Provision for income taxes	(20)	—		(20)
Net loss	$(9,114)	$(1,431)		$(10,545)

Weighted average common shares outstanding - basic and diluted	3,973	—		3,973

Net loss per common share - basic and diluted	$(2.29)	$(0.36)		$(2.65)

Condensed Consolidated Statement of Cash Flow (Unaudited)

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Adjustments	Ref	As Restated
Cash flows from operating activities:
Net loss	$(9,114)	$(1,431)	(a)(b1)(b4)(c)	$(10,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,012	665	(b1)	29,677
Net book value of property held for lease buyouts	6,452	295	(b1)	6,747
Impairment on property held for lease expense	5,223	35	(b1)	5,258
Change in fair value of warrants liability	(132)	—		(132)
Stock-based compensation	2,090	—		2,090
Loss on partial extinguishment of debt	2,391	—		2,391
Amortization of debt discount	1,093	—		1,093
Amortization of debt issuance costs, net	81	—		81
Accrued PIK Interest	530	—		530
Amortization of right-of-use assets	98	—		98
Change in operating assets and liabilities:
Property held for lease	(43,013)	(286)	(b4)	(43,299)
Prepaid expenses and other current assets	2,778	331	(b1)(b4)	3,109
Accounts payable	252	—		252
Accrued liabilities	(985)	391	(a)(c)	(594)
Lease liabilities	(112)	—		(112)
Unearned revenues	450	—		450
Net cash used in operating activities	(2,906)	—		(2,906)
Cash flows from investing activities:
Purchases of property and equipment	(4)	—		(4)
Additions to capitalized software	(297)	—		(297)
Net cash used in investing activities	(301)	—		(301)
Cash flows from financing activities:
Proceeds from revolving line of credit	4,350	—		4,350
Principal repayments on revolving line of credit	(872)	—		(872)
Principal repayment on term loan	(25,000)	—		(25,000)
Repurchases of restricted stock	(163)	—		(163)
Net cash used in financing activities	(21,685)	—		(21,685)
Net decrease in cash, cash equivalents and restricted cash	(24,892)	—		(24,892)
Cash, cash equivalents and restricted cash at beginning of period	69,841	—		69,841
Cash, cash equivalents and restricted cash at end of period	$44,949	$—		$44,949

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Balance Sheet (Unaudited)

	As of June 30, 2023
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$38,228	$—		$38,228
Restricted cash	3,343	—		3,343
Property held for lease, net of accumulated depreciation and impairment	54,352	(1,567)	(b1)	52,785
Prepaid expenses and other current assets	6,485	(1,241)	(b1)	5,244
Total current assets	102,408	(2,808)		99,600
Property and equipment, net	471	—		471
Security deposits	91	—		91
Capitalized software and intangible assets, net	2,021	—		2,021
Right-of-use assets	574	—		574
Total assets	$105,565	$(2,808)		$102,757
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$974	$—		$974
Accrued liabilities	14,588	6,214	(a)	20,802
Unearned revenue	1,988	2,631	(b3)	4,619
Lease liabilities	304	—		304
Total current liabilities	17,854	8,845		26,699
Revolving line of credit, net	63,538	—		63,538
Term loan, net, non-current	23,644	—		23,644
Other liabilities	513	—		513
Lease liabilities, non-current	296	—		296
Total liabilities	105,845	8,845		114,690
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	—	—		—
Additional paid-in capital	91,920	—		91,920
Accumulated deficit	(92,200)	(11,653)	(a)(b1)(b3)	(103,853)
Total stockholders' (deficit) equity	(280)	(11,653)		(11,933)
Total liabilities and stockholders' (deficit) equity	$105,565	$(2,808)		$102,757

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	As Previously Reported	Restatement Adjustments	Ref	As Restated	As Previously Reported	Restatement Adjustments	Ref	As Restated
Revenue
Rental revenue	$53,874	$(435)	(a)	$53,439	$108,598	$(1,028)	(a)	$107,570
Other revenue	697	—		697	1,649	—		1,649
Total revenue	54,571	(435)		54,136	110,247	(1,028)		109,219
Cost of revenue	43,874	795	(b1)	44,669	86,047	1,835	(b1)	87,882
Gross profit	10,697	(1,230)		9,467	24,200	(2,863)		21,337
Operating expenses:
Servicing costs	1,103	—		1,103	2,093	—		2,093
Underwriting fees	480	—		480	948	—		948
Professional and consulting fees	1,623	—		1,623	4,278	—		4,278
Technology and data analytics	1,959	—		1,959	3,624	—		3,624
Compensation costs	5,768	(202)	(c)	5,566	12,825	(404)	(c)	12,421
General and administrative	2,746	—		2,746	5,680	—		5,680
Total operating expenses	13,679	(202)		13,477	29,448	(404)		29,044
Loss from operations	(2,982)	(1,028)		(4,010)	(5,248)	(2,459)		(7,707)
Loss on partial extinguishment of debt	—	—		—	(2,391)	—		(2,391)
Interest expense and other fees	(4,098)	—		(4,098)	(9,287)	—		(9,287)
Interest income	427	—		427	1,047	—		1,047
Change in fair value of warrant liability	257	—		257	389	—		389
Loss before income taxes	(6,396)	(1,028)		(7,424)	(15,490)	(2,459)		(17,949)
Provision for income taxes	(14)	—		(14)	(34)	—		(34)
Net loss	$(6,410)	$(1,028)		$(7,438)	$(15,524)	$(2,459)		$(17,983)

Weighted average common shares outstanding - basic and diluted	4,073	—		4,073	4,023	—		4,023

Net loss per common share - basic and diluted	$(1.57)	$(0.25)		$(1.83)	$(3.86)	$(0.61)		$(4.47)

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Cash Flow (Unaudited)

	Six Months Ended June 30, 2023
	As Previously Reported	Restatement Adjustments	Ref	As Restated
Cash flows from operating activities:
Net loss	$(15,524)	$(2,459)	(a)(b1)(b4)(c)	$(17,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,646	1,245	(b1)	60,891
Net book value of property held for lease buyouts	12,921	375	(b1)	13,296
Impairment on property held for lease expense	10,515	85	(b1)	10,600
Change in fair value of warrants liability	(389)	—		(389)
Stock-based compensation	4,303	—		4,303
Loss on partial extinguishment of debt	2,391	—		2,391
Amortization of debt discount	1,592	—		1,592
Amortization of debt issuance costs, net	145	—		145
Accrued PIK Interest	864	—		864
Amortization of right-of-use assets	198	—		198
Change in operating assets and liabilities:
Property held for lease	(86,725)	(697)	(b4)	(87,422)
Prepaid expenses and other current assets	2,030	828	(b1)(b4)	2,858
Litigation insurance reimbursement receivable	—	—		—
Accounts payable	(290)			(290)
Accrued liabilities	(437)	623	(a)(c)	186
Lease liabilities	(227)	—		(227)
Unearned revenues	436	—		436
Net cash used in operating activities	(8,551)	—		(8,551)
Cash flows from investing activities:
Additions to capitalized software	(519)	—		(519)
Net cash used in investing activities	(519)	—		(519)
Cash flows from financing activities:
Proceeds from revolving line of credit	9,380	—		9,380
Principal repayments on revolving line of credit	(3,311)	—		(3,311)
Principal repayment on term loan	(25,000)	—		(25,000)
Payments of deferred financing costs	(22)	—		(22)
Repurchases of restricted stock	(247)	—		(247)
Net cash used in financing activities	(19,200)	—		(19,200)
Net decrease in cash, cash equivalents and restricted cash	(28,270)	—		(28,270)
Cash, cash equivalents and restricted cash at beginning of period	69,841	—		69,841
Cash, cash equivalents and restricted cash at end of period	$41,571	$—		$41,571

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Balance Sheet (Unaudited)

	As of September 30, 2023
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$32,187	$—		$32,187
Restricted cash	6,682	—		6,682
Property held for lease, net of accumulated depreciation and impairment	53,581	(1,911)	(b1)	51,670
Prepaid expenses and other current assets	6,777	(1,801)	(b1)	4,976
Total current assets	99,227	(3,712)		95,515
Property and equipment, net	427	—		427
Security deposits	91	—		91
Capitalized software and intangible assets, net	2,060	—		2,060
Right-of-use assets	498	—		498
Total assets	$102,303	$(3,712)		$98,591
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$735	$—		$735
Accrued liabilities	15,747	6,451	(a)	22,198
Unearned revenue	2,124	2,631	(b3)	4,755
Lease liabilities	297	—		297
Total current liabilities	18,903	9,082		27,985
Revolving line of credit, net	60,397	—		60,397
Term loan, net, non-current	24,543	—		24,543
Other liabilities	131	—		131
Lease liabilities, non-current	218	—		218
Total liabilities	104,192	9,082		113,274
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	—	—		—
Additional paid-in capital	93,225	—		93,225
Accumulated deficit	(95,114)	(12,794)	(a)(b1)(b3)	(107,908)
Total stockholders' (deficit) equity	(1,889)	(12,794)		(14,683)
Total liabilities and stockholders' (deficit) equity	$102,303	$(3,712)		$98,591

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Adjustments	Ref	As Restated	As Previously Reported	Restatement Adjustments	Ref	As Restated
Revenue
Rental revenue	$54,481	$(439)	(a)	$54,042	$163,079	$(1,467)	(a)	$161,612
Other revenue	769	—		769	2,418	—		2,418
Total revenue	55,250	(439)		54,811	165,497	(1,467)		164,030
Cost of revenue	42,439	903	(b1)	43,342	128,486	2,738	(b1)	131,224
Gross profit	12,811	(1,342)		11,469	37,011	(4,205)		32,806
Operating expenses:
Servicing costs	1,100	—		1,100	3,193	—		3,193
Underwriting fees	422	—		422	1,370	—		1,370
Professional and consulting fees	1,169	—		1,169	5,447	—		5,447
Technology and data analytics	1,639	—		1,639	5,263	—		5,263
Compensation costs	5,117	(202)	(c)	4,915	17,942	(606)	(c)	17,336
General and administrative	2,664	—		2,664	8,344	—		8,344
Total operating expenses	12,111	(202)		11,909	41,559	(606)		40,953
Income (loss) from operations	700	(1,140)		(440)	(4,548)	(3,599)		(8,147)
Loss on partial extinguishment of debt	—	—		—	(2,391)	—		(2,391)
Interest expense and other fees	(4,264)	—		(4,264)	(13,551)	—		(13,551)
Interest income	287	—		287	1,334	—		1,334
Change in fair value of warrant liability	382	—		382	771	—		771
Loss before income taxes	(2,895)	(1,140)		(4,035)	(18,385)	(3,599)		(21,984)
Provision for income taxes	(19)	—		(19)	(53)	—		(53)
Net loss	$(2,914)	$(1,140)		$(4,054)	$(18,438)	$(3,599)		$(22,037)

Weighted average common shares outstanding - basic and diluted	4,130	—		4,130	4,059	—		4,059

Net loss per common share - basic and diluted	$(0.71)	$(0.28)		$(0.98)	$(4.54)	$(0.89)		$(5.43)

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Cash Flow (Unaudited)

	Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Adjustments	Ref	As Restated
Cash flows from operating activities:
Net loss	$(18,438)	$(3,599)	(a)(b1)(b4)(c)	$(22,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,439	1,895	(b1)	92,334
Net book value of property held for lease buyouts	18,909	456	(b1)	19,365
Impairment on property held for lease expense	15,356	138	(b1)	15,494
Change in fair value of warrants liability	(771)	—		(771)
Stock-based compensation	5,678	—		5,678
Loss on partial extinguishment of debt	2,391	—		2,391
Amortization of debt discount	2,147	—		2,147
Amortization of debt issuance costs, net	211	—		211
Accrued PIK Interest	1,208	—		1,208
Amortization of right-of-use assets	274	—		274
Change in operating assets and liabilities:
Property held for lease	(127,327)	(1,137)	(b4)	(128,464)
Prepaid expenses and other current assets	1,738	1,387	(b1)(b4)	3,125
Accounts payable	(529)			(529)
Accrued liabilities	734	860	(a)(c)	1,594
Lease liabilities	(312)	—		(312)
Unearned revenues	572	—		572
Net cash used in operating activities	(7,720)	—		(7,720)
Cash flows from investing activities:
Purchases of property and equipment	(10)	—		(10)
Additions to capitalized software	(753)	—		(753)
Net cash used in investing activities	(763)	—		(763)
Cash flows from financing activities:
Proceeds from revolving line of credit	10,916	—		10,916
Principal repayments on revolving line of credit	(8,054)	—		(8,054)
Principal repayment on term loan	(25,000)	—		(25,000)
Payments of deferred financing costs	(34)	—		(34)
Repurchases of restricted stock	(317)	—		(317)
Net cash used in financing activities	(22,489)	—		(22,489)
Net decrease in cash, cash equivalents and restricted cash	(30,972)	—		(30,972)
Cash, cash equivalents and restricted cash at beginning of period	69,841	—		69,841
Cash, cash equivalents and restricted cash at end of period	$38,869	$—		$38,869

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below sets forth the unaudited condensed consolidated statements of stockholders' (deficit) equity, including balances reported, adjustments and balances as restated:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at March 31, 2023 as reported	3,982	$—	$89,791	$(85,790)	$4,001
Cumulative adjustments to net loss	—	—	—	(10,625)	(10,625)
Balance at March 31, 2023 as restated	3,982	$—	$89,791	$(96,415)	$(6,624)

Balance at June 30, 2023 as reported	4,021	$—	$91,920	$(92,200)	$(280)
Cumulative adjustments to net loss	—	—	—	(11,653)	(11,653)
Balance at June 30, 2023 as restated	4,021	$—	$91,920	$(103,853)	$(11,933)

Balance at September 30, 2023 as reported	4,065	$—	$93,225	$(95,114)	$(1,889)
Cumulative adjustments to net loss	—	—	—	(12,794)	(12,794)
Balance at September 30, 2023 as restated	4,065	$—	$93,225	$(107,908)	$(14,683)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023, due to the material weaknesses in internal control over financial reporting described below.

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

Our management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by COSO. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2023, due to the existence of material weaknesses. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Material Weaknesses in Internal Control Over Financial Reporting

Control deficiencies were initially identified in 2020 and in the aggregate constituted material weaknesses. In connection with the audit of our financial statements as of December 31, 2023 and for the years ended December 31, 2022 and 2023, our independent registered public accounting firms noted deficiencies in the design and implementation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on COSO Internal Control — Integrated Framework (2013).

These material weaknesses relate to (1) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate and (2) a lack of controls in place to review journal entries and account reconciliations, reconcile journal entries to evaluate the appropriateness of underlying support and determine if journal entries are in compliance with U.S. GAAP before the entries are manually posted. These material weaknesses have not yet been remediated.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

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

As part of continued remediation efforts, the Company hired Nancy Walsh as Chief Financial Officer in December 2022. Ms. Walsh has extensive experience in leading the financial organization of publicly traded entities and maintaining an effective internal control environment. In addition, the Company continues to strengthen its accounting and internal control capabilities and environment through the hiring of accounting and internal auditing personnel who are certified public accountants with Big 4 public accounting firms and publicly traded company experience. In April 2024, the Company engaged with outside sales tax subject matter experts in support of remediation efforts.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting
Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Other Information

Nasdaq Deficiency Notice

On April 18, 2024, we received a notification letter (the “Notice”) from the Nasdaq Stock Market LLC ( “Nasdaq”) stating that, because we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2023, we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission.

Nasdaq has informed us that, under Nasdaq rules, we have 60 calendar days from receipt of the Notice, or until June 17, 2024, to submit a plan to regain compliance with the Rule. If Nasdaq accepts our plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-K (April 1, 2024, extended until April 16, 2024, pursuant to the Form 12b-25 filing), or until October 14, 2024, because the 180th calendar day falls on a weekend, to regain compliance. We believe that this filing of the Form 10-K on April 24, 2024, allows us to regain compliance with the Rule.

16th Amendment to Credit Agreement

On April 24, 2024, the Company entered into the Limited Waiver and 16th Amendment to the Loan and Security Agreement with the Lender (the "16th Amendment"). Pursuant to such 16th Amendment, the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment to the extent such financial statements and certifications were impacted by the restatement. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. As a result of the 16th Amendment, the Company is in compliance with all of its covenants as of December 31, 2023 and as of the issuance date of these consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Adoption or Termination of Insider Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or executive officers informed us of the adoption, modification or termination of a “Rule 10b5-1 Trading Plan” or “non-Rule 10b5-1 Trading Plan," as those terms are defined in Regulation S-K, Item 408, except as described below:

On November 30, 2023, Mr. Orlando Zayas, the Chief Executive Officer of the Company, terminated a trading arrangement he had previously adopted with respect to the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”).
Mr. Zayas’ Rule 10b5-1 Trading Plan was adopted on June 13, 2023, had a term of two years and provided for the sale of up to
41,813 shares of common stock (after the Reverse Stock Split) pursuant to the terms of the plan. As of the date of termination of his Rule 10b5-1 Trading Plan, Mr. Zayas had sold 3,682 shares of common stock under its terms.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a) Index to Financial Statements and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

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

3.2	Second Amended and Restated By Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the SEC on December 28, 2023).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the SEC on June 15, 2021).
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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

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
10.11#
Katapult Holdings, Inc. 2021 Equity Incentive Plan Amendment No. 1 (incorporated by reference to Annex A to the Registration Statement’ Proxy Statement for the 2023 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 25, 2023).

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

10.15#
Form of Non-Employee Director Restricted Stock Unit Grant Notice (Annual Award) under the Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

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

10.19#
Non-Employee Director Compensation Policy, as amended as of January 6, 2023 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.20#
Non-Employee Directors Deferred Compensation Plan, effective March 31, 2022 (incorporated by reference to Exhibit 10.22 to the Company's Post Effective Amendment No. 1 to the S-1, filed with the SEC on April 6, 2022).

10.21#
Separation Agreement, by and between Katapult Holdings, Inc. and Karissa Cupito dated as of December 12, 2022 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.22#
Offer Letter by and between Katapult Holdings, Inc. and Nancy Walsh dated as of November 15, 2022 and exhibits thereto (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on November 17, 2022).

10.23#
Employment Agreement by and between Katapult Holdings, Inc. and Nancy Walsh dated as of February 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on March 1, 2023).

10.24
Loan and Security Agreement, dated as of May 14, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10.25
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

10.33
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

10.34
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

10.35
Eleventh Amendment and Joinder to Loan and Security Agreement and Consent, dated as of July 1, 2021, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.36
Twelfth Amendment to Loan and Security Agreement, dated as of December 15, 2021, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Katapult Holdings, Inc. filed with the SEC on December 17, 2021).

10.37
Thirteenth Amendment to Loan and Security Agreement, dated as of March 14, 2022, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.38
Fourteenth Amendment to Loan and Security Agreement, dated as of May 9, 2022, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q, filed with the SEC on May 10, 2022).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10.39†
Fifteenth Amendment to Loan and Security Agreement, dated as of March 6, 2023, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.40
Warrant to Purchase Stock, dated as of March 6, 2023, issued by Katapult Holdings, Inc., to Midtown Madison Management LLC as holder (incorporated by reference to Exhibit 10,39 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.41
Revolving Note, dated as of March 6, 2023, issued by Katapult SPV-1 LLC to Midtown Madison Management LLC (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.42
Amended and Restated Revolving Note, dated as of March 6, 2023, issued by Katapult SPV-1 LLC to Midtown Madison Management LLC as holder (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.43*†
Limited Waiver and Sixteenth Amendment to Loan and Security Agreement, dated as of April 23, 2024, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto.

10.44
Pledge Agreement, dated as of May 14, 2019, by and between Cognical, Inc. and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.45
Indemnity Guaranty, dated as of May 14, 2019, by and among Cognical, Inc., Cognical Holdings, Inc. and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.46
Corporate Guaranty and Security Agreement, dated as of December 4, 2020, by and among Katapult Group, Inc., Katapult Holdings, Inc. and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

21.1	Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of Katapult Holdings, Inc. filed with the SEC on June 30, 2021).
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Grant Thornton.
24.1*	Power of Attorney (included in the signature page hereof).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Katapult Holdings, Inc. Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

#    Indicates management contract or compensatory plan or arrangement.

† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of April 2024.

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

Signature	Title	Date

/s/ BRIAN HIRSCH Brian Hirsch	Chairman of the Board and Director	April 24, 2024

/s/ ORLANDO ZAYAS Orlando Zayas	Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2024

/s/ NANCY WALSH Nancy Walsh	Chief Financial Officer (Principal Financial Officer)	April 24, 2024

/s/ CHRISTOPHER TOWERS Christopher Towers	Chief Accounting Officer (Principal Accounting Officer)	April 24, 2024

/s/ DON GAYHARDT Don Gayhardt	Director	April 24, 2024

/s/ CHRIS MASTO Chris Masto	Director	April 24, 2024

/s/ JOYCE PHILLIPS Joyce Phillips	Director	April 24, 2024

/s/ JANE J. THOMPSON Jane J. Thompson	Director	April 24, 2024