Form 10-Q
period 2024-03-31
Katapult Holdings, Inc.
filed 2024-05-15
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of May 13, 2024: 4,105,645.

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
March 31, 2024

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,232	$21,408
Restricted cash	6,339	7,403
Property held for lease, net of accumulated depreciation and impairment (Note 4)	57,575	59,335
Prepaid expenses and other current assets	3,461	4,491
Litigation insurance reimbursement receivable (Note 13)	5,000	5,000
Total current assets	103,607	97,637
Property and equipment, net (Note 5)	295	327
Security deposits	91	91
Capitalized software and intangible assets, net (Note 6)	1,811	1,919
Right-of-use assets (Note 9)	812	888
Total assets	$106,616	$100,862
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,657	$903
Accrued liabilities (Note 7)	20,023	24,146
Accrued litigation settlement (Note 13)	12,000	12,000
Unearned revenue	5,156	4,949
Lease liabilities (Note 9)	334	297
Total current liabilities	39,170	42,295
Revolving line of credit, net (Note 8)	67,631	60,347
Term loan, net, non-current (Note 8)	26,519	25,503
Other liabilities	257	95
Lease liabilities, non-current (Note 9)	522	614
Total liabilities	134,099	128,854
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,105,645 and 4,072,713 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	95,623	94,544
Accumulated deficit	(123,106)	(122,536)
Total stockholders' deficit	(27,483)	(27,992)
Total liabilities and stockholders' deficit	$106,616	$100,862

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Revenue
Rental revenue	$64,142	$54,131
Other revenue	919	952
Total revenue	65,061	55,083
Cost of revenue	48,573	43,213
Gross profit	16,488	11,870
Operating expenses	12,688	15,567
Income (loss) from operations	3,800	(3,697)
Loss on partial extinguishment of debt	—	(2,391)
Interest expense and other fees	(4,527)	(5,189)
Interest income	324	620
Change in fair value of warrant liability	(162)	132
Loss before income taxes	(565)	(10,525)
Provision for income taxes	(5)	(20)
Net loss	$(570)	$(10,545)

Weighted average common shares outstanding - basic and diluted	4,242	3,973

Net loss per common share - basic and diluted	$(0.13)	$(2.65)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2023	4,073	$—	$94,544	$(122,536)	$(27,992)
Vesting of restricted stock units	55	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(22)	—	(312)	—	(312)
Stock-based compensation expense	—	—	1,391	—	1,391
Net loss	—	—	—	(570)	(570)
Balances at March 31, 2024	4,106	$—	$95,623	$(123,106)	$(27,483)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at 12/31/2022 (As Restated)	3,944	$—	$83,804	$(85,870)	$(2,066)
Issuance of warrants in connection with Credit Agreement amendment	—	—	4,060	—	4,060
Vesting of restricted stock units	50	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(12)	—	(163)	—	(163)
Stock-based compensation expense	—	—	2,090	—	2,090
Net loss (As Restated)	—	—	—	(10,545)	(10,545)
Balances at 3/31/2023 (As Restated)	3,982	$—	$89,791	$(96,415)	$(6,624)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Cash flows from operating activities:
Net loss	$(570)	$(10,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,026	29,677
Net book value of property held for lease buyouts	7,613	6,747
Impairment on property held for lease expense	5,636	5,258
Change in fair value of warrants liability	162	(132)
Stock-based compensation	1,391	2,090
Loss on partial extinguishment of debt	—	2,391
Amortization of debt discount	669	1,093
Amortization of debt issuance costs, net	66	81
Accrued PIK Interest	347	530
Amortization of right-of-use assets	76	98
Change in operating assets and liabilities:
Property held for lease	(45,249)	(43,299)
Prepaid expenses and other current assets	1,029	3,109
Accounts payable	754	252
Accrued liabilities	(4,123)	(594)
Lease liabilities	(55)	(112)
Unearned revenues	208	450
Net cash provided by (used in) operating activities	1,980	(2,906)
Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Additions to capitalized software	(126)	(297)
Net cash used in investing activities	(126)	(301)
Cash flows from financing activities:
Proceeds from revolving line of credit	10,058	4,350
Principal repayments on revolving line of credit	(2,840)	(872)
Principal repayment on term loan	—	(25,000)
Repurchases of restricted stock	(312)	(163)
Net cash provided by (used in) financing activities	6,906	(21,685)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,760	(24,892)
Cash, cash equivalents and restricted cash at beginning of period	28,811	69,841
Cash, cash equivalents and restricted cash at end of period	$37,571	$44,949

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,382	$3,459
Cash paid for income taxes	$112	$2
Deferred financing costs included in accrued liabilities	$—	$493
Issuance of warrants to purchase common stock in connection with debt refinancing	$—	$4,060
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,139
Cash paid for operating leases	$82	$126

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
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). Our condensed consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
2.RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As described in Notes 2 and 16 to our Consolidated Financial Statements included within Part II, Item 8 contained on Form 10-K for the fiscal year ended December 31, 2023, the Company restated its consolidated financial statements as and for the year ended December 31, 2022 and the unaudited interim condensed consolidated financial statements for each of interim periods within the year ended December 31, 2023.
Description of Restatement Errors

The errors identified as of and for the three months ended March 31, 2023 are as follows:

a.Rental revenue - The Company determined that it miscalculated sales tax payable related to certain customer lease payments going back multiple years. The Company performed an assessment of its sales tax liability across all jurisdictions for potential additional exposure and determined that there was an overstatement of rental revenue and an understatement of sales tax payable included in accrued liabilities. The impact to our condensed consolidated financial statements is as follows:
i.Condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 is a decrease to rental revenue of $593
ii.Condensed consolidated balance sheet as of March 31, 2023 is an increase to sales tax payable included in accrued liabilities of $5,981

b.Cost of revenue- Correction to depreciation expense related to property held for lease, net of accumulated depreciation and impairment, included in cost of revenue, of $1,040 for certain leases originated on or before December 31, 2022. Impact to the balance sheet to correct this error is a decrease to property held for lease, net of accumulated depreciation and impairment of $995 and a decrease to prepaid expenses and other current assets of $45.

c.Other errors - There are other errors not described in items (a) or (b) of this note. These errors and related restatement adjustments were not material for the three months ended March 31, 2023. See Notes 2 and 16 to our Consolidated Financial Statements included within Part II, Item 8 contained in the 2023 Annual Report for more details.

The following tables present a reconciliation of the as previously reported condensed consolidated financial statements to the restated amounts as of and for the three months ended March 31, 2023 which include the following: (1) as restated condensed consolidated balance sheet, (2) as restated condensed consolidated statement of operations and comprehensive loss and (3) as restated condensed consolidated statement of cash flows. Presented below are the changes to each financial statement line item which changed as a result of the restatement.

Condensed Consolidated Balance Sheet

	As of March 31, 2023
	As Previously Reported	Restatement Adjustments	As Restated
Property held for lease, net of accumulated depreciation and impairment	$52,801	$(1,268)	$51,533
Prepaid expenses and other current assets	$5,737	$(745)	$4,992
Total current assets	$103,487	$(2,013)	$101,474
Total assets	$106,760	$(2,013)	$104,747
Accrued liabilities	$14,040	$5,981	$20,021
Unearned revenue	$2,002	$2,631	$4,633
Total current liabilities	$17,901	$8,612	$26,513
Total liabilities	$102,759	$8,612	$111,371
Accumulated deficit	$(85,790)	$(10,625)	$(96,415)
Total stockholders' (deficit) equity	$4,001	$(10,625)	$(6,624)
Total liabilities and stockholders' (deficit) equity	$106,760	$(2,013)	$104,747

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Adjustments	As Restated
Rental revenue	$54,724	$(593)	$54,131
Total revenue	$55,676	$(593)	$55,083
Cost of revenue	$42,173	$1,040	$43,213
Gross profit	$13,503	$(1,633)	$11,870
Compensation costs	$7,057	$(202)	$6,855
Total operating expenses	$15,769	$(202)	$15,567
Loss from operations	$(2,266)	$(1,431)	$(3,697)
Loss before income taxes	$(9,094)	$(1,431)	$(10,525)
Net loss	$(9,114)	$(1,431)	$(10,545)
Net loss per common share - basic and diluted	$(2.29)	$(0.36)	$(2.65)

Condensed Consolidated Statement of Cash Flow

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(9,114)	$(1,431)	$(10,545)
Depreciation and amortization	$29,012	$665	$29,677
Net book value of property held for lease buyouts	$6,452	$295	$6,747
Impairment on property held for lease expense	$5,223	$35	$5,258
Property held for lease	$(43,013)	$(286)	$(43,299)
Prepaid expenses and other current assets	$2,778	$331	$3,109
Accrued liabilities	$(985)	$391	$(594)
Net cash used in operating activities	$(2,906)	$—	$(2,906)

The impact to the unaudited interim condensed consolidated statement of stockholders’deficit for the three months ended March 31, 2023 is an increase to accumulated deficit of $10,625.
3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates— The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The most significant estimates relate to the selection of useful lives of property and equipment, the selection of useful lives for property held for lease and the related depreciation method, impairments, determination of fair value of stock option grants, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.
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

Cash and Cash Equivalents—As of March 31, 2024 and December 31, 2023, cash consists primarily of checking and savings deposits. The Company holds certain cash equivalents, which consist of highly liquid investments with original maturities of three months or less at the time of purchase.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Restricted Cash—The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of March 31, 2024, December 31, 2023 and March 31, 2023 consists primarily of cash advanced from the lines of credit in Katapult SPV-1 LLC, which were established pursuant to various agreements for the purpose of funding and servicing originated leases. All of the Company’s restricted cash is classified as current due to its short-term nature.

The reconciliation of cash, cash equivalents and restricted cash is as follows:

	March 31,	December 31,	March 31,
	2024	2023	2023
Cash and cash equivalents	$31,232	$21,408	$40,552
Restricted cash	6,339	7,403	4,397
Total cash, cash equivalents and restricted cash	$37,571	$28,811	$44,949

Property Held for Lease, Net of Accumulated Depreciation and Impairment— Property held for lease consists of furniture, mattresses, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 8 months because the consumer either exercises the buyout (early purchase) options or terminates the lease purchase agreement prior to the end of the 10, 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset in our condensed consolidated balance sheets.
Property held for lease is recorded at cost, excluding shipping costs, and is carried at net book value. Depreciation for property held for lease is determined using the income forecasting method and is included within cost of revenue. Under the income forecasting method, property held for lease is depreciated in the proportion of rents received to total expected rents received based on historical data, which is an activity-based method similar to the units of production method. The Company provides for impairment for the undepreciated balance of the property held for lease assuming no salvage value with a corresponding charge to cost of revenue. Impairment expense includes expense related to property identified as impaired based on historical data, including default trends, such that the recorded amount closely approximates actual impairment expense incurred during the period. The Company derecognizes the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue. The Company periodically evaluates fully depreciated property held for lease, net and when it is determined there is no future economic benefit, the cost of the assets is written off and the related accumulated depreciation is reversed.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Amortization of capitalized software is included in operating expenses in our condensed consolidated statements of operations and comprehensive loss.

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

Impairment of Long-Lived Assets— The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets, such as intangible assets and property and equipment, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three months ended March 31, 2024 or 2023, respectively.

Rental Revenue— Our lease-to-own agreements, which comprise the majority of our revenue, fall within the scope of ASC 842, Leases under lessor accounting and we are recognizing revenue from customers when revenue is earned and cash is collected. Property held for lease is leased to customers pursuant to lease purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally 10 to 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with the lease term. Accordingly, lease-purchase agreements are accounted for as operating leases under ASC 842, Leases with lease revenues recognized in the period they are earned and cash is collected. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed for customer lease applications. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the initial lease term.
Revenues from our direct integration leases are reported net of sales taxes. For our direct integration transactions, we collect sales tax from each customer's lease payment and set up a sales tax payable for remittance to the respective state. For our Katapult Pay transactions, we remit to the merchant partner the amount of the purchased goods including sales tax, which is capitalized as part of the investment and included in property held for lease and is depreciated into cost of revenue. Revenue is recognized for our Katapult Pay transactions when lease payments are received from customers.

Other Revenue— Other revenue consists primarily of asset sales revenue related to the sale of property held for lease, transfer of related lease obligations and past due lease payments. During the three months ended March 31, 2024, the Company continued to advance its strategy to focus on additional opportunities to generate revenue, which includes the sale of property held for lease to third parties. The sale of property held for lease is now considered recurring and ordinary in nature to the Company’s business. As such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of revenue, presented on a gross basis. We recognized revenue from sales of property held for lease of $729 and $882, for the three months ended March 31, 2024 and 2023, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024 and December 31, 2023, no accrued interest or penalties are included on the related tax liability line in our condensed consolidated balance sheets.

Net Loss Per Share– The Company calculates basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities.
Under the two-class method, basic net loss per share available to stockholders is calculated by dividing the net loss available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders during the three months ended March 31, 2024 and 2023, respectively.

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

Concentrations of Credit Risk— Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. A portion of the Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of March 31, 2024 and December 31, 2023, the Company also did not have any customers that accounted for 10% or more of outstanding gross accounts receivable and during the three months ended March 31, 2024 and 2023, the Company did not have any customers that accounted for 10% or more of total revenue.

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
4.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT
Property held for lease, net of accumulated depreciation and impairment consists of the following:

	March 31,	December 31,
	2024	2023
Property held for lease	$216,098	$290,808
Less: accumulated depreciation and impairment	(158,523)	(231,473)
Property held for lease, net	$57,575	$59,335

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below details our cost of revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Depreciation expense related to property held for lease	$33,760	$29,480
Net book value of property buyouts	7,613	6,747
Impairment on property held for lease expense	5,636	5,258
Other (1)	1,564	1,728
Total cost of revenue	$48,573	$43,213
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.
Substantially all property held for lease, net is on-lease as of March 31, 2024 and December 31, 2023.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31,	December 31,
	2024	2023
Computer, office and other equipment	$834	$822
Computer software	80	80
Furniture and fixtures	100	100
Leasehold improvements	252	263
	1,266	1,265
Less: accumulated depreciation	(971)	(938)
Property and equipment, net	$295	$327

We recognized depreciation expense related to property and equipment, net of $33 and $47 for the three months ended March 31, 2024 and 2023, respectively, which is included in operating expenses in our condensed consolidated statements of operations and comprehensive loss.
6.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET
Capitalized software and intangible assets, net consists of the following:

	March 31,	December 31,
	2024	2023
Capitalized software	$3,671	$3,545
Domain name	16	16
	3,687	3,561
Less: accumulated amortization	(1,876)	(1,642)
Capitalized software and intangible assets, net	$1,811	$1,919

We recognized amortization expense for capitalized software and intangible assets of $234 and $150 for the three months ended March 31, 2024 and 2023, respectively, which is included in operating expenses in our condensed consolidated statements of operations and comprehensive loss.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The following table summarizes estimated future amortization expense of capitalized software, exclusive of software not yet placed in service, as of March 31, 2024:

Year	Future Amortization Expense of Capitalized Software
2024	$562
2025	421
2026	143
2027	2
$1,128
As of March 31, 2024 and December 31, 2023, $667 and $581 of capitalized software was not yet placed in service, respectively.
7.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	March 31,	December 31,
	2024	2023
Bonus accrual	$1,327	$4,183
Sales tax payable	14,425	14,527
Unfunded lease payable	3,035	3,578
Interest payable	151	140
Other accrued liabilities	1,085	1,718
Total accrued liabilities	$20,023	$24,146
8.DEBT
On March 6, 2023, the Company entered into the 15th amendment to the loan and security agreement (as amended, the “15th Amendment" to the “Credit Agreement”) with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the “Lender”). As part of the amendment, the maturity date of the RLOC and the senior secured term loan (“Term Loan”) was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The spread on the RLOC was increased to 8.5% from 7.5%, while the spread on the Term Loan remained at 8.0%. Additionally, effective April 1, 2023, the Secured Overnight Financing Rate (“SOFR”) replaced the London Interbank Offered Rate (“LIBOR”), plus a 0.10% credit adjustment spread, for both the RLOC and the Term Loan’s benchmark rate for interest rate calculations. As of March 31, 2024, the interest rates for the RLOC and Term Loan, were 13.9% and 17.9%, respectively, (which includes the 4.5% interest rate applicable to interest paid-in-kind (“PIK”) with respect to the Term Loan).

In connection with the 15th Amendment, the Company repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. In conjunction with the 15th Amendment, the Company incurred a loss on partial extinguishment of debt of $2,391 during the three months ended March 31, 2023. The loss on partial extinguishment of debt is attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $25,000 of outstanding principal on the Term Loan.

In addition, the 15th Amendment also updated certain financial covenants each as defined in the 15th Amendment, including the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
A reconciliation of the outstanding principal to the carrying amount of the RLOC is as follows:

	March 31,	December 31,
	2024	2023
Principal balance	$67,961	$60,744
Less: Unamortized issuance costs	(330)	(397)
Total carrying amount	$67,631	$60,347

The issuance costs are amortized over the life of the RLOC and included in interest expense and other fees in our condensed consolidated statements of operations and comprehensive loss.

A reconciliation of the outstanding principal to the carrying amount of the Term Loan is as follows:

	March 31,	December 31,
	2024	2023
Principal balance	$25,000	$25,000
PIK	5,687	5,340
Less: Unamortized debt discount and issuance costs	(4,168)	(4,837)
Total carrying amount	$26,519	$25,503
The interest rate for PIK interest on the Term Loan (as defined in the 15th Amendment) is (A) if Liquidity is greater than $25,000, 4.5% or (B) if Liquidity is less than $25,000, 6%. We recognized amortization expense related to the Term Loan discount and issuance costs of $669 and $776 for the three months ended March 31, 2024 and 2023, respectively. Amortization of debt discount and issuance costs is included in interest expense and other fees in our condensed consolidated statements of operations and comprehensive loss.
The RLOC and Term Loan are also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants.

On April 24, 2024, the Company entered into the Limited Waiver and 16th Amendment to the Credit Agreement with the Lender (the "16th Amendment"). Pursuant to such 16th Amendment, the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment to the extent such financial statements and certifications were impacted by the restatement. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. As a result, the Company is in compliance with all of its covenants as of March 31, 2024 and December 31, 2023.
9.LEASES

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

The Company leases office space in New York, NY and Plano, TX under operating leases with non-cancelable lease terms which end in June 2025 and June 2031, respectively. Lease expenses are included in operating expenses in our condensed consolidated statement of operations and comprehensive loss.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following is a schedule of future minimum lease payments required under the non-cancelable leases as of March 31, 2024, reconciled to the present value of operating lease liabilities:

Year	Future Minimum Lease Payments
2024	$302
2025	275
2026	108
2027	111
2028	114
Thereafter	302
Total future minimum lease payments	$1,212
Less: Interest	(356)
Total present value of lease liabilities	$856

Lease Liabilities— Lease liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Current portion of lease liabilities	$334	$297
Long-term lease liabilities, net of current portion	522	614
Total lease liabilities	$856	$911
We recognized rent expense for operating leases of $101 and $134 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had a weighted average remaining lease term of 5.2 years and a weighted average discount rate of 12.2%.
10.STOCK-BASED COMPENSATION
The Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

2014 Plan

In accordance with the 2014 Plan, the board of directors of Legacy Katapult could grant equity awards to officers, employees, directors and consultants for common stock. There were no stock options or other equity awards granted during 2024 and 2023. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years. No equity awards have been granted under the 2014 Plan since October 2020 and no new equity awards are expected to be granted under the 2014 Plan.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Stock Options
A summary of the status of the stock options under the 2014 Plan as of March 31, 2024, and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2023	322,405	$7.30	5.3	$1,539
Granted	—	—
Exercised	—	—
Forfeited	—	$—
Balance - March 31, 2024	322,405	$7.30	5.1	$1,731
Exercisable - March 31, 2024	322,291	$7.27	5.1	$1,731
Unvested - March 31, 2024	114	$—	5.1	$—
No stock options were exercised during either the three months ended March 31, 2024 or 2023.
2021 Plan

On June 9, 2021, the 2021 Plan, which was previously approved by the board of directors and stockholders, became effective.

In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSA”), restricted stock unit awards (“RSU”) and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based and/or performance-based vesting conditions. Awards granted under the 2021 Plan generally vest over one to four years depending upon the grantee. The total number of common stock authorized for issuance under our 2021 Plan is 639,467.

Stock Options

A summary of the status of the stock options under the 2021 Plan as of March 31, 2024, and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2023	13,865	$261.25	7.5	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance - March 31, 2024	13,865	$261.25	7.3	$—
Exercisable - March 31, 2024	11,554	$261.25	7.3	$—
Unvested - March 31, 2024	2,311	$261.25	7.3	$—
As of March 31, 2024, total compensation cost not yet recognized related to unvested stock options was $335, which is expected to be recognized over a period of 0.6 years. No stock options were granted under the 2021 Plan during the three months ended March 31, 2024 and 2023.

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

A summary of the status of the RSUs under the 2021 Plan as of March 31, 2024, and changes during the three months then ended is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	278,290	$34.05
Granted	30	11.66
Vested	(54,638)	34.21
Forfeited	(882)	27.95
Outstanding - March 31, 2024	222,800	$34.04
Stock-Based Compensation Expense— We recognized stock-based compensation expense of $1,391 and $2,090 for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense is included in operating expenses in our condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024, there was $6,466 of unrecognized compensation costs related to unvested RSU’s. This amount is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of vested RSUs as of their respective vesting dates were $782.
11.INCOME TAXES

We recorded an income tax provision of $5 and $20 for the three months ended March 31, 2024 and 2023, respectively. The income tax provisions for the three months ended March 31, 2024 and 2023 relates predominately to state income taxes. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 is different than the statutory rate primarily due to changes in the Company’s valuation allowance
As of December 31, 2023, the Company had U.S. federal net operating loss carryforward of $132,800 that expire at various dates from 2032 through 2037 and includes $102,200 that have an unlimited carryforward period. As of December 31, 2023, the Company has U.S. state and local net operating loss carryforwards of $96,900 that expire from 2024 to 2043.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended March 31, 2024, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of March 31, 2024 and December 31, 2023.
12.NET LOSS PER SHARE

As discussed in Note 7, on March 6, 2023, in connection with the 15th amendment to our Credit Agreement, the Company issued a warrant to purchase up to 80,000 shares of the Company common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. The warrants are considered exercisable for 160,000 shares for little to no consideration and the shares are therefore included in basic shares outstanding at their issuance date.

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

	Three Months Ended March 31,
	2024	2023
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	336,270	336,563
Unvested restricted stock units	222,800	193,896
Warrants issued in connection with 15th amendment to Credit Agreement	—	80,000
Total common stock equivalents	1,072,370	1,123,759
13.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of March 31, 2024 and December 31, 2023.

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

In December 2023, the Company and the plaintiffs in both the New York and Delaware class action lawsuits began mediation to reach a resolution to the pending lawsuits and all parties have accepted the mediator's recommendation to settle the class action lawsuits. Given the status of the settlement talks, consistent with U.S. GAAP, the Company accrued a contingent liability of $12,000 in accrued litigation settlement in its condensed consolidated balance sheet as of December 31, 2023. The Company also recorded a $5,000 litigation insurance reimbursement receivable in its condensed consolidated balance sheet as of December 31, 2023. These amounts are included in our condensed consolidated balance sheet as of March 31, 2024. The Company recorded a $7,000 litigation expense, net in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2023, which is net of the $5,000 litigation insurance reimbursement. The settlement, if any, may be satisfied in a combination of cash and shares.
14.FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of its warrant liability, RLOC, and Term Loan.
The estimated fair value of the Company’s RLOC and Term Loan were as follows:

	March 31, 2024			December 31, 2023
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
RLOC	$67,961	$67,631	$70,804	$60,744	$60,347	$64,631
Term Loan	30,687	26,519	33,328	30,340	25,503	33,900
	$98,648	$94,150	$104,132	$91,084	$85,850	$98,531
The estimated fair values of the Company’s RLOC and Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

There were no assets measured at fair value on a recurring basis as of March 31, 2024 or December 31, 2023. Liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2024
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public (Level 1) & Private Warrants (Level 3)	$255	$248	$—	$7
Total Other Liabilities	$255	$248	$—	$7

	December 31, 2023
	Fair Value Measurement Using
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability - Public (Level 1) & Private Warrants (Level 3)	$95	$93	$—	$2
Total Other Liabilities	$95	$93	$—	$2

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
During the three months ended March 31, 2024 and 2023, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

The following table summarizes the activity for the Company’s Warrant liability measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2023	$95
Changes in fair value	160
Balance at March 31, 2024	$255
15.SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

On April 24, 2024, the Company entered into the 16th Amendment in which the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment to the extent such financial statements and certifications were impacted by the restatement. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. As a result, the Company is in compliance with all of its covenants as of March 31, 2024 and as of the issuance date of these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company”, or “Katapult” refer to Katapult Holdings, Inc and its subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included on our Annual Report on Form 10-K filed with the SEC on April 24, 2024. All dollar amounts are in thousands, unless otherwise specified.

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

Key Performance Metrics

We regularly review several metrics, including the following U.S. GAAP and non-GAAP key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned but are a leading indicator of potential revenue streams as a percentage of revenue is realized in the quarter in which the gross originations occur and increases cumulatively over the following quarters. Gross originations have historically reached approximately 70-75% of revenue realized within two quarters from when the originations occurred. We believe this is a useful operating metric for investors to use in assessing the volume of transactions that take place on our platform.

The following tables present gross originations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Gross Originations	$55,630	$54,736	$894	1.6%

Wayfair represented 47% and 51% of gross originations during the three months ended March 31, 2024 and 2023, respectively.

Katapult Pay represented 26% and 10% of gross originations during the three months ended March 31, 2024 and 2023, respectively.

Total Revenue
Total revenue represents the sum of rental revenue and other revenue. We record revenue in accordance with ASC 842 and as a result we record revenue when earned and cash is collected. The following table presents total revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
		(As Restated)
Total revenue	$65,061	$55,083	$9,978	18.1%

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

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Change	% Change
		(As Restated)
Revenue
Rental revenue	$64,142	$54,131	$10,011	18.5%
Other revenue	919	952	(33)	(3.5%)
Total revenue	65,061	55,083	9,978	18.1%
Cost of revenue	48,573	43,213	5,360	12.4%
Gross profit	16,488	11,870	4,618	38.9%
Operating expenses	12,688	15,567	(2,879)	(18.5%)
Income (loss) from operations	3,800	(3,697)	7,497	(202.8%)
Loss on partial extinguishment of debt	—	(2,391)	2,391	(100.0%)
Interest expense and other fees	(4,527)	(5,189)	662	(12.8%)
Interest income	324	620	(296)	(47.7%)
Change in fair value of warrant liability	(162)	132	(294)	(222.7%)
Loss before income taxes	(565)	(10,525)	9,960	(94.6%)
Provision for income taxes	(5)	(20)	15	(75.0%)
Net loss	$(570)	$(10,545)	$9,975	(94.6%)

Weighted average common shares outstanding - basic and diluted	4,242	3,973	269	6.8%

Net loss per common share - basic and diluted	$(0.13)	$(2.65)	$2.52	(95.1%)

Revenue

The increase in total revenue of $9,978, or 18.1% was primarily a result of gross origination growth in 2023 that directly impacts revenue for the three months ended March 31, 2024 and future quarters. Write-offs as a percentage of total revenue was 8.4% and 8.8% (as restated) during the three months ended March 31, 2024 as compared to the same period in 2023 and remain within our 8 to 10% target range.

Cost of Revenue

The increase in cost of revenue of $5,360, or 12.4%, was a result of higher year-over-year gross origination growth and the associated depreciation expense and impairment charges related to property held for lease, net. Gross profit as a percentage of total revenue increased to 25.3% for the three months ended March 31, 2024 compared to 21.5% (as restated) for the same period in 2023.

Operating Expenses

The decrease in total operating expenses of 18.5% during the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to a decrease in professional and consulting fees such as legal fees due to non-recurring legal matters and decrease in compensation costs primarily due to the head count reduction during the three months ended March 31, 2023.

Other

Loss on partial extinguishment of debt. During the three months ended March 31, 2023, we recorded a $2,391 loss on partial extinguishment of debt, primarily as a result of our debt refinancing in March 2023.

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

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less depreciation and amortization on property and equipment and capitalized software, stock-based compensation expense and variable lease costs such as servicing costs and underwriting fees. Management believes that fixed cash operating expenses provides a meaningful understanding of controllable ongoing expenses.

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

The reconciliations of gross profit to adjusted gross profit for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Total revenue	$65,061	$55,083
Cost of revenue	48,573	43,213
Gross profit	16,488	11,870
Less:
Servicing costs	1,132	990
Underwriting fees	509	468
Adjusted gross profit	$14,847	$10,412

The reconciliations of net loss to adjusted EBITDA for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Net loss	$(570)	$(10,545)
Add back:
Interest expense and other fees	4,527	5,189
Interest income	(324)	(620)
Change in fair value of warrant liability	162	(132)
Provision for income taxes	5	20
Depreciation and amortization on property and equipment and capitalized software	266	197
Provision for impairment of leased assets	173	424
Loss on partial extinguishment of debt	—	2,391
Stock-based compensation expense	1,391	2,090
Adjusted EBITDA	$5,630	$(986)

The reconciliations of net loss to adjusted net income (loss) for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Net loss	$(570)	$(10,545)
Add back:
Change in fair value of warrant liability	162	(132)
Stock-based compensation expense	1,391	2,090
Adjusted net income (loss)	$983	$(8,587)

The reconciliations of operating expenses to fixed cash operating expenses for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Operating expenses	$12,688	$15,567
Less:
Depreciation and amortization on property and equipment and capitalized software	266	197
Stock-based compensation expense	1,391	2,090
Servicing costs	1,132	990
Underwriting fees	509	468
Fixed cash operating expenses	$9,390	$11,822

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Our principal sources of liquidity are our cash and cash equivalents and availability under our RLOC. Our primary uses of cash include purchases of assets held for lease and funding of ongoing operations.

Our ability to fund future operating needs will be dependent on our ability to generate positive cash flows from operations and obtain financing for growth, as needed. We believe our total cash and available borrowings under our RLOC is sufficient to meet our liquidity needs for the next 12 months. We believe we will meet longer-term (beyond 12 months) cash requirements through a combination of available cash on hand, cash flows generated from operations and availability under our RLOC.

The following table presents our cash, cash equivalents and restricted cash as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$31,232	$21,408
Restricted cash	6,339	7,403
Total cash and cash equivalents and restricted cash (1)	37,571	28,811

Total cash, cash equivalents and restricted cash as of December 31, 2023 was decreased by $9,622 due to a payment delay with our third-party loan processor in December 2023, which was corrected in January 2024. Excluding this payment delay, total cash, cash equivalents and restricted cash would have been $38,433.

The following table presents cash used in operating, investing, and financing activities during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$28,811	$69,841
Net cash provided by (used in):
Operating activities	1,980	(2,906)
Investing activities	(126)	(301)
Financing activities	6,906	(21,685)
Cash, cash equivalents and restricted cash at end of period	$37,571	$44,949

The change in cash provided by operating activities for the 2024 period compared to cash used in operating activities for the 2023 period was primarily the result of an increase in gross originations and positive changes in working capital The decrease in cash used in investing activities for the 2024 period compared to the 2023 period is primarily due to a decrease in capitalized software additions. The change in cash provided by financing activities in the 2024 period compared to cash used in financing activities in the 2023 period is primarily due to the $25,000 repayment on the Term Loan in the 2023 period and an increase in proceeds from the RLOC primarily due to the timing error with our third party loan processor described below.

Financing Arrangements

Senior Secured Term Loan and RLOC

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a Credit Agreement with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a RLOC. The RLOC had a commitment of $125,000 that the lenders had the right to increase to $250,000. Total outstanding principal under the RLOC was $67,961 and $60,744 at March 31, 2024 and December 31, 2023, respectively. As noted on the previous page, in December 2023, our third-party loan processor experienced a timing error in their validation processes. We alerted them to the error, temporarily covering the approved leases with $9,622 of our cash and the issue was resolved in January 2024. Excluding this payment delay, as of December 31, 2023, our outstanding debt under the RLOC would have been $70,366, as the RLOC has a 90% advance rate on eligible accounts receivable.

In addition, in connection with a prior amendment to the Credit Agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (the “Term Loan”) commitment of up to $50,000. We drew down the full $50,000 of the Term Loan on December 4, 2020. The Term Loan bore interest at LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as PIK interest. Total outstanding principal and PIK interest under the Term Loan was $30,687 at March 31, 2024.

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

In connection with the 15th Amendment, we repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested.

On April 24, 2024, we entered into the 16th Amendment in which the Lender granted us a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of our financial statements for all reporting periods prior to the date of the amendment to the extent such financial statements and certifications were impacted by the restatement. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. As a result, we were in compliance with all of our covenants as of March 31, 2024 and December 31, 2023.

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

For additional information on our loan obligations, see Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2024 were as follows:

(in thousands)	Payments Due by Period
	Total	2024-2025	2026-2027	Thereafter
RLOC (1)	$79,263	$79,263	$—	$—
Term Loan (2)	35,541	35,541	—	—
Operating lease commitments	1,212	577	219	416
Total	$116,016	$115,381	$219	$416

(1) Future cash obligations include scheduled interest payments due based on the interest rate of approximately 13.9% as of March 31, 2024.
(2) Future cash obligations include scheduled interest payments due based on the interest rate of 17.9%, including 4.5% PIK interest, as of March 31, 2024.

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

There have been no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the SEC on April 24, 2024.

Recently Issued and Adopted Accounting Pronouncements

See Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.

Emerging Growth Company

As of March 31, 2024, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1,235,000, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700,000 of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1,000,000 in non-convertible debt securities during the previous three years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources and other risks. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, we have variable rate interest bearing debt with a principal amount of $98,648 and $91,084, respectively.

Effective April 1, 2023, both the RLOC and the Term Loan replaced LIBOR with SOFR, subject to a 3% floor plus a 0.10% credit adjustment spread. In connection with the 15th amendment to the Credit Agreement, the spread on the RLOC was increased from 7.5% to 8.5% per annum. As of March 31, 2024, the interest rate on our RLOC was 13.9%.

Our Term Loan is a variable rate loan that accrues interest at a variable rate of interest based on SOFR, subject to a 3% floor, plus 8% per annum. The spread was unchanged in connection with the 15th amendment to the Credit Agreement. As of March 31, 2024, the interest rate on our Term Loan was 17.9%, which includes 4.5% PIK interest.

Inflation Risk

Although we believe that inflation has indirectly impacted our business by negatively impacting consumer spending and the sales of our key merchants, we do not believe that inflation has directly had, or currently directly has, a material effect on our results of operations or financial condition.

Foreign Currency Risk

We had no material foreign currency risk for the three months ended March 31, 2024 and 2023. Our activities to date are conducted only in the United States.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2024, due to the material weaknesses in internal control over financial reporting described below.

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

As part of continued remediation efforts, the Company hired Nancy Walsh as Chief Financial Officer in December 2022. Ms. Walsh has extensive experience in leading the financial organization of publicly traded entities and maintaining an effective internal control environment. In addition, the Company continues to strengthen its accounting and internal control capabilities and environment through the hiring of accounting and internal auditing personnel who are certified public accountants and previous experience in publicly traded companies and with Big 4 public accounting firms. In April 2024, the Company engaged with outside sales tax subject matter experts in support of remediation efforts.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become involved with various legal proceedings. Refer to the information contained under the heading “Litigation risk” in Note 13 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
•The Credit Agreement governing the total aggregate indebtedness under the Term Loan and Credit Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations.
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
•We have previously identified control deficiencies that in the aggregate constituted material weaknesses.
•We face risks related to the restatement of our previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2022, as well as for the interim financial periods, which may adversely impact our business.
•Delayed filing of our Annual Report on Form 10-K has made us currently ineligible to use certain registration statements to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.
•We have previously fallen out of compliance with Nasdaq's requirements for continued listing, and any future failure to comply with Nasdaq's listing requirements could result in our common stock being delisted from the Nasdaq Global Market, which could have a material adverse effect on us and our stockholders.
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

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 47% and 51% of our gross originations (which we define as the retail price of the merchandise associated with lease purchase agreements entered into through the Katapult platform and do not represent revenue earned) during the three months ended March 31, 2024 and 2023, respectively. Our top ten merchants in the aggregate represented approximately 81%

and 79% of our gross originations during the three months ended March 31, 2024 and 2023, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchants shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or other key merchants, including risks related to the macroeconomic environment, consumer spending changes, inflation, prevailing interest rates, consumer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions, political conditions, and consumer perceptions of personal well-being and security and willingness and ability of consumers to pay for the goods they lease through us when due. For example, inflation and supply chain issues due to among other factors, the Russia-Ukraine war coupled with the banking crisis in March 2023, negatively impacted the sales of many of our merchants, including Wayfair, during the three months ended March 31, 2024, which in turn contributed to a decline in our gross origination volume during those periods. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, our results of operations, financial condition and prospects will be negatively impacted.

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

The success of our business is dependent on customers making payments on their leases when due and other factors affecting consumer spending and default behavior that are not under our control.

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

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, we launched our mobile app and Katapult Pay in the third quarter of 2022. For the three months ended March 31, 2024, our mobile app and Katapult Pay accounted for 26% of our gross originations. However, these product enhancements may not continue to generate the additional consumer and merchant engagement with our offerings that we expect. If these or other strategic initiatives are not successful longer-term, our competitiveness as well as our business and financial results may be materially and adversely affected. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.

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

Our continued success depends on our ability to generate repeat use and increased gross originations from existing customers and to attract new consumers to our platform. Our ability to retain and grow our relationships with our customers depends on the willingness of consumers to use our products and services, including our mobile app and Katapult Pay. The attractiveness of our Katapult App to customers depends upon, among other things, the number and variety of our merchants and the mix of products and services available through our platform, our brand and reputation, customer experience and satisfaction, trust and perception of the value we provide, technological innovation, and the services, products and customer decisioning standards offered by our competitors. If we fail to retain our relationship with existing customers, if we do not attract new customers to our platform, products and services, or if we do not continually expand usage, repeat customers and gross originations, our results of operations, financial condition, and prospects would be materially and adversely affected.

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our results of operations, financial condition, and prospects.

We operate in a highly competitive industry. We face competition from a variety of businesses and new market entrants, including competitors with lease-to-own products for e-commerce goods and other types of digital payment platforms. We face competition from virtual lease-to-own companies, e-commerce retailers (including those that offer layaway programs and title or installment lending), online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at online retailers, as well as with online rental stores that do not offer their customers a purchase option. These competitors may have significantly greater financial and operating resources, greater name recognition and more developed products and services, which may allow them to grow faster. Greater name recognition, or better public perception of a competitor’s reputation, may help the competitor divert market share. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing strategy or lose business. Moreover, prime lenders may loosen their underwriting standards and provide credit to non-prime consumers, which would impact our gross origination as well as the credit quality of our customers and our business and results of operations. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with our merchants. An increase in competition could cause our merchants to no longer offer our product and services in favor of our competitors, or to offer our product and the products of our competitors simultaneously, which could slow growth in our business and limit or reduce profitability. Merchants could also develop their own in house product that competes with our product. Furthermore, virtual lease-to-own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on merchant relationships that may prove to be more successful.

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

Our failure to accurately predict the demand or growth of our new products and technologies also could have a material and adverse effect on our business, results of operations, financial condition, and prospects. New products and technologies are inherently risky, due to, among other things, risks associated with: the product or technology not working, or not working as expected; customer and merchant acceptance; technological outages or failures; and the failure to meet customer and merchant expectations. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. The profile of potential customers using our new products and technologies also may not be as attractive as the profile of the customers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Additionally, we can provide no assurance that we will be able to develop, commercially market, and achieve acceptance of our new products and technologies. In addition, our investment of resources to develop new products and technologies and make changes or updates to our platform may be insufficient. Failure to accurately predict demand or growth with respect to our new products and technologies could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

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

In addition, regulation of AI/ML is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI/ML and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI/ML is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws and regulations to AI/ML or are considering general legal frameworks for AI/ML. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI/ML technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI/ML.

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

We have incurred substantial indebtedness. As of March 31, 2024, the total aggregate indebtedness under the senior secured Term Loan and RLOC, of Katapult SPV-1 LLC (the “Borrower”) was approximately $98.6 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). On March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we refinanced our indebtedness with the Lender and repaid $25.0 million of principal on our outstanding term loan. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Credit Agreement and to make payments on our indebtedness as they become due.

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

The Credit Agreement governing the under the Term Loan and Credit Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

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

On April 24, 2024, the Company entered into the 16th Amendment in which the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment to the extent such financial statements and certifications were impacted by the restatement. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. Failure to comply with any of these covenants or other obligation or agreement under the Credit Agreement that is not cured within the specified period under the Credit Agreement would result in an event of default under the agreement. In such event, if we are unable to negotiate with our Lender for a waiver or dispensation under the agreement, we would not be able to borrow under the Credit Agreement and our Lender would have the right to terminate the loan commitments under the Credit Agreement and accelerate repayment of all obligations under the Credit Agreement that would become due and payable immediately, which would have a material adverse effect on our business, results of operations and financial position. If we do not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement, the Lender has the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations.

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

In connection with the 15th amendment of our Credit Agreement, we repaid $25.0 million of principal on our outstanding Term Loan. As of March 31, 2024, we had $68.0 million of principal outstanding under the RLOC. In addition, we had borrowings under our Term Loan of $30.7 million (including capitalized PIK interest) as of March 31, 2024.

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

We incurred a net loss of $0.6 million during the three months ended March 31, 2024. In addition, we generated a net loss of $10.5 million during the three months ended March 31, 2023. As of March 31, 2024, our accumulated deficit was approximately $123.1 million. While our operating expenses decreased for the year ended December 2023 compared to the prior year, we may need to increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

Our revenue and operating results have varied, and may in the future vary, from quarter to quarter and by season. Periods of decline have resulted, and could in the future result, in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to fluctuate in the future due to a number of factors, including general economic conditions in the markets where we operate, the cyclical nature of consumer spending, and seasonal sales and customer spending patterns.

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

Risks Related to Our Technology and Our Platform

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

For information on data privacy and security laws, regulations, rules, standards and contractual obligations we are, or may in the future become, subject to, and the associated risks to our business, see the section titled “Risk Factors—Risks Related to Our Technology and Our Platform—We are subject to stringent and changing laws, regulations, rules, standards and contractual obligations related to data privacy and security, which could increase the cost of doing business, compliance risks and potential liability and otherwise negatively affect our operating results and business.”

We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our businesses. A failure to correctly calculate and pay such taxes, or an unfavorable outcome on uncertain tax positions we may record from time to time, may result in substantial tax liabilities and a material adverse effect on several aspects of our performance.

The application of indirect taxes, such as sales tax, continues to be a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own business more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our business. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also may result in other adverse changes in or interpretations of existing sales, income and other tax regulations. Further, we may fail to allocate sales tax correctly which could result in over-reporting or under-reporting revenue and sales tax expense.

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

We have previously identified control deficiencies that in the aggregate constituted material weaknesses. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures our ability to accurately and timely report our financial results could be adversely affected.

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

These control deficiencies relate to (1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, and (2) a lack of controls in place to review journal entries and account reconciliations, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted. These material weaknesses were not remediated as of December 31, 2023 and were not been remediated as of the filing of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

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

In addition to the deficiencies in internal control over financial reporting that were initially identified in 2020, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to remediate our existing material weakness or identify additional material weaknesses and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Delayed filing of our Annual Report on Form 10-K has made us currently ineligible to use certain registration statements to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

Because we were unable to file our Form 10-K for the year ended December 31, 2023 with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Furthermore, under SEC regulations, our failure to timely file our periodic reports with the SEC resulted in the suspension of the availability of our Form S-8 for issuances of shares underlying equity awards subject to these plans. With the filing of our Form 10-K on April 24, 2024, we regained compliance and our ability to use Form S-8. Although we are currently in compliance, we could fail to comply with these requirements again in the future, in which case we would lose our ability to use Form S-8 and our employees would not be permitted to exercise any outstanding options for unrestricted shares of our common stock and we would be unable to grant other equity awards under our Form S-8 until such time that we are deemed to have filed all reports and other materials required to be filed under the Exchange Act following any such future failure to timely file.

We have previously fallen out of compliance with Nasdaq's requirements for continued listing, and any future failure to comply with Nasdaq's listing requirements could result in our common stock being delisted from the Nasdaq Global Market, which could have a material adverse effect on us and our stockholders.

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

On April 18, 2024, we received a deficiency letter from Nasdaq indicating that, as a result of not filing our Form 10-K for the year ended December 31, 2023 in a timely manner, we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing on the Nasdaq Global Market. The deficiency letter indicated that we had until June 17, 2024 to regain compliance or submit a plan to regain compliance with Nasdaq’s continued listing standards. With the filing of our Form 10-K on April 24, 2024, we regained compliance with Nasdaq’s continued listing standards and have eliminated the need to submit such a compliance plan. Although we are currently in compliance with Nasdaq’s continued listing requirements, we could fail to comply with these requirements again in the future. In that case, we would receive additional deficiency letters from Nasdaq and our common stock could be delisted from trading on the Nasdaq Global Market, which could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock. In the event our common stock is delisted from Nasdaq, such a delisting would likely have a negative effect on the price of our securities, including our common stock, and would impair your ability to sell or purchase our securities when you wish to do so. In addition, in the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow any of our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with Nasdaq’s listing requirements.

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

The experience of our leadership team are valuable assets to us. Our leadership team has significant experience in the financial technology industry and would be difficult to replace. Competition for senior executives in our industry is intense, and we may not be able to attract and retain qualified personnel to replace or succeed any of our leaders. Failure to retain or recruit leadership team members could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 639,467 and as of March 31, 2024, there were 248,051 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

As of March 31, 2024, we had outstanding warrants to purchase an aggregate of 673,300 shares of our common stock. The warrant agreement, dated as of October 31, 2019, between the Company and FinServ Acquisition Corp. entitles each warrant holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested.To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of our directors or executive officers informed us of the adoption, modification or termination of a "Rule 10b5-1 Trading Plan" or "non-Rule3.3110b5-1 Trading Plan," as those terms are defined in Regulation S-K, Item 408.

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

Date:	May 15, 2024	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)