Form 10-Q
period 2024-06-30
Katapult Holdings, Inc.
filed 2024-08-14
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of August 12, 2024: 4,168,919.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•executing on our business strategy, including launching new product offerings, new brand and expanding information and technology capabilities;
•our ability to refinance our indebtedness;
•our market opportunity and our ability to acquire and retain new merchants and customers and retain existing merchants and customers;
•customer adoption and continued growth of our mobile app featuring Katapult Pay;
•the timing and impact of our growth initiatives on our future financial performance and the impact of our brand strategy;
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
•risks relating to uncertainty of our estimates of market opportunity and forecasts of market growth, including the home furnishings and retail environment;
•risks related to the concentration of a significant portion of our transaction volume with a single merchant, or type of merchant or industry;
•the effects of competition on our future business;
•meeting future liquidity requirements and complying with restrictive covenants related to indebtedness;
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
•staying abreast of modified or new laws and regulations and complying with laws and regulations applicable to our business, including laws and regulations related to rental purchase transactions, U.S. federal income tax, and data privacy;
•responding to uncertainties associated with product and service developments and market acceptance;
•identifying material weaknesses in our internal control over financial reporting which, if not remediated, could affect the reliability of our condensed consolidated financial statements;
•costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•litigation, regulatory matters, complaints, adverse publicity and/or misconduct by employees, vendors and/or service providers;
•our ability to meet the minimum requirements for continued listing on the Nasdaq Global Market (“Nasdaq”); and
•the effects of the reverse stock split on our common stock.

Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by applicable law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future, and you should not rely upon these forward looking statements after the date of this Quarterly Report on Form 10-Q.

KATAPULT HOLDINGS, INC.
FORM 10-Q
June 30, 2024

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,725	$21,408
Restricted cash	4,649	7,403
Property held for lease, net of accumulated depreciation and impairment (Note 4)	56,887	59,335
Prepaid expenses and other current assets	3,489	4,491
Litigation insurance reimbursement receivable (Note 10)	5,000	5,000
Total current assets	103,750	97,637
Property and equipment, net	287	327
Capitalized software and intangible assets, net	1,767	1,919
Right-of-use assets	736	888
Security deposits	91	91
Total assets	$106,631	$100,862
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,455	$903
Accrued liabilities (Note 5)	22,613	24,146
Accrued litigation settlement (Note 10)	12,000	12,000
Unearned revenue	5,493	4,949
Revolving line of credit, net (Note 6)	69,466	—
Term loan, net, current (Note 6)	27,605	—
Lease liabilities	366	297
Total current liabilities	138,998	42,295
Revolving line of credit, net (Note 6)	—	60,347
Term loan, net, non-current (Note 6)	—	25,503
Lease liabilities, non-current	431	614
Other liabilities	148	95
Total liabilities	139,577	128,854
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,168,919 and 4,072,713 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	97,048	94,544
Accumulated deficit	(129,994)	(122,536)
Total stockholders' deficit	(32,946)	(27,992)
Total liabilities and stockholders' deficit	$106,631	$100,862

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenue
Rental revenue	$58,196	$53,439	$122,338	$107,570
Other revenue	667	697	1,586	1,649
Total revenue	58,863	54,136	123,924	109,219
Cost of revenue	48,935	44,669	97,508	87,882
Gross profit	9,928	9,467	26,416	21,337
Operating expenses	12,549	13,477	25,237	29,044
Income (loss) from operations	(2,621)	(4,010)	1,179	(7,707)
Loss on partial extinguishment of debt	—	—	—	(2,391)
Interest expense and other fees	(4,674)	(4,098)	(9,201)	(9,287)
Interest income	359	427	683	1,047
Change in fair value of warrant liability	109	257	(53)	389
Loss before income taxes	(6,827)	(7,424)	(7,392)	(17,949)
Provision for income taxes	(61)	(14)	(66)	(34)
Net loss	$(6,888)	$(7,438)	$(7,458)	$(17,983)

Weighted average common shares outstanding - basic and diluted	4,286	4,073	4,264	4,023

Net loss per common share - basic and diluted	$(1.61)	$(1.83)	$(1.75)	$(4.47)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2023	4,073	$—	$94,544	$(122,536)	$(27,992)
Net loss	—	—	—	(7,458)	(7,458)
Stock options exercised	4	—	18	—	18
Vesting of restricted stock units	122	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(30)	—	(457)	—	(457)
Stock-based compensation expense	—	—	2,943	—	2,943
Balances at June 30, 2024	4,169	$—	$97,048	$(129,994)	$(32,946)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2022 (As Restated)	3,944	$—	$83,804	$(85,870)	$(2,066)
Net loss (As Restated)	—	—	—	(17,983)	(17,983)
Issuance of warrants in connection with Credit Agreement amendment	—	—	4,060	—	4,060
Vesting of restricted stock units	93	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(16)	—	(247)	—	(247)
Stock-based compensation expense	—	—	4,303	—	4,303
Balances at June 30, 2023 (As Restated)	4,021	$—	$91,920	$(103,853)	$(11,933)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at March 31, 2024	4,106	$—	$95,623	$(123,106)	$(27,483)
Net loss	—	—	—	(6,888)	(6,888)
Stock options exercised	4	—	18	—	18
Vesting of restricted stock units	67	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(8)	—	(145)	—	(145)
Stock-based compensation expense	—	—	1,552	—	1,552
Balances at June 30, 2024	4,169	$—	$97,048	$(129,994)	$(32,946)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at March 31, 2023 (As Restated)	3,982	$—	$89,791	$(96,415)	$(6,624)
Net loss	—	—	—	(7,438)	(7,438)
Vesting of restricted stock units	44	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(5)	—	(84)	—	(84)
Stock-based compensation expense	—	—	2,213	—	2,213
Balances at June 30, 2023 (As Restated)	4,021	$—	$91,920	$(103,853)	$(11,933)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,458)	$(17,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,730	60,891
Net book value of property held for lease buyouts	14,757	13,296
Impairment on property held for lease expense	11,568	10,600
Change in fair value of warrants liability	53	(389)
Stock-based compensation	2,943	4,303
Loss on partial extinguishment of debt	—	2,391
Amortization of debt discount	1,405	1,592
Amortization of debt issuance costs, net	132	145
Accrued PIK Interest	697	864
Amortization of right-of-use assets	152	198
Increase (decrease) to cash due to changes in:
Property held for lease	(92,078)	(87,422)
Prepaid expenses and other current assets	1,002	2,858
Accounts payable	552	(290)
Accrued liabilities	(1,533)	186
Lease liabilities	(114)	(227)
Unearned revenues	544	436
Net cash provided by (used in) operating activities	1,352	(8,551)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(25)	—
Additions to capitalized software	(312)	(519)
Net cash used in investing activities	(337)	(519)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	14,642	9,380
Principal repayments on revolving line of credit	(5,655)	(3,311)
Principal repayment on term loan	—	(25,000)
Payments of deferred financing costs	—	(22)
Repurchases of restricted stock	(457)	(247)
Proceeds from exercise of stock options	18	—
Net cash provided by (used in) financing activities	8,548	(19,200)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,563	(28,270)
Cash, cash equivalents and restricted cash at beginning of period	28,811	69,841
Cash, cash equivalents and restricted cash at end of period	$38,374	$41,571

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,888	$6,602
Cash paid for income taxes	$203	$108
Deferred financing costs included in accrued liabilities	$—	$493
Issuance of warrants to purchase common stock in connection with debt refinancing	$—	$4,060
Cash paid for operating leases	$166	$260

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business— Katapult Holdings, Inc. (“Katapult” or the “Company”) is a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime consumers. Through the Company’s point-of-sale (“POS”) integrations and innovative mobile app featuring Katapult Pay, consumers who may be unable to access traditional financing can shop a growing network of merchant partners.

We experience moderate seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue is strongest during the first quarter primarily due to higher gross originations during the fourth quarter holiday season. Our first quarter revenue is also impacted by the federal and state income tax refunds that our customers receive in the first quarter which, in the past, has led to our customers more frequently exercising the early purchase option on their lease agreements. Adverse events that occur could have a disproportionate effect on our financial results throughout the year.
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
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). The condensed consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

2.RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As described in Notes 2 and 16 to the Consolidated Financial Statements included within Part II, Item 8 contained on Form 10-K for the fiscal year ended December 31, 2023, the Company restated its consolidated financial statements as of and for the year ended December 31, 2022 and the unaudited interim condensed consolidated financial statements for each of interim periods within the year ended December 31, 2023.
Description of Restatement Errors

The errors identified as of and for the three and six months ended June 30, 2023 are as follows:

a.Rental revenue - The Company determined that it miscalculated sales tax payable related to certain customer lease payments going back multiple years. The Company performed an assessment of its sales tax liability across all jurisdictions for potential additional exposure and determined that there was an overstatement of rental revenue and an understatement of sales tax payable included in accrued liabilities. The impact to the condensed consolidated financial statements is as follows:
i.Condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 is a decrease to rental revenue of $435 and $1,028, respectively
ii.Condensed consolidated balance sheet as of June 30, 2023 is an increase to sales tax payable included in accrued liabilities of $6,214.

b.Cost of revenue- Correction to depreciation expense for the three and six months ended June 30, 2023 related to property held for lease, net of accumulated depreciation and impairment, included in cost of revenue, of $795 and

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

$1,835, respectively, for certain leases originated on or before December 31, 2022. The impact to the balance sheet as of June 30, 2023 to correct this error is a decrease to property held for lease, net of accumulated depreciation and impairment of $1,705 and a decrease to prepaid expenses and other current assets of $130.

c.Stockholders’ deficit - The impact to the unaudited interim condensed consolidated statement of stockholders’deficit as of June 30, 2023 is an increase to accumulated deficit of $11,653.

d.Other errors - There are other errors not described in items (a), (b) or (c) of this note. These errors and related restatement adjustments were not material for the three and six months ended June 30, 2023.

The following tables present a reconciliation of the as previously reported condensed consolidated financial statements to the restated amounts as of and for the three and six months ended June 30, 2023 which include the following: (1) as restated condensed consolidated balance sheet, (2) as restated condensed consolidated statement of operations and comprehensive loss and (3) as restated condensed consolidated statement of cash flows. Presented below are the changes to each financial statement line item which changed as a result of the restatement.
Condensed Consolidated Balance Sheet

	As of June 30, 2023
	As Previously Reported	Restatement Adjustments	As Restated
Property held for lease, net of accumulated depreciation and impairment	$54,352	$(1,567)	$52,785
Prepaid expenses and other current assets	$6,485	$(1,241)	$5,244
Total current assets	$102,408	$(2,808)	$99,600
Total assets	$105,565	$(2,808)	$102,757
Accrued liabilities	$14,588	$6,214	$20,802
Unearned revenue	$1,988	$2,631	$4,619
Total current liabilities	$17,854	$8,845	$26,699
Total liabilities	$105,845	$8,845	$114,690
Accumulated deficit	$(92,200)	$(11,653)	$(103,853)
Total stockholders' deficit	$(280)	$(11,653)	$(11,933)
Total liabilities and stockholders' deficit	$105,565	$(2,808)	$102,757

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Rental revenue	$53,874	$(435)	$53,439	$108,598	$(1,028)	$107,570
Total revenue	$54,571	$(435)	$54,136	$110,247	$(1,028)	$109,219
Cost of revenue	$43,874	$795	$44,669	$86,047	$1,835	$87,882
Gross profit	$10,697	$(1,230)	$9,467	$24,200	$(2,863)	$21,337
Total operating expenses	$13,679	$(202)	$13,477	$29,448	$(404)	$29,044
Loss from operations	$(2,982)	$(1,028)	$(4,010)	$(5,248)	$(2,459)	$(7,707)
Loss before income taxes	$(6,396)	$(1,028)	$(7,424)	$(15,490)	$(2,459)	$(17,949)
Net loss	$(6,410)	$(1,028)	$(7,438)	$(15,524)	$(2,459)	$(17,983)
Net loss per common share - basic and diluted	$(1.57)	$(0.25)	$(1.83)	$(3.86)	$(0.61)	$(4.47)

Condensed Consolidated Statement of Cash Flow

	Six Months Ended June 30, 2023
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(15,524)	$(2,459)	$(17,983)
Depreciation and amortization	$59,646	$1,245	$60,891
Net book value of property held for lease buyouts	$12,921	$375	$13,296
Impairment on property held for lease expense	$10,515	$85	$10,600
Property held for lease	$(86,725)	$(697)	$(87,422)
Prepaid expenses and other current assets	$2,030	$828	$2,858
Accrued liabilities	$(437)	$623	$186
Net cash used in operating activities	$(8,551)	$—	$(8,551)
3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates— The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The most significant estimates relate to the selection of useful lives for property held for lease and the related depreciation method, impairments, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Changes in estimates are reflected in reported amounts in the period in which they become known. Actual results could differ from those estimates.

Segment Information— The Company conducts business within one business segment, which is defined as providing lease payment options to consumers to obtain durable goods from e-commerce partners. Operations are aggregated into a single reportable operating segment based upon similar economic operating characteristics as well as a similar market.

Rental Revenue— Lease-to-own agreements, which comprise the majority of total revenue, fall within the scope of ASC 842, Leases under lessor accounting and revenue is recognized in the period it is earned and cash is collected. Property held for lease is leased to customers pursuant to lease purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early purchase option (buyout) available prior to completion of the full agreement, or by completing all lease renewal payments, generally over 10, 12 or 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty in accordance with the lease term. Amounts received from customers who elect early purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

recorded as unearned revenue and are recognized as rental revenue in the month in which the revenue is earned. Rental revenue also includes agreed-upon charges assessed for customer lease applications. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the lease term.
Revenues from direct integration leases are recorded net of sales taxes as sales tax is collected from each customer's lease payment and a sales tax payable is recorded for remittance to the respective state. For Katapult Pay transactions, leases are recorded gross with sales tax included as the amount of the purchased good as sales tax is remitted to the merchant partner. The full amount is capitalized in property held for lease and is depreciated into cost of revenue. Revenue is recognized for our Katapult Pay transactions when lease payments are received from customers in the month due.

Other Revenue— Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships. The Company continues to advance its strategy to focus on additional opportunities to generate revenue, which include the sale of property held for lease to third parties. The sale of property held for lease is considered recurring and ordinary in nature to the Company’s business, and as such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a performance obligation is satisfied by transferring control over an asset to a customer. Revenue is recorded with corresponding costs of revenue, presented on a gross basis. Other revenue of $667 and $697 was recognized for the three months ended June 30, 2024 and 2023, respectively, and $1,586 and $1,649, for the six months ended June 30, 2024 and 2023, respectively.

Concentrations of Credit Risk— The Company’s concentrations of credit risk consist primarily of cash. A portion of the Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of June 30, 2024 and December 31, 2023, the Company did not have any customers that accounted for 10% or more of outstanding gross accounts receivable or total revenue during the three and six months ended June 30, 2024 and 2023.

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
4.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT

Property held for lease consists of furniture, mattresses, consumer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to consumers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 10, 12 or 18 months. Consumers may terminate a lease agreement at any time without penalty. The average consumer continues to lease the property for 8 months because the consumer either exercises the buyout option (early purchase) or terminates the lease purchase agreement prior to the end of the renewal period. As a result, property held for lease is classified as a current asset in the condensed consolidated balance sheets.

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

Property held for lease, net of accumulated depreciation and impairment consists of the following:

	June 30,	December 31,
	2024	2023
Property held for lease	$250,281	$290,808
Less: accumulated depreciation and impairment	(193,394)	(231,473)
Property held for lease, net	$56,887	$59,335
The table below details the cost of revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Total depreciation expense related to property held for lease	$34,441	$30,980	$68,201	$60,460
Net book value of property buyouts	7,144	6,549	14,757	13,296
Impairment charges	5,932	5,342	11,568	10,600
Other (1)	1,418	1,798	2,982	3,526
Total cost of revenue	$48,935	$44,669	$97,508	$87,882
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.
5.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	June 30,	December 31,
	2024	2023
Bonus accrual	$2,494	$4,183
Sales tax payable	15,876	14,527
Unfunded lease payable	2,888	3,578
Interest payable	116	140
Other accrued liabilities	1,239	1,718
Total accrued liabilities	$22,613	$24,146
6.DEBT & LIQUIDITY
Debt
On March 6, 2023, the Company entered into the 15th amendment to the loan and security agreement (as amended, the “15th Amendment" to the “Credit Agreement”) with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the “Lender”). As part of the amendment, the maturity date of the revolving line of credit (“RLOC”) and the senior secured term loan (“Term Loan”) was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75,000 from $125,000. The interest rate for interest paid-in-kind (“PIK”) on the Term Loan (as defined in the 15th Amendment) is (A) if Liquidity is greater than $25,000, 4.5% or (B) if Liquidity is less than $25,000, 6%. The spread on the RLOC was increased to 8.5% from 7.5%, while the spread on the Term Loan remained at 8.0%. Additionally, effective April 1, 2023, the Secured Overnight Financing Rate (“SOFR”) replaced the London Interbank Offered Rate (“LIBOR”), plus a 0.10% credit adjustment spread, for both the RLOC and the Term Loan’s benchmark rate for interest rate calculations. As of June 30,

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

2024, the interest rates for the RLOC and Term Loan, were 13.9% and 17.9%, respectively, (which includes the 4.5% interest rate applicable to PIK with respect to the Term Loan).

In connection with the 15th Amendment, the Company repaid $25,000 of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of its common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, the Company issued a warrant to purchase an additional 80,000 shares of its common stock at an exercise price of $0.25 per share which vested on March 5, 2024. In conjunction with the 15th Amendment, the Company incurred a loss on partial extinguishment of debt of $2,391 during the six months ended June 30, 2023. The loss on partial extinguishment of debt is attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $25,000 of outstanding principal on the Term Loan.

In addition, the 15th Amendment also updated certain financial covenants each as defined in the 15th Amendment, including the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate.

As noted above, the RLOC and Term Loan current maturity date are June 4, 2025. Due to the maturity date being less than one year from the balance sheet date of June 30, 2024, debt has been reclassified to a current liability in the condensed consolidated balance sheet. The Company is currently seeking to refinance the loans prior to maturity in June 2025.

A reconciliation of the outstanding principal to the carrying amount of the RLOC is as follows:

	June 30,	December 31,
	2024	2023
Principal balance	$69,731	$60,744
Less: Unamortized issuance costs	(265)	(397)
Total carrying amount	$69,466	$60,347

The issuance costs are amortized over the life of the RLOC and included in interest expense and other fees in the condensed consolidated statements of operations and comprehensive loss.

A reconciliation of the outstanding principal to the carrying amount of the Term Loan is as follows:

	June 30,	December 31,
	2024	2023
Principal balance	$25,000	$25,000
PIK	6,037	5,340
Less: Unamortized debt discount and issuance costs	(3,432)	(4,837)
Total carrying amount	$27,605	$25,503
Amortization expense related to the Term Loan discount and issuance costs of $629 and $499 was recognized for the three months ended June 30, 2024 and 2023, respectively; and $1,405 and $1,592 for the six months ended June 30, 2024 and 2023, respectively. Amortization of debt discount and issuance costs is included in interest expense and other fees in the condensed consolidated statements of operations and comprehensive loss.
The RLOC and Term Loan are also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants.

On April 24, 2024, the Company entered into the Limited Waiver and 16th Amendment to the Credit Agreement with the Lender (the "16th Amendment"). Pursuant to such 16th Amendment, the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. The Company is in compliance with all of its covenants as of June 30, 2024 and December 31, 2023.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Liquidity

The Company’s principal sources of liquidity are our cash and cash equivalents generated from leases and borrowings from the RLOC. Principal liquidity needs for the next 12 months and beyond are to fund normal recurring operational expenses, including purchases of assets held for lease and debt obligations. As of June 30, 2024 cash and cash equivalents totaled $33,725, restricted cash totaled $4,649, and unused capacity on the RLOC was $5,269.

The Company’s revenue and operating results depend significantly on gross originations, which is defined as the retail price of the merchandise associated with lease-purchase agreements entered into during the period. Gross originations are a leading indicator of potential revenue streams, as a percentage of revenue is realized in the quarter in which the gross originations occur. Revenue is realized in subsequent quarters until 100% of is recognized.

The Company’s financing is generally comprised of cash from leases and borrowings from the RLOC, which is fully collateralized by the Company’s assets. As of August 12, 2024, the Company had a combined principal balance outstanding of approximately $100,131 related to the RLOC and term loan, both of which mature within twelve months of the date that these financial statements are issued. Both loans were previously refinanced on March 6, 2023 to extend the maturity date from December 4, 2023 to June 4, 2025.

The Company projects that it will not have sufficient cash available to pay off the loans upon maturity and is currently seeking to refinance the loans prior to maturity in June 2025. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Under the Company's debt agreements, the Company is subject to certain covenants. The Company was in compliance with all covenants in the RLOC and Term Loan as of June 30, 2024.
7.STOCK-BASED COMPENSATION
As of June 30, 2024, the Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

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
Stock Options
A summary of the status of the stock options under the 2014 Plan as of June 30, 2024, and changes during the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price
Balance - December 31, 2023	322,405	$7.30
Granted	—	—
Exercised	(3,802)	4.75
Forfeited	—	—
Balance - June 30, 2024	318,603	$7.33
The total intrinsic value of stock options exercised during the six months ended June 30, 2024 was $57. No stock options were exercised during the six months ended June 30, 2023.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

2021 Plan

On June 9, 2021, the 2021 Plan, which was previously approved by the board of directors and stockholders, became effective.

In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSA”), restricted stock unit awards (“RSU”) and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based and/or performance-based vesting conditions. Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant. Awards granted under the 2021 Plan generally vest over one to four years. The total number of common stock authorized for issuance under the 2021 Plan is 639,467.

The following table summarizes the Company’s RSA activity under the 2021 Plan during the six months ended June 30, 2024:

	Stock Options		Restricted Stock Units
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance - December 31, 2023	13,865	$261.25	278,290	$34.05
Granted	—	—	167,615	15.64
Exercised	—	—	(121,797)	29.09
Forfeited	—	—	(11,942)	41.69
Balance - June 30, 2024	13,865	$261.25	312,166	$25.81

Stock-Based Compensation Expense— Stock-based compensation expense of $1,552 and $2,213 was recognized for the three months ended June 30, 2024 and 2023, respectively, and $2,943 and $4,303 for the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2024, there was $7,253 of unrecognized compensation costs related to unvested RSU’s. This amount is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of vested RSUs as of their respective vesting dates were $1,977.
8.INCOME TAXES

The income tax provision of $61 and $14 was recorded for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was (0.88%) and (0.21%) for the three months ended June 30, 2024 and 2023, respectively. The provision for the three months ended June 30, 2024 relates predominately to state income taxes for states that have net operating loss usage limitations. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.

The income tax provision of $66 and $34 was recorded for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was (0.89%) and (0.22%) for the six months ended June 30, 2024 and 2023, respectively. The provision for the six months ended June 30, 2024 relates predominately to state income taxes for states that have net operating loss usage limitations. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.

As of December 31, 2023, the Company had U.S. federal net operating loss carryforward of $132,800 that expire at various dates from 2032 through 2037 and includes $102,200 that have an unlimited carryforward period. As of December 31, 2023, the Company has U.S. state and local net operating loss carryforwards of $96,900 that expire from 2024 to 2043.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

36 months ended June 30, 2024, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of June 30, 2024 and December 31, 2023.
9.NET LOSS PER SHARE

As discussed in Note 6, on March 6, 2023, in connection with the 15th amendment to the Credit Agreement, the Company issued a warrant to purchase up to 80,000 shares of the Company common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, the Company issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. The warrants are considered exercisable for 160,000 shares for little to no consideration and the shares are therefore included in basic shares outstanding at their issuance date.

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

	Three and Six Months Ended June 30,
	2024	2023
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	332,468	336,345
Unvested restricted stock units	312,166	303,374
Warrants issued in connection with 15th amendment to Credit Agreement	—	80,000
Total common stock equivalents	1,157,934	1,233,019
10.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has not accrued any material liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.

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

On September 12, 2022, DCA filed a motion seeking summary judgment as to its claims, and on September 13, 2022, the Company filed a motion seeking summary judgment as to DCA’s first cause of action. The parties subsequently filed opposition and reply briefs and unsuccessfully attempted to resolve the matter via mediation. On September 6, 2023, the Court issued its decision and order on the motions, granting in part each party’s motion. It found that (1) Katapult breached its obligation to offer DCA the opportunity to act as its advisor on the 2020 sale transaction but that a triable question of fact remains regarding the damages, if any, caused by the breach (2) Katapult did not breach the contract with respect to its failure to offer DCA the opportunity to act as its advisor on the 2020 PIPE transaction; and (3) a triable question of fact remains

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

regarding whether Katapult breached any obligations regarding the termination fee. This matter is scheduled for trial in October 2024. The Company intends to vigorously defend against the claims in this action.

Shareholder Litigation

On August 27, 2021, a putative class action lawsuit, captioned McIntosh v. Katapult Holdings, Inc., et al, was filed in the U.S. District Court for the Southern District of New York (the “New York Action”). The operative second amended complaint was filed on November 4, 2022 against Katapult Holdings, Inc., three current and former Company officers, and two FinServ officers. The second amended complaint alleges violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, and seeks an unspecified amount of damages on behalf of persons and entities that (a) beneficially owned and/or held FinServ common stock as of the close of business on May 11, 2021 and were eligible to vote at FinServ’s June 7, 2021 special meeting (the “FinServ Putative Class”); or (b) purchased or otherwise acquired Katapult securities between June 15, 2021 and August 9, 2021, inclusive (the “Katapult Putative Class”). On May 26, 2022, the Court appointed a lead plaintiff, but on August 8, 2023, the court dismissed the Katapult Putative Class’s claims which were under Sections 10(b) and 20(a) and dismissed two current and former Company officers from the case. The Court declined to dismiss certain of the FinServ Putative Class’s claims under Sections 14(a) and 20(a).

On August 25, 2022, a purported Company stockholder filed a putative class action lawsuit, captioned Saunders v. Einbinder, et al., against directors and officers of FinServ Acquisition Corp. (“FinServ”) and FinServ Holdings LLC in the Delaware Court of Chancery (the “Delaware Action”). The operative amended complaint was filed on January 27, 2023, alleging that defendants breached their fiduciary duties by making false and misleading disclosures to induce FinServ stockholders to approve FinServ’s merger with Katapult. On March 13, 2023, the Court granted the parties’ stipulation to dismiss FinServ Holdings LLC from the case and amended the caption as In re FinServ Acquisition Corp. SPAC Litigation.

On May 20, 2024, the Company reached an agreement in principle to settle for total consideration of $12,000, comprised of: (1) a cash component of $8,500 (the “Cash Component”); and (2) an additional component of $3,500 comprised of the Company’s common stock (the “Settlement Shares”) and/or cash (the “Additional Component”). As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company had accrued a $12,000 liability, including a $5,000 litigation insurance reimbursement receivable, on its balance sheet for the year ended December 31, 2023 for the New York Action and the Delaware Action. These amounts are included in the condensed consolidated balance sheet as of June 30, 2024. A portion of the Cash Component of $6,725, with $5,000 paid by the insurer, and $2,775 of the Additional Component, will be allocated to the Delaware Action settlement class and $1,775 of the Cash Component and $725,000 of the Additional Component will be allocated to the New York Action settlement class.

The number of Settlement Shares for the Delaware Action (the “Delaware Settlement Shares”) shall be calculated by dividing $2,775 by the volume-weighted average per share price (“VWAP”) of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the date of the hearing on the final approval for the Delaware Action (the “Delaware Settlement Hearing VWAP”); in calculating the Delaware Settlement Shares (1) to the extent the Delaware Settlement Shares are less than 167,797, the difference between the Delaware Settlement Shares and 167,797 shall be the “Delaware Unused Shares” and (2) any amount of Delaware Settlement Shares above 167,797 shall be considered the “Delaware Excess Settlement Shares.” For the settlement of the Delaware Action, the Company may either deliver the Delaware Excess Settlement Shares (reduced by the New York Unused Shares (as defined below)) or pay in cash the full value of the Delaware Excess Settlement Shares (reduced by the New York Unused Shares), calculated by multiplying the number of Delaware Excess Settlement Shares (reduced by the New York Unused Shares) by the Delaware Settlement Hearing VWAP. The number of Settlement Shares for the New York Action (the “New York Settlement Shares”) shall be calculated by dividing $725,000 by the VWAP of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the date of the hearing on final approval for the New York Action (the “New York Settlement Hearing VWAP”); in calculating the New York Settlement Shares (1) to the extent the New York Settlement Shares are less than 43,839, the difference between the New York Settlement Shares and 43,839 shall be the “New York Unused Shares” and (2) any amount of New York Settlement Shares above 43,839 shall be considered the “New York Excess Settlement Shares.” For the settlement of the New York Action, the Company may either deliver the New York Excess Settlement Shares (reduced by the Delaware Unused Shares) or pay in cash the full value of the New York Excess Settlement Shares (reduced by the Delaware Unused Shares), calculated by multiplying the number of New York Excess Settlement Shares (reduced by the Delaware Unused Shares) by the New York Settlement Hearing VWAP.

As part of the settlement, the parties will ask the Southern District of New York and the Delaware Court of Chancery to stay the proceedings pending negotiation and approval by each respective court of the proposed settlement. In agreeing to settle, the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Company is making no admission of liability. On July 3, 2024, a motion for preliminary approval was filed in the Southern District of New York and a settlement stipulation and proposed scheduling order was filed in the Delaware Court of Chancery. On July 17, 2024, the Delaware Court of Chancery approved the scheduling order and set a settlement hearing date of October 10, 2024. On July 24, 2024, the Southern District of New York approved the scheduling order and set a settlement hearing date of January 23, 2025. The settlement of each of the New York Action and the Delaware Action depends upon approval by the Southern District of New York and the Delaware Court of Chancery, as applicable. There can be no assurance the settlement of the New York Action will be approved by the Southern District of New York or the settlement of the Delaware Action will be approved by the Delaware Court of Chancery.
11.FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be carried at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company uses a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

The Company’s financial instruments consist of accounts payable, accrued expenses, warrant liability, the RLOC, and the Term Loan. The Company’s assets, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The condensed consolidated financial statements also include fair value level 3 measurements of private common stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments.
RLOC and Term Loan

	June 30, 2024		December 31, 2023
	Carrying amount	Fair value	Carrying amount	Fair value
RLOC	$69,466	$71,282	$60,347	$64,631
Term Loan	27,605	32,815	25,503	33,900
	$97,071	$104,097	$85,850	$98,531
The estimated fair values of the Company’s RLOC and Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Warrant Liability

	Warrant liability - Public (Level 1) & Private Warrants (Level 3)
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2023	$93	$—	$2	$95
Change in fair value	51	—	2	53
Balance at June 30, 2024	$144	$—	$4	$148

During the six months ended June 30, 2024 and 2023, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.
12.SUBSEQUENT EVENTS
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

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned, but are a leading indicator of potential revenue streams as a percentage of revenue is realized in the quarter in which the gross originations occur. We continue to recognize revenue in subsequent quarters until 100% of revenue is recognized (on average over 8 months). Gross originations have historically reached approximately 70-75% of revenue realized within two quarters from when the originations occurred. We believe this is a useful operating metric for investors to use in assessing the volume of transactions that take place on our platform.

The following tables present gross originations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	$	%
Gross Originations	$55,311	$54,710	$601	1.1%

Wayfair represented 48% and 56% of gross originations during the three months ended June 30, 2024 and 2023, respectively.

Katapult Pay represented 28% and 14% of gross originations during the three months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,		Change
	2024	2023	$	%
Gross Originations	$110,941	$109,446	$1,495	1.4%

Wayfair represented 48% and 53% of gross originations during the six months ended June 30, 2024 and 2023, respectively.

Katapult Pay represented 27% and 12% of gross originations during the six months ended June 30, 2024 and 2023, respectively.

Total Revenue
Total revenue represents the sum of rental revenue and other revenue. We record revenue in accordance with ASC 842, and as a result, we record revenue when earned and cash is collected. The following tables presents total revenue for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Change
	2024	2023	$	%
		(As Restated)
Total revenue	$58,863	$54,136	$4,727	8.7%

	Six Months Ended June 30,		Change
	2024	2023	$	%
		(As Restated)
Total revenue	$123,924	$109,219	$14,705	13.5%

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

Components of Results of Operations

Revenue

Total revenue is comprised of rental revenue and other revenue. Rental revenue is recognized as earned, when cash is collected from customers. Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships.

We experience moderate seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue is strongest during the first quarter primarily due to higher gross originations during the fourth quarter holiday season. Our first quarter revenue is also impacted by the federal and state income tax refunds that our customers receive in the first quarter which, in the past, has led to our customers more frequently exercising the early purchase option on their lease agreements. Adverse events that occur could have a disproportionate effect on our financial results throughout the year.

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

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Change	% Change
Revenue		(As Restated)
Rental revenue	$58,196	$53,439	$4,757	8.9%
Other revenue	667	697	(30)	(4.3%)
Total revenue	58,863	54,136	4,727	8.7%
Cost of revenue	48,935	44,669	4,266	9.6%
Gross profit	9,928	9,467	461	4.9%
Operating expenses	12,549	13,477	(928)	(6.9%)
Loss from operations	(2,621)	(4,010)	1,389	(34.6%)
Interest expense and other fees	(4,674)	(4,098)	(576)	14.1%
Interest income	359	427	(68)	(15.9%)
Change in fair value of warrant liability	109	257	(148)	(57.6%)
Loss before income taxes	(6,827)	(7,424)	597	(8.0%)
Provision for income taxes	(61)	(14)	(47)	335.7%
Net loss	$(6,888)	$(7,438)	$550	(7.4%)

Weighted average common shares outstanding - basic and diluted	4,286	4,073	213	5.2%

Net loss per common share - basic and diluted	$(1.61)	$(1.83)	$0.22	(12.0%)

Revenue

The increase in total revenue of $4,727, or 8.7%, during the three months ended June 30, 2024 as compared to the same period in 2023 was primarily a result of gross origination growth in 2023 and strong collection efforts. We saw gross origination growth in 2023 primarily as a result of our mobile app featuring Katapult Pay, which we launched in the third quarter of 2022 and growth from our direct merchants. Write-offs as a percentage of total revenue was 9.3% and 9.6% (as restated) during the three months ended June 30, 2024 as compared to the same period in 2023 and remain within our 8% to 10% target range.

Cost of Revenue

The increase in cost of revenue of $4,266, or 9.6%, during the three months ended June 30, 2024 as compared to the same period in 2023 was a result of higher year-over-year gross origination growth and the associated depreciation expense and impairment charges related to property held for lease, net. Gross profit as a percentage of total revenue decreased to 16.9% for the three months ended June 30, 2024 compared to 17.5% (as restated) for the same period in 2023 as a result of changes in revenue and cost of revenue noted above.

Operating Expenses

The decrease in total operating expenses of $928, or 6.9%, during the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to a decrease in compensation costs due to a lower number of employees, partially offset by an increase in professional and consulting fees, such as accounting fees related to the restatement.

Interest Expense and Other Fees.

The increase in interest expense and other fees during the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to an increase in the average outstanding principal under the RLOC period over period.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Change	% Change
		(As Restated)
Revenue
Rental revenue	$122,338	$107,570	$14,768	13.7%
Other revenue	1,586	1,649	(63)	(3.8%)
Total revenue	123,924	109,219	14,705	13.5%
Cost of revenue	97,508	87,882	9,626	11.0%
Gross profit	26,416	21,337	5,079	23.8%
Operating expenses	25,237	29,044	(3,807)	(13.1%)
Income (loss) from operations	1,179	(7,707)	8,886	(115.3%)
Loss on partial extinguishment of debt	—	(2,391)	2,391	(100.0%)
Interest expense and other fees	(9,201)	(9,287)	86	(0.9%)
Interest income	683	1,047	(364)	(34.8%)
Change in fair value of warrant liability	(53)	389	(442)	(113.6%)
Loss before income taxes	(7,392)	(17,949)	10,557	(58.8%)
Provision for income taxes	(66)	(34)	(32)	94.1%
Net loss	$(7,458)	$(17,983)	$10,525	(58.5%)

Weighted average common shares outstanding - basic and diluted	4,264	4,023	241	6.0%

Net loss per common share - basic and diluted	$(1.75)	$(4.47)	$2.72	(60.9%)

Revenue

The increase in total revenue of $14,705, or 13.5%, during the six months ended June 30, 2024 as compared to the same period in 2023 was primarily a result of gross origination growth in 2023. We saw gross origination growth in 2023 primarily as a result of our mobile app featuring Katapult Pay, which we launched in the third quarter of 2022 and growth from our direct merchants. Write-offs as a percentage of total revenue was 8.8% and 9.2% (as restated) during the six months ended June 30, 2024 as compared to the same period in 2023 and remain within our 8% to 10% target range.

Cost of Revenue

The increase in cost of revenue of $9,626, or 11.0%, during the six months ended June 30, 2024 as compared to the same period in 2023 was a result of higher year-over-year gross origination growth and the associated depreciation expense and impairment charges related to property held for lease, net. Gross profit as a percentage of total revenue increased to 21.3% for the six months ended June 30, 2024 compared to 19.5% (as restated) for the same period in 2023 as a result of changes in revenue and cost of revenue noted above.

Operating Expenses

The decrease in total operating expenses of 13.1% during the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to a decrease in compensation costs primarily due to the head count reduction during the three months ended March 31, 2023.

Loss on partial extinguishment of debt. During the six months ended June 30, 2023, we recorded a $2,391 loss on partial extinguishment of debt, primarily as a result of our debt refinancing in March 2023.

Interest Expense and Other Fees. The decrease in interest expense and other fees during the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to the refinancing of the Credit Agreement which occurred in March 2023 in which we repaid $25,000 of outstanding principal on the Term Loan partially offset by in an increase of 1% of the spread over the benchmark rate on the RLOC and an increase in average outstanding principal under the RLOC period over period.

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

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. The reconciliations of gross profit to adjusted gross profit for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Total revenue	$58,863	$54,136	$123,924	$109,219
Cost of revenue	48,935	44,669	97,508	87,882
Gross profit	9,928	9,467	26,416	21,337
Less:
Servicing costs	1,141	1,103	2,273	2,093
Underwriting fees	491	480	1,000	948
Adjusted gross profit	$8,296	$7,884	$23,143	$18,296

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrant liability, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, provision for impairment of leased assets, loss on partial extinguishment of debt and stock-based compensation expense. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance.

The reconciliations of net loss to adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(6,888)	$(7,438)	$(7,458)	$(17,983)
Add back:
Interest expense and other fees	4,674	4,098	9,201	9,287
Interest income	(359)	(427)	(683)	(1,047)
Change in fair value of warrant liability	(109)	(257)	53	(389)
Provision for income taxes	61	14	66	34
Depreciation and amortization on property and equipment and capitalized software	263	227	529	197
Provision for impairment of leased assets	429	558	602	424
Loss on partial extinguishment of debt	—	—	—	2,391
Stock-based compensation expense	1,552	1,686	2,943	4,303
Adjusted EBITDA	$(377)	$(1,539)	$5,253	$(2,783)

Adjusted Net Loss

Adjusted net loss is a non-GAAP financial measure that is defined as net loss before change in fair value of warrant liability and stock-based compensation expense. The reconciliations of net loss to adjusted net loss for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(6,888)	$(7,438)	$(7,458)	$(17,983)
Add back:
Change in fair value of warrant liability	(109)	(257)	53	(389)
Stock-based compensation expense	1,552	1,686	2,943	4,303
Adjusted net loss	$(5,445)	$(6,009)	$(4,462)	$(14,069)

Fixed Cash Operating Expenses

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less depreciation and amortization on property and equipment and capitalized software, stock-based compensation expense and variable lease costs such as servicing costs and underwriting fees. We believe fixed cash operating expenses illustrates our controllable ongoing expenses.

The reconciliations of operating expenses to fixed cash operating expenses for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Operating expenses	$12,549	$13,477	$25,237	$29,044
Less:
Depreciation and amortization on property and equipment and capitalized software	263	227	529	197
Stock-based compensation expense	1,552	1,686	2,943	4,303
Servicing costs	1,141	1,103	2,273	2,093
Underwriting fees	491	480	1,000	948
Fixed cash operating expenses	$9,102	$9,981	$18,492	$21,503

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Our principal sources of liquidity are our cash and cash equivalents generated from leases and borrowings from our RLOC. Our principal liquidity needs for the next 12 months and beyond are to fund normal recurring operational expenses, including purchases of assets held for lease and debt obligations. As of June 30, 2024 cash and cash equivalents totaled $33,725, restricted cash totaled $4,649, and we had unused capacity on our RLOC of $5,269.

Our revenue and operating results depend significantly on gross originations, which is defined as the retail price of the merchandise associated with lease-purchase agreements entered into during the period. Gross originations are a leading indicator of potential revenue streams, as a percentage of revenue is realized in the quarter in which the gross originations occur. We continue to realize revenue in subsequent quarters until 100% of the revenue is realized.

The Company’s financing is generally comprised of cash from leases and borrowings from the RLOC, which is fully collateralized by our assets. As of August 12, 2024, we had a combined principal balance outstanding of approximately $100,131 related to the RLOC and term loan, both of which mature within twelve months of the date that these financial statements are issued. Both loans were previously refinanced on March 6, 2023 to extend the maturity date from December 4, 2023 to June 4, 2025.

We project we will not have sufficient cash available to pay off the loans upon maturity and are currently seeking to refinance the loans prior to maturity in June 2025. The accompanying financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Under our debt agreements, we are subject to certain covenants. We were in compliance with all covenants in the RLOC and Term Loan as of June 30, 2024.

The following table presents cash used in operating, investing, and financing activities during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$28,811	$69,841
Net cash provided by (used in):
Operating activities	1,352	(8,551)
Investing activities	(337)	(519)
Financing activities	8,548	(19,200)
Cash, cash equivalents and restricted cash at end of period	$38,374	$41,571

The change in cash provided by operating activities of $9,903 for the 2024 period compared to cash used in operating activities for the 2023 period was primarily the result of the change in net loss of $10,525, inclusive of an increase of $7,839 for depreciation and amortization on property held for sale, offset by $4,656 of additions to property held for lease. The decrease in cash used in investing activities of $182 for the 2024 period compared to the 2023 period is primarily due to a decrease in capitalized software additions.

The change in cash provided by financing activities of $27,748 in the 2024 period compared to cash used in financing activities in the 2023 period is primarily due to the $25,000 repayment on the Term Loan in the 2023 period and an increase in net proceeds from the RLOC of $2,918, primarily due to the timing of cash received from our third party loan processor.

Financing Arrangements

Senior Secured Term Loan and RLOC

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a Credit Agreement with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a RLOC. The RLOC had a commitment of $125,000 that the lenders had the right to increase to $250,000. Total outstanding principal under the RLOC was $69,731 and $60,744 at June 30, 2024 and December 31, 2023, respectively. In December 2023, our third-party loan processor experienced a timing error in their validation processes. We alerted them to the error, temporarily covering the approved leases with $9,622 of our cash and the issue was resolved in January 2024. Excluding this payment delay, as of December 31, 2023, our outstanding debt under the RLOC would have been $70,366, as the RLOC has a 90% advance rate on eligible accounts receivable.

In addition, in connection with a prior amendment to the Credit Agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (the “Term Loan”) commitment of up to $50,000. We drew down the full $50,000 of the Term Loan on December 4, 2020. The Term Loan bore interest at LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as PIK interest. Total outstanding principal and PIK interest under the Term Loan was $31,037 at June 30, 2024.

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

As noted above, the RLOC and Term Loan current maturity date are June 4, 2025. Due to the maturity date being less than one year from the balance sheet date of June 30, 2024, we have reclassified our debt to a current liability in our condensed consolidated balance sheet. We are currently seeking to refinance the loans prior to maturity in June 2025.

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

On April 24, 2024, we entered into the 16th Amendment in which the Lender granted us a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of our financial statements for all reporting periods prior to the date of the amendment. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. As a result, we were in compliance with all of our covenants as of June 30, 2024 and December 31, 2023.

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

For additional information on our loan obligations, see Note 6 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2024 were as follows:

(in thousands)	Payments Due by Period
	Total	2024-2025	2026-2027	Thereafter
RLOC (1)	$78,877	$78,877	$—	$—
Term Loan (2)	34,145	34,145	—	—
Operating lease commitments	1,128	493	219	416
Total	$114,150	$113,515	$219	$416
(1) Future cash obligations include scheduled interest payments due based on the interest rate of approximately 13.9% as of June 30, 2024.
(2) Future cash obligations include scheduled interest payments due based on the interest rate of 17.9%, including 4.5% PIK interest, as of June 30, 2024.

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

Emerging Growth Company

As of June 30, 2024, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1,235,000, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700,000 of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1,000,000 in non-convertible debt securities during the previous three years.

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

Effective April 1, 2023, both the RLOC and the Term Loan replaced LIBOR with SOFR, subject to a 3% floor plus a 0.10% credit adjustment spread. In connection with the 15th amendment to the Credit Agreement, the spread on the RLOC was increased from 7.5% to 8.5% per annum. As of June 30, 2024, the interest rate on our RLOC was 13.9%.

Our Term Loan is a variable rate loan that accrues interest at a variable rate of interest based on SOFR, subject to a 3% floor, plus 8% per annum. The spread was unchanged in connection with the 15th amendment to the Credit Agreement. As of June 30, 2024, the interest rate on our Term Loan was 17.9%, which includes 4.5% PIK interest.

The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of June 30, 2024 and December 31, 2023. A 100 basis point change in interest rates would cause our RLOC and Term Loan annual interest expense to change by approximately $697 and $310, respectively.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2024, due to the material weaknesses in internal control over financial reporting described below.

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

As part of continued remediation efforts, the Company hired Nancy Walsh as Chief Financial Officer in December 2022. Ms. Walsh has extensive experience in leading the financial organization of publicly traded entities and maintaining an effective internal control environment. In addition, the Company continues to strengthen its accounting and internal control capabilities and environment through the hiring of accounting and internal auditing personnel who are certified public accountants and have previous experience in publicly traded companies and with Big 4 public accounting firms. The Company has also hired a Vice President of Internal Audit and new Chief Accounting Officer, both in 2024. In April 2024, the Company engaged with outside sales tax subject matter experts in support of remediation efforts.
Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become involved with various legal proceedings. Refer to the information contained under the heading “Commitments and Contingencies” in Note 10 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•We may not be able to refinance our indebtedness on favorable terms, or at all. Our inability to refinance our indebtedness would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 48% and 56% of our gross originations (which we define as the retail price of the merchandise associated with lease purchase agreements entered into through the Katapult platform and do not represent revenue earned) during the three months ended June 30, 2024 and 2023, respectively and 48% and 53% of our gross originations during the six months ended June 30, 2024 and 2023, respectively. Our top ten merchants in the aggregate represented approximately 83% and 82% of our gross originations during the three months ended June 30, 2024 and 2023, respectively and 83% and 81% of our gross originations during the six months ended June 30, 2024 and 2023, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchants shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or other key merchants, including risks related to the macroeconomic environment, consumer spending changes, inflation, prevailing interest rates, consumer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions, political conditions, and consumer perceptions of personal well-being and security and willingness and ability of consumers to pay for the goods they lease through us when due. For example, inflation and supply chain issues due to among other factors, the Russia-Ukraine war coupled with the banking crisis in March 2023, negatively impacted the sales of many of our merchants, including Wayfair, during the three and six months ended June 30, 2024, which in turn contributed to a decline in our gross origination volume during those periods. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, our results of operations, financial condition and prospects will be negatively impacted.

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

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by general economic conditions and other factors, including continued elevated inflation, continued supply chain disruptions, the banking crisis in March 2023, the U.S. economy experiencing a potential prolonged recession and potential widespread job losses may mean that our decisioning tools may not function as intended. As a result, we may approve relatively more customers that are not able to perform, which would lead to increased incidence and costs related to impairment of property held for lease. When there are unexpected changes to consumer spending patterns, our decisioning process typically requires more frequent adjustments and the application of management analysis of the interpretation and adjustment of the results produced by our decisioning tools. Due to the challenging macro environment in recent months, for example, we expect we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to customer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

Our success depends on the effective implementation and continued execution of our strategies.

We are focused on our mission to provide innovative lease financing solutions to non-prime customers and to enable everyday transactions at the merchant point of sale.

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, we launched our mobile app and Katapult Pay in the third quarter of 2022. For the three and six months ended June 30, 2024, our mobile app and Katapult Pay accounted for 28% and 27% of our gross originations, respectively. However, these product enhancements may not continue to generate the additional consumer and merchant engagement with our offerings that we expect. If these or other strategic initiatives are not successful longer-term, our competitiveness as well as our business and financial results may be materially and adversely affected. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.

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

Our market opportunity estimates, including the size of the virtual lease-to-own market, and expectations about market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including our ex. Even if the markets in which we compete meet our size estimates and growth expectations, our business could fail to grow for a variety of reasons, which could adversely affect our results of operations.

We rely on the accuracy of third-party data, and inaccuracies in such data could adversely impact our approval process.

We use data from third parties as part of our proprietary risk model used to assess whether a customer qualifies for a lease-purchase option from a merchant. We are reliant on these third parties to ensure that the data they provide is accurate, including our expectation that the retail environment for home furnishings will return to growth in the near term. Inaccurate data could cause us to not approve transactions that otherwise would have been approved, or instead, approve transactions that would have otherwise been denied and may lead to a higher incidence of bad debts and could have an adverse impact on our results of operations and financial condition.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we build our own technology using the latest in artificial intelligence and machine learning ("AI/ML"), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. In addition, the product and technological enhancements that we introduce may not function as we intend, or may not generate the benefits that we expect. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our customers and merchants, which could harm our ability to attract customers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to customers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and customer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and prospects could be materially and adversely affected.

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

We have incurred substantial indebtedness. As of June 30, 2024, the total aggregate indebtedness under the senior secured Term Loan and RLOC, of Katapult SPV-1 LLC (the “Borrower”) was approximately $100.8 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). On March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we refinanced our indebtedness with the Lender and repaid $25.0 million of principal on our outstanding term loan. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Credit Agreement and to make payments on our indebtedness as they become due.

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

Our indebtedness matures on June 4, 2025. We are currently negotiating the refinancing of our indebtedness which may include extending the maturity date of the RLOC and Term Loan. Our ability to refinance indebtedness will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Credit Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under the Credit Agreement are subject to prepayment penalties, which would limit our ability to pay or refinance the Credit Agreement. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives. The Credit Agreement contains certain financial covenants. In particular, as of the end of each month, (1) we must maintain certain minimum Adjusted EBITDA levels and certain minimum Tangible Net Worth representing our total assets less certain capital expenses, prepaid expenses, intangible assets and total liabilities and (2) our Total Advance Rate (as defined in the Credit Agreement) may not exceed certain thresholds. We must also maintain minimum liquidity of at least $10.0 million in unrestricted cash and cash equivalents as of any date of determination. These financial covenants are restrictive and failure to comply with these covenants would have a material adverse effect on our business, financial condition, and results of operations. We have been in the past and may in the future be unable to comply with our financial covenants. In such event, if we are unable to negotiate with our Lender for a waiver or dispensation under the agreement, we would not be able to borrow under the Credit Agreement and our Lender would have the right to terminate the loan commitments under the Credit Agreement and accelerate repayment of all obligations under the Credit Agreement that would become due and payable immediately, which would have a material adverse effect on our business, results of operations and financial position. If we do not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement, the Lender has the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations.

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

In connection with the 15th amendment of our Credit Agreement, we repaid $25.0 million of principal on our outstanding Term Loan. As of June 30, 2024, we had $69.7 million of principal outstanding under the RLOC. In addition, we had borrowings under our Term Loan of $31.0 million (including capitalized PIK interest) as of June 30, 2024.

If any specified Change of Control occurs and the Lender accelerates these obligations, we may not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement.

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We incurred a net loss of $6.9 million and $7.5 million during the three and six months ended June 30, 2024, respectively. In addition, we generated a net loss of $7.4 million and $18.0 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, our accumulated deficit was approximately $130.0 million. While our operating expenses decreased for the year ended December 2023 compared to the prior year, we may need to increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

Our revenue and operating results have varied, and may in the future vary, from quarter to quarter and by season. Periods of decline have resulted, and could in the future result, in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to fluctuate in the future due to a number of factors, including general economic conditions in the markets where we operate, the cyclical nature of consumer spending, the impact of holiday and seasonal sales and tax refund and customer spending patterns.

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

These control deficiencies relate to (1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, and (2) a lack of controls in place to review journal entries and account reconciliations, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted. These material weaknesses were not remediated as of June 30, 2024 and have not been remediated as of the filing of this Quarterly Report on Form 10-Q.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in April 2021, Daiwa Corporate Advisory Services filed a complaint against us for breach of contract with respect to transactions in connection with our merger. In addition, in August 2021, a putative securities class action complaint was filed against us and certain of our officers. These cases are still pending. See “Part I, Item 1. Note 13 - Litigation risk” in this Quarterly Report on Form 10-Q for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business, including resulting in additional dilution if we are obligated to issue shares to settle all or a portion of such legal proceedings.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 235,287. On June 6, 2023, the 2021 equity incentive plan was amended to increase the authorized shares of common stock reserved for issuance by 160,000. As of June 30, 2024, there were 99,367 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

As of June 30, 2024, we had outstanding warrants to purchase an aggregate of 673,300 shares of our common stock. The warrant agreement, dated as of October 31, 2019, between the Company and FinServ Acquisition Corp. entitles each warrant holder thereof to purchase one (1) share of our common stock at a price of $287.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which vested on March 6, 2024. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of our directors or executive officers informed us of the adoption, modification or termination of a "Rule 10b5-1 Trading Plan" or "non-Rule3.3110b5-1 Trading Plan," as those terms are defined in Regulation S-K, Item 408.

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

10.1
First Amendment to Employment Agreement between Katapult Holdings, Inc. and Nancy Walsh, dated May 21, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2024).

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

Date:	August 14, 2024	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)