Form 10-Q
period 2024-09-30
Katapult Holdings, Inc.
filed 2024-11-06
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of November 1, 2024: 4,390,519.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•litigation, regulatory matters, complaints, adverse publicity and/or misconduct by employees, vendors and/or service providers; and
•our ability to meet the minimum requirements for continued listing on the Nasdaq Global Market (“Nasdaq”).

Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by applicable law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future, and you should not rely upon these forward-looking statements after the date of this Quarterly Report on Form 10-Q.

KATAPULT HOLDINGS, INC.
FORM 10-Q
September 30, 2024

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,877	$21,408
Restricted cash	4,416	7,403
Property held for lease, net of accumulated depreciation and impairment (Note 4)	54,823	59,335
Prepaid expenses and other current assets	4,430	4,491
Litigation insurance reimbursement receivable (Note 10)	—	5,000
Total current assets	89,546	97,637
Property and equipment, net	265	327
Capitalized software and intangible assets, net	1,706	1,919
Right-of-use assets, non-current	367	888
Security deposits	91	91
Total assets	$91,975	$100,862
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$912	$903
Accrued liabilities (Note 5)	23,257	24,146
Accrued litigation settlement (Note 10)	5,805	12,000
Unearned revenue	4,882	4,949
Revolving line of credit, net (Note 6)	67,106	—
Term loan, net, current (Note 6)	28,781	—
Lease liabilities	256	297
Total current liabilities	130,999	42,295
Revolving line of credit, net (Note 6)	—	60,347
Term loan, net, non-current (Note 6)	—	25,503
Lease liabilities, non-current	416	614
Other liabilities	823	95
Total liabilities	132,238	128,854
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,222,722 and 4,072,713 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	98,619	94,544
Accumulated deficit	(138,882)	(122,536)
Total stockholders' deficit	(40,263)	(27,992)
Total liabilities and stockholders' deficit	$91,975	$100,862

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenue
Rental revenue	$59,609	$54,042	$181,947	$161,612
Other revenue	698	769	2,284	2,418
Total revenue	60,307	54,811	184,231	164,030
Cost of revenue	48,358	43,342	145,866	131,224
Gross profit	11,949	11,469	38,365	32,806
Operating expenses	16,396	11,909	41,633	40,953
Loss from operations	(4,447)	(440)	(3,268)	(8,147)
Loss on partial extinguishment of debt	—	—	—	(2,391)
Interest expense and other fees	(4,801)	(4,264)	(14,002)	(13,551)
Interest income	332	287	1,015	1,334
Change in fair value of warrant liability	75	382	22	771
Loss before income taxes	(8,841)	(4,035)	(16,233)	(21,984)
Provision for income taxes	(47)	(19)	(113)	(53)
Net loss	$(8,888)	$(4,054)	$(16,346)	$(22,037)

Weighted average common shares outstanding - basic and diluted	4,341	4,130	4,289	4,059

Net loss per common share - basic and diluted	$(2.05)	$(0.98)	$(3.81)	$(5.43)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2023	4,073	$—	$94,544	$(122,536)	$(27,992)
Net loss	—	—	—	(16,346)	(16,346)
Stock options exercised	45	—	209	—	209
Vesting of restricted stock units	143	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(38)	—	(562)	—	(562)
Stock-based compensation expense	—	—	4,428	—	4,428
Balances at September 30, 2024	4,223	$—	$98,619	$(138,882)	$(40,263)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2022 (As Restated)	3,944	$—	$83,804	$(85,870)	$(2,066)
Net loss (As Restated)	—	—	—	(22,037)	(22,037)
Issuance of warrants in connection with Credit Agreement amendment	—	—	4,060	—	4,060
Vesting of restricted stock units	105	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(20)	—	(318)	—	(318)
Stock-based compensation expense	—	—	5,678	—	5,678
Adjustment due to the rounding impact from the Reverse Stock Split in lieu of issuing fractional shares	36	—	—	—	—
Balances at September 30, 2023 (As Restated)	4,065	$—	$93,224	$(107,907)	$(14,683)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at June 30, 2024	4,169	$—	$97,048	$(129,994)	$(32,946)
Net loss	—	—	—	(8,888)	(8,888)
Stock options exercised	41	—	191	—	191
Vesting of restricted stock units	21	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(8)	—	(105)	—	(105)
Stock-based compensation expense	—	—	1,485	—	1,485
Balances at September 30, 2024	4,223	$—	$98,619	$(138,882)	$(40,263)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at June 30, 2023 (As Restated)	4,021	$—	$91,920	$(103,853)	$(11,933)
Net loss	—	—	—	(4,054)	(4,054)
Vesting of restricted stock units	12	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(4)	—	(71)	—	(71)
Stock-based compensation expense	—	—	1,375	—	1,375
Adjustment due to the rounding impact from the Reverse Stock Split in lieu of issuing fractional shares	36	—	—	—	—
Balances at September 30, 2023 (As Restated)	4,065	$—	$93,224	$(107,907)	$(14,683)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,346)	$(22,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,731	92,334
Net book value of property held for lease buyouts	21,505	19,365
Impairment on property held for lease expense	17,021	15,494
Change in fair value of warrants and other	33	(771)
Stock-based compensation	4,428	5,678
Loss on partial extinguishment of debt	—	2,391
Amortization of debt discount	2,222	2,147
Amortization of debt issuance costs, net	198	211
Accrued PIK Interest	1,056	1,208
Amortization of right-of-use assets	521	274
Increase (decrease) to cash due to changes in:
Property held for lease	(135,814)	(128,464)
Prepaid expenses and other current assets	61	3,125
Litigation insurance reimbursement receivable	5,000	—
Accounts payable	9	(529)
Accrued liabilities	(889)	1,594
Accrued litigation settlement	(5,500)	—
Lease liabilities	(239)	(312)
Unearned revenues	(67)	572
Net cash used in operating activities	(4,070)	(7,720)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36)	(10)
Additions to capitalized software	(620)	(753)
Net cash used in investing activities	(656)	(763)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	16,100	10,916
Principal repayments on revolving line of credit	(9,539)	(8,054)
Principal repayment on term loan	—	(25,000)
Payments of deferred financing costs	—	(34)
Repurchases of restricted stock	(562)	(318)
Proceeds from exercise of stock options	209	—
Net cash provided by (used in) financing activities	6,208	(22,490)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,482	(30,973)
Cash, cash equivalents and restricted cash at beginning of period	28,811	69,841
Cash, cash equivalents and restricted cash at end of period	$30,293	$38,868

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,372	$9,821
Cash paid for income taxes	$270	$146
Deferred financing costs included in accrued liabilities	$—	$481
Issuance of warrants to purchase common stock in connection with debt refinancing	$—	$4,060
Cash paid for operating leases	$275	$390

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

The Company experiences moderate seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue is strongest during the first quarter primarily due to higher gross originations during the fourth quarter holiday season. Our first quarter revenue is also impacted by the federal and state income tax refunds that our customers receive, which in the past, has led to our customers more frequently exercising the early purchase option on their lease agreements. Adverse events that occur could have a disproportionate effect on our financial results throughout the year.
Subsidiaries— The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Katapult Intermediate Holdings, LLC (formerly known as Keys Merger Sub 2, LLC), Katapult Group, Inc. and Katapult SPV-1 LLC, which originates all of the Company’s leases.
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
Description of Restatement Errors

The errors identified as of and for the three and nine months ended September 30, 2023 are as follows:

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
i.Rental revenues decreased $0.4 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, within the condensed consolidated statements of operations and comprehensive loss.
ii.Sales tax payable increased $6.5 million as of September 30, 2023 which is included in accrued liabilities in the condensed consolidated balance sheet.

b.Cost of revenue- Correction to depreciation expense of $0.9 million and $2.7 million for the three and nine months ended September 30, 2023 related to property held for lease, net of accumulated depreciation and impairment, included

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

in cost of revenue, for certain leases originated on or before September 30, 2023. The impact to the balance sheet as of September 30, 2023 to correct this error is a decrease to property held for lease, net of accumulated depreciation and impairment of $2.5 million and a decrease to prepaid expenses and other current assets of $0.2 million.

c.Unearned revenue - Correction to increase unearned revenue $2.6 million as of September 30, 2023 in our condensed consolidated balance sheet.

d.Stockholders’ deficit - The impact to the unaudited interim condensed consolidated statement of stockholders’ deficit as of September 30, 2023 is an increase to accumulated deficit of $12.8 million.

e.Other errors - There are other errors not described in items (a), (b) or (c) of this note. These errors and related restatement adjustments were not material for the three and nine months ended September 30, 2023.

The following tables present a reconciliation of the as-previously-reported condensed consolidated financial statements to the restated amounts as of and for the three and nine months ended September 30, 2023 which include the following: (1) as restated condensed consolidated balance sheet, (2) as restated condensed consolidated statement of operations and comprehensive loss and (3) as restated condensed consolidated statement of cash flows. Presented below are the changes to each financial statement line item which changed as a result of the restatement.
Condensed Consolidated Balance Sheet

	As of September 30, 2023
	As Previously Reported	Restatement Adjustments	As Restated
Property held for lease, net of accumulated depreciation and impairment	$53,581	$(1,911)	$51,670
Prepaid expenses and other current assets	$6,777	$(1,801)	$4,976
Total current assets	$99,227	$(3,712)	$95,515
Total assets	$102,303	$(3,712)	$98,591
Accrued liabilities	$15,747	$6,451	$22,198
Unearned revenue	$2,124	$2,631	$4,755
Total current liabilities	$18,903	$9,082	$27,985
Total liabilities	$104,192	$9,082	$113,274
Accumulated deficit	$(95,114)	$(12,794)	$(107,908)
Total stockholders' deficit	$(1,889)	$(12,794)	$(14,683)
Total liabilities and stockholders' deficit	$102,303	$(3,712)	$98,591

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Rental revenue	$54,481	$(439)	$54,042	$163,079	$(1,467)	$161,612
Total revenue	$55,250	$(439)	$54,811	$165,497	$(1,467)	$164,030
Cost of revenue	$42,439	$903	$43,342	$128,486	$2,738	$131,224
Gross profit	$12,811	$(1,342)	$11,469	$37,011	$(4,205)	$32,806
Total operating expenses	$12,111	$(202)	$11,909	$41,559	$(606)	$40,953
Loss from operations	$700	$(1,140)	$(440)	$(4,548)	$(3,599)	$(8,147)
Loss before income taxes	$(2,895)	$(1,140)	$(4,035)	$(18,385)	$(3,599)	$(21,984)
Net loss	$(2,914)	$(1,140)	$(4,054)	$(18,438)	$(3,599)	$(22,037)
Net loss per common share - basic and diluted	$(0.71)	$(0.28)	$(0.98)	$(4.54)	$(0.89)	$(5.43)

Condensed Consolidated Statement of Cash Flow

	Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(18,438)	$(3,599)	$(22,037)
Depreciation and amortization	$90,439	$1,895	$92,334
Net book value of property held for lease buyouts	$18,909	$456	$19,365
Impairment on property held for lease expense	$15,356	$138	$15,494
Property held for lease	$(127,327)	$(1,137)	$(128,464)
Prepaid expenses and other current assets	$1,738	$1,387	$3,125
Accrued liabilities	$734	$860	$1,594
Net cash used in operating activities	$(7,720)	$—	$(7,720)
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

Segment Information— The Company is a single segment business, which provides lease payment options to consumers to obtain durable goods from omnichannel and e-commerce partners. Operations are aggregated into a single reportable operating segment based upon similar economic operating characteristics as well as a similar market.

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
Revenues from direct integration leases are generally recorded net of sales taxes as sales tax is collected from each customer's lease payment and a sales tax payable is recorded for remittance to the respective state. For Katapult Pay transactions, all sales tax is paid by the Company upon purchase of the goods and is recorded in the cost basis of the capitalzed property held for lease. Revenue is recognized for our Katapult Pay transactions when lease payments are received from customers in the month due.

Other Revenue— Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships. The Company continues to advance its strategy to focus on additional opportunities to generate revenue, which include the sale of property held for lease to third parties. The sale of property held for lease is considered recurring and ordinary in nature to the Company’s business, and as such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when performance obligations are satisfied. Other revenue of $0.7 million and $0.8 million was recognized for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $2.4 million, for the nine months ended September 30, 2024 and 2023, respectively.

Concentration of Credit Risk— The Company’s concentration of credit risk consists primarily of cash. A portion of the Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of September 30, 2024 and December 31, 2023, the Company did not have any customers that accounted for 10% or more of outstanding gross accounts receivable or total revenue during the three and nine months ended September 30, 2024 and 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new pronouncement will have on its financial statement disclosures.
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

Property held for lease is recorded at cost, excluding shipping costs, and is carried at net book value. Depreciation for property held for lease is determined using the income forecasting method and is included within cost of revenue. Under the income forecasting method, property held for lease is depreciated in the proportion of rents received to total rents expected to be received based on historical data, which is an activity-based method similar to the units of production method. The Company provides for impairment for the undepreciated balance of the property held for lease assuming no salvage value with a corresponding charge to cost of revenue. The provision for write-offs represents estimated losses based on historical results, which are incurred but not yet identified. Actual write-offs may differ from this estimate. The Company derecognizes the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue. The Company periodically evaluates fully depreciated property held for lease and when it is determined there is no future economic benefit, the cost of the assets is written off and the related accumulated depreciation is reversed.

Property held for lease, net of accumulated depreciation and impairment consists of the following:

	September 30,	December 31,
	2024	2023
Property held for lease	$281,521	$290,808
Less: accumulated depreciation and impairment	(226,698)	(231,473)
Property held for lease, net	$54,823	$59,335
The table below details the cost of revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Total depreciation expense related to property held for lease	$33,599	$31,195	$101,800	$91,655
Net book value of property buyouts	6,748	6,069	21,505	19,365
Impairment charges	5,453	4,895	17,021	15,494
Other (1)	2,558	1,183	5,540	4,710
Total cost of revenue	$48,358	$43,342	$145,866	$131,224
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.
5.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	September 30,	December 31,
	2024	2023
Bonus accrual	$4,023	$4,183
Sales tax payable	14,949	14,527
Unfunded lease payable	2,313	3,578
Interest payable	149	140
Other accrued liabilities	1,823	1,718
Total accrued liabilities	$23,257	$24,146

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

6.DEBT & LIQUIDITY
Debt
On March 6, 2023, the Company entered into the 15th amendment to the loan and security agreement (as amended, the “15th Amendment" to the “Credit Agreement”) with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the “Lender”). As part of the amendment, the maturity date of the revolving line of credit (“RLOC”) and the senior secured term loan (“Term Loan”) was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75 million from $125 million. The interest rate for interest paid-in-kind (“PIK”) on the Term Loan (as defined in the 15th Amendment) is (A) if Liquidity is greater than $25 million, 4.5% or (B) if Liquidity is less than $25 million, 6%. The spread on the RLOC was increased to 8.5% from 7.5%, while the spread on the Term Loan remained at 8.0%. Additionally, effective April 1, 2023, the Secured Overnight Financing Rate (“SOFR”) replaced the London Interbank Offered Rate (“LIBOR”), plus a 0.10% credit adjustment spread, for both the RLOC and the Term Loan’s benchmark rate for interest rate calculations. As of September 30, 2024, the interest rates for the RLOC and Term Loan, were 13.8% and 17.8%, respectively, (which includes the 4.5% interest rate applicable to PIK with respect to the Term Loan).

In connection with the 15th Amendment, the Company repaid $25 million of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of its common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, the Company issued a warrant to purchase an additional 80,000 shares of its common stock at an exercise price of $0.25 per share which vested on March 5, 2024. In conjunction with the 15th Amendment, the Company incurred a loss on partial extinguishment of debt of $2.4 million during the six months ended June 30, 2023. The loss on partial extinguishment of debt is attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $25 million of outstanding principal on the Term Loan.

In addition, the 15th Amendment also updated certain financial covenants each as defined in the 15th Amendment, including the Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate.

As noted above, the RLOC and Term Loan current maturity date are June 4, 2025. Due to the maturity date being less than one year from the balance sheet date of September 30, 2024, debt is classified as a current liability in the condensed consolidated balance sheet as of September 30, 2024. The Company is currently seeking to refinance the loans prior to maturity in June 2025.

A reconciliation of the outstanding principal to the carrying amount of the RLOC is as follows:

	September 30,	December 31,
	2024	2023
Principal balance	$67,304	$60,744
Less: Unamortized issuance costs	(198)	(397)
Total carrying amount	$67,106	$60,347

The issuance costs are amortized over the life of the RLOC and included in interest expense and other fees in the condensed consolidated statements of operations and comprehensive loss.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

A reconciliation of the outstanding principal to the carrying amount of the Term Loan is as follows:

	September 30,	December 31,
	2024	2023
Principal balance	$25,000	$25,000
PIK	6,396	5,340
Less: Unamortized debt discount and issuance costs	(2,615)	(4,837)
Total carrying amount	$28,781	$25,503
Amortization expense related to the Term Loan discount and issuance costs of $0.8 million and $0.6 million was recognized for the three months ended September 30, 2024 and 2023, respectively; and $2.2 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of debt discount and issuance costs is included in interest expense and other fees in the condensed consolidated statements of operations and comprehensive loss.
The RLOC and Term Loan are also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants.

On April 24, 2024, the Company entered into the Limited Waiver and 16th Amendment to the Credit Agreement with the Lender (the "16th Amendment"). Pursuant to such 16th Amendment, the Lender granted the Company a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of the Company’s financial statements for all reporting periods prior to the date of the amendment. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. The Company is in compliance with all of its covenants as of September 30, 2024 and December 31, 2023.

Liquidity

The Company’s principal sources of liquidity are our cash and cash equivalents generated from leases and borrowings from the RLOC. Principal liquidity needs for the next 12 months and beyond are to fund normal recurring operational expenses, including purchases of assets held for lease, debt obligations, and litigation settlement amounts. As of September 30, 2024, cash and cash equivalents totaled $25.9 million, restricted cash totaled $4.4 million, and unused capacity on the RLOC was $7.7 million.

The Company’s revenue and operating results depend significantly on gross originations, which is defined as the retail price of the merchandise associated with lease-purchase agreements entered into during the period. Gross originations are a leading indicator of potential revenue streams, as a percentage of revenue is recognized in the quarter in which the gross originations occur and the remaining revenue is recognized in subsequent quarters.

The Company’s financing is generally comprised of cash from leases and borrowings from the RLOC, which is fully collateralized by the Company’s assets. As of November 1, 2024, the Company had a combined principal balance outstanding of approximately $98.6 million related to the RLOC and term loan, both of which mature within twelve months of the date that these financial statements are issued. Both loans were previously refinanced on March 6, 2023 to extend the maturity date from December 4, 2023 to June 4, 2025.

The Company projects that it will not have sufficient cash available to pay off the loans upon maturity and is currently seeking to refinance the loans prior to maturity in June 2025. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Under the Company's debt agreements, the Company is subject to certain covenants. The Company was in compliance with all covenants in the RLOC and Term Loan as of September 30, 2024.
7.STOCK-BASED COMPENSATION
As of September 30, 2024, the Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

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
Stock Options
A summary of the status of the stock options under the 2014 Plan as of September 30, 2024, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price
Balance - December 31, 2023	322,405	$7.30
Granted	—	—
Exercised	(44,473)	4.75
Forfeited	—	—
Expired	(939)	87.43
Balance - September 30, 2024	276,993	$7.41
The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $0.3 million. No stock options were exercised during the nine months ended September 30, 2023.
2021 Plan

On June 9, 2021, the approved 2021 Plan became effective.

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

The following table summarizes the Company’s RSA activity under the 2021 Plan during the nine months ended September 30, 2024:

	Stock Options		Restricted Stock Units
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance - December 31, 2023	13,865	$261.25	278,290	$34.05
Granted	—	—	180,330	15.80
Exercised / Vested	—	—	(143,434)	31.37
Forfeited	—	—	(29,439)	28.81
Balance - September 30, 2024	13,865	$261.25	285,747	$24.42

Stock-Based Compensation Expense— Stock-based compensation expense of $1.5 million and $1.4 million was recognized for the three months ended September 30, 2024 and 2023, respectively, and $4.4 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of September 30, 2024, there was $5.8 million of unrecognized compensation costs.. This amount is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of vested RSUs as of their respective vesting dates were $2.3 million.

8.INCOME TAXES

The income tax provision of $0.05 million and $0.02 million was recorded for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was (0.61%) and (0.66%) for the three months ended September 30, 2024 and 2023, respectively. The provision for the three months ended September 30, 2024 relates predominately to state income taxes for states that have net operating loss usage limitations. The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.

The income tax provision of $0.11 million and $0.05 million was recorded for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was (0.75%) and (0.29%) for the nine months ended September 30, 2024 and 2023, respectively. The provision for the nine months ended September 30, 2024 relates predominately to state income taxes for states that have net operating loss usage limitations. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.

As of December 31, 2023, the Company had U.S. federal net operating loss carryforward of $132.9 million that expire at various dates from 2036 through 2037 and includes $105.6 million that have an unlimited carryforward period. As of December 31, 2023, the Company has U.S. state and local net operating loss carryforwards of $52.2 million that expire from 2024 to 2043.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended September 30, 2024, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of September 30, 2024 and December 31, 2023.
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

	Three and Nine Months Ended September 30,
	2024	2023
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	290,858	336,345
Unvested restricted stock units	285,747	296,195
Warrants issued in connection with 15th amendment to Credit Agreement	—	80,000
Total common stock equivalents	1,089,905	1,225,840

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has accrued liabilities related to such obligations in the condensed consolidated financial statements when estimable and probable, as of September 30, 2024 and December 31, 2023.

Except as set forth below, the Company and its subsidiaries are not a party to, and their properties are not the subject of, any known material pending legal proceedings.

DCA Litigation

On April 9, 2021, Daiwa Corporate Advisory LLC (“DCA”), filed a complaint in the Supreme Court of the State of New York, New York County. The complaint related to an April 11, 2018 letter agreement (the “Letter Agreement”) entered into by DCA and Legacy Katapult.

On October 7, 2024, the Company reached a settlement with DCA to resolve any and all disputes that exist between the two parties for total consideration of $3.0 million with half paid on October 11, 2024 and the remainder paid over the next two years. On October 14, 2024, the case was formally discontinued, with prejudice. The Company recognized $2.25 million in estimated loss in accrued litigation settlement liability for the payments that are due within one year from September 30, 2024 and $0.75 million in other liabilities for the installment payments that are due after September 30, 2025 in its condensed consolidated balance sheet as of September 30, 2024. The Company recognized $3.0 million in operating expenses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2024 as the lawsuit which gave rise to the DCA settlement occurred prior to September 30, 2024.

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

On May 20, 2024, the Company reached an agreement in principle to settle the New York Action and Delaware Action for total consideration of $12.0 million, comprised of: (1) a cash component of $8.5 million (the “Cash Component”); and (2) an additional component of $3.5 million comprised of the Company’s common stock (the “Settlement Shares”) and/or cash (the “Additional Component”). On July 3, 2024, the parties executed Stipulations of Settlement. In agreeing to settle, neither the Company nor any of the individual defendants made any admission of liability. On July 3, 2024, a motion for preliminary approval of the proposed settlement was filed in the New York Action and a proposed scheduling order for the proposed settlement was filed in the Delaware Action. On July 17, 2024, the Court in the Delaware Action approved the scheduling order and set a settlement hearing date of October 10, 2024. On July 24, 2024, the Court in the New York Action granted preliminary approval and a settlement hearing date has been set for December 13, 2024.

On October 10, 2024, the Delaware Court of Chancery approved the settlement of the Delaware Action, dismissing all claims asserted with prejudice..The number of Settlement Shares for the Delaware Action (the “Delaware Settlement Shares”) is 275,845 shares which was calculated by dividing $2.8 million by the volume-weighted average per share price (“VWAP”) of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the hearing held on October 10, 2024 for the final approval for the Delaware Action (the “Delaware Settlement Hearing VWAP”). 108,048 of the Delaware Settlement Shares are considered the “Delaware Excess Settlement Shares.” The Company may either deliver the Delaware Excess Settlement Shares (reduced by the New York Unused Shares (as defined below)) or pay in cash the full value of the Delaware Excess Settlement Shares (reduced by the New York Unused Shares), calculated by multiplying the number of Delaware Excess Settlement Shares (reduced by the New York Unused Shares) by the Delaware Settlement Hearing VWAP. The Delaware Excess Settlement Shares or cash are due in two equal installments to be made on April 10, 2025 and October 10, 2025.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The final approval hearing in the New York Action is scheduled for December 13, 2024. The settlement of the New York Action requires final court approval. There can be no assurance that the Court in the New York Action will grant final approval. If final court approval of the proposed settlement in the New York action is granted, the number of Settlement Shares for the New York Action (the “New York Settlement Shares”) will be calculated by dividing $0.7 million by the VWAP of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the date of the hearing on final approval for the New York Action (the “New York Settlement Hearing VWAP”); in calculating the New York Settlement Shares (1) to the extent the New York Settlement Shares are less than 43,839, the difference between the New York Settlement Shares and 43,839 shall be the “New York Unused Shares” and (2) any amount of New York Settlement Shares above 43,839 shall be considered the “New York Excess Settlement Shares.” For the settlement of the New York Action, the Company may either deliver the New York Excess Settlement Shares or pay in cash the full value of the New York Excess Settlement Shares, calculated by multiplying the number of New York Excess Settlement Shares by the New York Settlement Hearing VWAP. The New York Excess Settlement Shares or cash will be due in two equal installments six months and 12 months from the New York Settlement Hearing.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company had accrued a $12.0 million liability, including a $5.0 million litigation insurance reimbursement receivable, on its balance sheet for the year ended December 31, 2023 for the New York Action and the Delaware Action. In August 2024, the Company paid $3.5 million in cash and the insurer paid $5.0 million into an escrow account for the Cash Component of the settlements.

FlexShopper Litigation

On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a complaint against Katapult in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges patent infringement and seeks an injunction as well as damages for alleged lost profits and willfulness. The Company has not recorded any loss or gain contingencies associated with this litigation as it is not probable or reasonably estimable as of September 30, 2024. The Company intends to vigorously defend this case.
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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

RLOC and Term Loan

	September 30, 2024		December 31, 2023
	Carrying amount	Fair value	Carrying amount	Fair value
RLOC	$67,106	$69,776	$60,347	$64,631
Term Loan	28,781	33,374	25,503	33,900
	$95,887	$103,150	$85,850	$98,531
The estimated fair values of the Company’s RLOC and Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

Warrant Liability

	Warrant liability - Public (Level 1) & Private Warrants (Level 3)
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2023	$93	$—	$2	$95
Change in fair value	(22)	—	—	(22)
Balance at September 30, 2024	$71	$—	$2	$73

During the nine months ended September 30, 2024 and 2023, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.
12.SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

Shareholder Litigation

On October 10, 2024, the Delaware Court of Chancery approved the settlement of the Delaware Action, dismissing all claims asserted with prejudice and on October 24, 2024, the Company delivered 167,797 shares to the plaintiff.

DCA Litigation

On October 7, 2024, the Company reached a settlement with DCA to resolve any and all disputes that exist between them for total consideration of $3.0 million of which $1.5 million was paid on October 11, 2024 and the remainder will be paid in installments over the next two years. The Company recognized $2.25 million in estimated loss in accrued litigation settlement liability for the payments that are due within one year from September 30, 2024 and $0.75 million in other liabilities for the installment payments that are due after September 30, 2025 in its condensed consolidated balance sheet as of September 30, 2024, as the lawsuit which gave rise to the DCA settlement occurred prior to September 30, 2024.

See note 10 for further information regarding the Shareholder Litigation and DCA litigation.

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

Segment Information

We conduct our business within one business segment, which is defined as providing lease payment options to consumers to obtain durable goods from omnichannel and e-commerce partners. Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Key Performance Metrics

We regularly review several metrics, including the following U.S. GAAP and non-GAAP key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned, but are a leading indicator of potential revenue streams as a percentage of revenue is realized in the quarter in which the gross originations occur. We continue to recognize revenue in subsequent quarters until 100% of revenue is recognized (on average over 8 months). Revenue from gross originations have historically reached approximately 70-75% of total revenue within two quarters from when the originations occurred. We believe this is a useful operating metric for investors to use in assessing the volume of transactions that take place on our platform.

The following tables present gross originations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	$	%
Gross Originations	$51,210	$49,591	$1,619	3.3%

Wayfair represented 42% and 56% of gross originations during the three months ended September 30, 2024 and 2023, respectively.

Katapult Pay represented 31% and 17% of gross originations during the three months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Gross Originations	$162,151	$159,037	$3,114	2.0%

Wayfair represented 46% and 54% of gross originations during the nine months ended September 30, 2024 and 2023, respectively.

Katapult Pay represented 28% and 14% of gross originations during the nine months ended September 30, 2024 and 2023, respectively.

Total Revenue
Total revenue represents the sum of rental revenue and other revenue. We record rental revenue in accordance with ASC 842, with revenue being recorded when earned and cash is collected. Other revenue is recorded in accordance with ASC 606, with revenue being recorded as performance obligations are satisfied. The following tables presents total revenue for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Change
	2024	2023	$	%
		(As Restated)
Total revenue	$60,307	$54,811	$5,496	10.0%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
		(As Restated)
Total revenue	$184,231	$164,030	$20,201	12.3%

Gross Profit

Gross profit represents total revenue less cost of revenue, and is a measure presented in accordance with U.S. GAAP. We also use adjusted gross profit as a key performance indicator to provide an understanding of one aspect of our performance specifically attributable to total revenue and the costs associated with total revenue.

Adjusted Gross Profit

Adjusted gross profit is a non-GAAP measure utilized by management, representing gross profit less variable operating expenses, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. See “—Non-GAAP Financial Measures” section below for a reconciliation of gross profit to adjusted gross profit.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrant liability, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, loss on partial extinguishment of debt, stock-based compensation expense, and litigation settlement expenses. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net loss.

Components of Results of Operations

Revenue

Total revenue is comprised of rental revenue and other revenue. Rental revenue is recognized as earned when cash is collected from customers. Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships, and is recognized as performance obligations are satisfied.

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

Operating Expenses

Operating expenses primarily consist of servicing costs, underwriting fees, professional and consulting fees, technology and data analytics expense, compensation costs, general and administrative expense and litigation settlement expenses. Servicing costs include permanent and temporary call center support. Underwriting fees primarily consist of data costs related to inputs from customer underwriting models. Professional and consulting fees include corporate legal and accounting costs. Technology and data analytics expense includes technology costs and salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Compensation costs consist primarily of payroll and related costs and stock-based compensation. General and administrative expenses include occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. Litigation settlement expenses consists of agreed upon settlement amounts that are probable and estimable and associated legal fees.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Change	% Change
Revenue		(As Restated)
Rental revenue	$59,609	$54,042	$5,567	10.3%
Other revenue	698	769	(71)	(9.2%)
Total revenue	60,307	54,811	5,496	10.0%
Cost of revenue	48,358	43,342	5,016	11.6%
Gross profit	11,949	11,469	480	4.2%
Operating expenses	16,396	11,909	4,487	37.7%
Loss from operations	(4,447)	(440)	(4,007)	910.7%
Interest expense and other fees	(4,801)	(4,264)	(537)	12.6%
Interest income	332	287	45	15.7%
Change in fair value of warrant liability	75	382	(307)	(80.4%)
Loss before income taxes	(8,841)	(4,035)	(4,806)	119.1%
Provision for income taxes	(47)	(19)	(28)	147.4%
Net loss	$(8,888)	$(4,054)	$(4,834)	119.2%

Weighted average common shares outstanding - basic and diluted	4,341	4,130	211	5.1%

Net loss per common share - basic and diluted	$(2.05)	$(0.98)	$(1.07)	109.2%

Revenue

The increase in total revenue of $5.5 million, or 10.0%, during the three months ended September 30, 2024 as compared to the same period in 2023 was primarily a result of gross origination growth becoming more efficient and strong collection efforts. We saw gross origination growth in 2024 primarily as a result of our mobile app featuring Katapult Pay, which we launched in the third quarter of 2022 and growth from our direct and waterfall merchants. Write-offs as a percentage of total revenue was flat at 9.5% (as restated in 2023) period-over-period and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

Cost of Revenue

The increase in cost of revenue of $5.0 million, or 11.6%, during the three months ended September 30, 2024 as compared to the same period in 2023 was a result of higher gross origination growth and the historical collection results of our lease portfolio period-over-period, which impacts the associated depreciation expense, buyout reserves, and impairment charges related to property held for lease. Gross profit as a percentage of total revenue decreased to 19.8% for the three months ended September 30, 2024 compared to 20.9% (as restated) for the same period in 2023.

Operating Expenses

The increase in total operating expenses of $4.5 million, or 37.7%, during the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to an increase in litigation settlement expenses of $3.4 million and an increase in compensation related costs.

Interest Expense and Other Fees.

The increase in interest expense and other fees during the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to an increase in the average outstanding principal under the RLOC period over period.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Change	% Change
		(As Restated)
Revenue
Rental revenue	$181,947	$161,612	$20,335	12.6%
Other revenue	2,284	2,418	(134)	(5.5%)
Total revenue	184,231	164,030	20,201	12.3%
Cost of revenue	145,866	131,224	14,642	11.2%
Gross profit	38,365	32,806	5,559	16.9%
Operating expenses	41,633	40,953	680	1.7%
Loss from operations	(3,268)	(8,147)	4,879	(59.9%)
Loss on partial extinguishment of debt	—	(2,391)	2,391	(100.0%)
Interest expense and other fees	(14,002)	(13,551)	(451)	3.3%
Interest income	1,015	1,334	(319)	(23.9%)
Change in fair value of warrant liability	22	771	(749)	(97.1%)
Loss before income taxes	(16,233)	(21,984)	5,751	(26.2%)
Provision for income taxes	(113)	(53)	(60)	113.2%
Net loss	$(16,346)	$(22,037)	$5,691	(25.8%)

Weighted average common shares outstanding - basic and diluted	4,289	4,059	230	5.7%

Net loss per common share - basic and diluted	$(3.81)	$(5.43)	$1.62	(29.8%)

Revenue

The increase in total revenue of $20.2 million, or 12.3%, during the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily a result of gross origination growth becoming more efficient and strong collection efforts. We saw gross origination growth in 2024 primarily as a result of our mobile app featuring Katapult Pay, which we launched in the third quarter of 2022 and growth from our direct merchants. Write-offs as a percentage of total revenue was 9.1% and 9.3% (as restated) during the nine months ended September 30, 2024 as compared to the same period in 2023 and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

Cost of Revenue

The increase in cost of revenue of $14.6 million, or 11.2%, during the nine months ended September 30, 2024 as compared to the same period in 2023 was a result of higher gross origination growth and historical collection results of our lease portfolio period-over-period, which impacts the associated depreciation expense, buyout reserves, and impairment charges related to property held for lease. Gross profit as a percentage of total revenue increased to 20.8% for the nine months ended September 30, 2024 compared to 20.0% (as restated) for the same period in 2023.

Operating Expenses

The increase in total operating expenses of $0.7 million, or 1.7% during the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to $3.4 million in litigation settlement costs incurred during the nine months ended September 30, 2024 as compared to none in the same period in 2023, partially offset by lower compensation costs.

Loss on partial extinguishment of debt. During the nine months ended September 30, 2023, we recorded a $2.4 million loss on partial extinguishment of debt, primarily as a result of our debt refinancing in March 2023.

Interest Expense and Other Fees. The increase in interest expense and other fees during the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to an increase in the average outstanding principal amount under the RLOC period over period, and an increase in the interest rate on the RLOC for the nine months ended September 30, 2024 compared to the same period in 2023.

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

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. The reconciliations of gross profit to adjusted gross profit for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Total revenue	$60,307	$54,811	$184,231	$164,030
Cost of revenue	48,358	43,342	145,866	131,224
Gross profit	11,949	11,469	38,365	32,806
Less:
Servicing costs	1,160	1,100	3,433	3,193
Underwriting fees	490	422	1,490	1,370
Adjusted gross profit	$10,299	$9,947	$33,442	$28,243

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrants and loss on issuance of shares, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, provision for impairment of leased assets, loss on partial extinguishment of debt, stock-based compensation expense, and litigation settlement expenses. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance.

The reconciliations of net loss to adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(8,888)	$(4,054)	$(16,346)	$(22,037)
Add back:
Interest expense and other fees	4,801	4,264	14,002	13,551
Interest income	(332)	(287)	(1,015)	(1,334)
Change in fair value of warrants and loss on issuance of shares	(20)	(382)	33	(771)
Provision for income taxes	47	19	113	53
Depreciation and amortization on property and equipment and capitalized software	403	247	932	679
Provision for impairment of leased assets	(295)	(324)	307	219
Loss on partial extinguishment of debt	—	—	—	2,391
Stock-based compensation expense	1,485	1,375	4,428	5,678
Litigation settlement expenses	3,352	—	3,385	—
Adjusted EBITDA	$553	$858	$5,839	$(1,571)

Adjusted Net Loss

Adjusted net loss is a non-GAAP financial measure that is defined as net loss before change in fair value of warrants and loss on issuance of shares, stock-based compensation expense, and litigation settlement expenses. The reconciliations of net loss to adjusted net loss for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(8,888)	$(4,054)	$(16,346)	$(22,037)
Add back:
Change in fair value of warrants and loss on issuance of shares	(20)	(382)	33	(771)
Stock-based compensation expense	1,485	1,375	4,428	5,678
Litigation settlement expenses	3,352	—	3,385	—
Adjusted net loss	$(4,071)	$(3,061)	$(8,500)	$(17,130)

Fixed Cash Operating Expenses

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less depreciation and amortization on property and equipment and capitalized software, stock-based compensation expense, litigation settlement expenses and variable lease costs such as servicing costs and underwriting fees. We believe fixed cash operating expenses illustrates our controllable ongoing expenses.

The reconciliations of operating expenses to fixed cash operating expenses for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Operating expenses	$16,396	$11,909	$41,633	$40,953
Less:
Depreciation and amortization on property and equipment and capitalized software	403	247	932	679
Stock-based compensation expense	1,485	1,375	4,428	5,678
Servicing costs	1,160	1,100	3,433	3,193
Underwriting fees	490	422	1,490	1,370
Litigation settlement expenses	3,352	—	3,385	—
Fixed cash operating expenses	$9,506	$8,765	$27,965	$30,033

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Our principal sources of liquidity are our cash and cash equivalents generated from leases and borrowings from our RLOC. Our principal liquidity needs for the next 12 months and beyond are to fund normal recurring operational expenses, including purchases of assets held for lease, debt and litigation settlement obligations. As of September 30, 2024 cash and cash equivalents totaled $25.9 million, restricted cash totaled $4.4 million, and we had unused capacity on our RLOC of $7.7 million.

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

The Company’s financing is generally comprised of cash from leases and borrowings from the RLOC, which is fully collateralized by our assets. As of November 1, 2024, we had a combined principal balance outstanding of approximately $98.6 million related to the RLOC and term loan, both of which mature within twelve months of the date that these financial statements are issued. Both loans were previously refinanced on March 6, 2023 to extend the maturity date from December 4, 2023 to June 4, 2025.

We project we will not have sufficient cash available to pay off the loans upon maturity and are currently seeking to refinance the loans prior to maturity in June 2025. The accompanying financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Under our debt agreements, we are subject to certain covenants. We were in compliance with all covenants in the RLOC and Term Loan as of September 30, 2024.

The following table presents cash used in operating, investing, and financing activities during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$28,811	$69,841
Net cash provided by (used in):
Operating activities	(4,070)	(7,720)
Investing activities	(656)	(763)
Financing activities	6,208	(22,490)
Cash, cash equivalents and restricted cash at end of period	$30,293	$38,868

The decrease in cash used in operating activities of $3.7 million for the 2024 period compared to the 2023 period is primarily the result of a decrease in net loss, inclusive of higher non-cash expenses of $10.4 million for depreciation and amortization on property held for sale, $2.1 million related to the net book value of property held for lease buyouts, partially offset by $7.4 million of additions to property held for lease.

The decrease in cash used in investing activities of $0.1 million for the 2024 period compared to the 2023 period is primarily due to a decrease in capitalized software additions.

The change in cash provided by financing activities of $28.7 million in the 2024 period compared to the 2023 period is primarily due to the $25.0 million repayment on the Term Loan in the 2023 period and an increase in net proceeds from the RLOC of $3.7 million.

Financing Arrangements

Senior Secured Term Loan and RLOC

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a Credit Agreement with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a RLOC. The RLOC had a commitment of $125 million that the lenders had the right to increase to $250 million. Total outstanding principal under the RLOC was $67.3 million and $60.7 million at September 30, 2024 and December 31, 2023, respectively. In December 2023, our third-party loan processor experienced a timing error in their validation processes. We alerted them to the error, temporarily covering the approved leases with $9.6 million of our cash and the issue was resolved in January 2024. Excluding this payment delay, as of December 31, 2023, our outstanding debt under the RLOC would have been $70.4 million, as the RLOC has a 90% advance rate on eligible accounts receivable.

In addition, in connection with a prior amendment to the Credit Agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (the “Term Loan”) commitment of up to $50 million. We drew down the full $50 million of the Term Loan on December 4, 2020. The Term Loan bore interest at LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as PIK interest. Total outstanding principal and PIK interest under the Term Loan was $31.4 million at September 30, 2024.

The Credit Agreement contains certain financial covenants including minimum Adjusted EBITDA levels, minimum tangible net worth, minimum liquidity and compliance with a total advance rate, which were amended in connection with the most recent amendment in March 2023.

On March 6, 2023, we entered into the 15th amendment to the Credit Agreement. As part of the amendment, the maturity date of the RLOC and Term Loan was extended from December 4, 2023 to June 4, 2025 and the commitments under the RLOC were reduced to $75 million from $125 million. The spread on the RLOC was increased to 8.5% from 7.5% while the spread on the Term Loan remained at 8%. Additionally, effective April 1, 2023, the benchmark rate for RLOC and Term Loan was changed from LIBOR to SOFR, subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10%. Additionally, the interest rate for PIK interest on the Term Loan is (A) if Liquidity (as defined in the Credit Agreement) is greater than $25 million, 4.5% and (B) if Liquidity is less than $25 million, to 6%.

As noted above, the RLOC and Term Loan current maturity date are June 4, 2025. Due to the maturity date being less than one year from the balance sheet date of September 30, 2024, we have reclassified our debt to a current liability in our condensed consolidated balance sheet. We are currently seeking to refinance the loans prior to maturity in June 2025.

In connection with the 15th Amendment, we repaid $25 million of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested.

On April 24, 2024, we entered into the 16th Amendment in which the Lender granted us a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of our financial statements for all reporting periods prior to the date of the amendment. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth. As a result, we were in compliance with all of our covenants as of September 30, 2024 and December 31, 2023.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2024 were as follows:

(in thousands)	Payments Due by Period
	Total	2024-2025	2026-2027	Thereafter
RLOC (1)	$76,034	$76,034	$—	$—
Term Loan (2)	34,145	34,145	—	—
Operating lease commitments	1,019	384	219	416
Total	$111,198	$110,563	$219	$416
(1) Future cash obligations include scheduled interest payments due based on the interest rate of approximately 13.8% as of September 30, 2024.
(2) Future cash obligations include scheduled interest payments due based on the interest rate of 17.8%, including 4.5% PIK interest, as of September 30, 2024.

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

There have been no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the SEC on April 24, 2024, except we no longer consider stock-based compensation a critical accounting policy.

Recently Issued and Adopted Accounting Pronouncements

See Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.

Emerging Growth Company

As of September 30, 2024, we are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.24 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1 billion in non-convertible debt securities during the previous three years.

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

Effective April 1, 2023, both the RLOC and the Term Loan replaced LIBOR with SOFR, subject to a 3% floor plus a 0.10% credit adjustment spread. In connection with the 15th amendment to the Credit Agreement, the spread on the RLOC was increased from 7.5% to 8.5% per annum. As of September 30, 2024, the interest rate on our RLOC was 13.8%.

Our Term Loan is a variable rate loan that accrues interest at a variable rate of interest based on SOFR, subject to a 3% floor, plus 8% per annum. The spread was unchanged in connection with the 15th amendment to the Credit Agreement. As of September 30, 2024, the interest rate on our Term Loan was 17.8%, which includes 4.5% PIK interest.

The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of September 30, 2024 and December 31, 2023. A 100 basis point change in interest rates would cause our RLOC and Term Loan annual interest expense to change by approximately $0.7 million and $0.3 million, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of

September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2024, due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

Control deficiencies were initially identified in 2020 and in the aggregate constituted material weaknesses. In connection with the audit of our financial statements as of December 31, 2023 and for the years ended December 31, 2022 and 2021, our independent registered public accounting firms noted deficiencies in the design and implementation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on COSO Internal Control — Integrated Framework (2013).

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Unexpected changes to consumer behavior could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.
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
•The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies, including artificial intelligence and machine learning.

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

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 42% and 56% of our gross originations (which we define as the retail price of the merchandise associated with lease purchase agreements entered into through the Katapult platform and do not represent revenue earned) during the three months ended September 30, 2024 and 2023, respectively and 46% and 54% of our gross originations during the nine months ended September 30, 2024 and 2023, respectively. Our top ten merchants in the aggregate represented approximately 80% and

85% of our gross originations during the three months ended September 30, 2024 and 2023, respectively and 82% and 81% of our gross originations during the nine months ended September 30, 2024 and 2023, respectively. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchants shift to in-house solutions (including providing a service competitive to us) or competitor providers.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or our other key merchants. These risks can include risks related to the macroeconomic environment, consumer spending changes, inflation, prevailing interest rates, consumer debt and availability of credit, pandemics (such as COVID-19), consumer confidence in future economic conditions, political conditions, and consumer perceptions of personal well-being and security and willingness and ability of consumers to pay for the goods they lease through us when due. For example, supply chain issues have in the past and may in the future negatively impact the sales of many of our merchants which in turn has contributed, and could in the future contribute, to a decline in our gross origination volume during the applicable periods. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, our results of operations, financial condition and prospects will be negatively impacted.

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

Unexpected changes to consumer behavior could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in consumer behavior caused by general economic conditions and other factors, including continued elevated inflation, continued supply chain disruptions, banking crises, the U.S. economy experiencing a potential prolonged recession and potential widespread job losses may mean that our decisioning tools may not function as intended. As a result, we may approve relatively more customers that are not able to perform, which would lead to increased incidence and costs related to impairment of property held for lease. When there are unexpected changes to consumer behavior, our decisioning process typically requires more frequent adjustments and the application of management analysis of the interpretation and adjustment of the results produced by our decisioning tools. If there is a challenging macro environment, we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to consumer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

Our success depends on the effective implementation and continued execution of our strategies.

We are focused on our mission to provide innovative lease financing solutions to non-prime customers and to enable everyday transactions at the merchant point of sale.

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, we launched our mobile app and Katapult Pay in the third quarter of 2022. For the three and nine months ended September 30, 2024, our mobile app and Katapult Pay accounted for 31% and 28% of our gross originations, respectively. However, these product enhancements may not continue to generate the additional consumer and merchant engagement with our offerings that we expect. If these or other strategic initiatives are not successful longer-term, our competitiveness as well as our business and financial results may be materially and adversely affected. Our inability to address these concerns or otherwise to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.

If we fail to maintain customer satisfaction and trust in our brand, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

We provide a lease-to-own financing option for qualified customers seeking to obtain durable goods from omnichannel and e-commerce merchants. If customers do not trust our brand or do not have a positive experience, they will not use our services. Consequently, our ability to attract new customers and merchants is highly dependent on our reputation and on positive recommendations from our existing customers and merchants. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive customer referrals that we receive and the number of new and repeat customers. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

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

Our market opportunity estimates, including the size of the virtual lease-to-own market, and expectations about market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including our expectation with respect to the retail environment for home furnishings. Even if the markets in which we compete meet our size estimates and growth expectations, our business could fail to grow for a variety of reasons, which could adversely affect our results of operations.

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

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies, including artificial intelligence and machine learning.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we build our own technology using the latest in artificial intelligence and machine learning ("AI/ML"), cloud-based technologies, and other tools to differentiate our products and technologies. See “—We utilize AI/ML, which could expose us to liability or adversely affect our business” in “Risks Related to Our Technology and Our Platform” for more information. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. In addition, the product and technological enhancements that we introduce may not function as we intend, or may not generate the benefits that we expect. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our customers and merchants, which could harm our ability to attract customers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to customers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and customer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and prospects could be materially and adversely affected.

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

We have incurred substantial indebtedness. As of September 30, 2024, the total aggregate indebtedness under the senior secured Term Loan and RLOC, of Katapult SPV-1 LLC (the “Borrower”) was approximately $98.7 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). On March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we refinanced our indebtedness with the Lender and repaid $25.0 million of principal on our outstanding term loan. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Credit Agreement and to make payments on our indebtedness as they become due.

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

The Credit Agreement governing the Term Loan and Credit Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

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

In connection with the 15th amendment of our Credit Agreement, we repaid $25.0 million of principal on our outstanding Term Loan. As of September 30, 2024, we had $67.3 million of principal outstanding under the RLOC. In addition, we had borrowings under our Term Loan of $31.4 million (including capitalized PIK interest) as of September 30, 2024.

If any specified Change of Control occurs and the Lender accelerates these obligations, we may not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement.

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We incurred a net loss of $8.9 million and $16.3 million during the three and nine months ended September 30, 2024, respectively. In addition, we generated a net loss of $4.1 million and $22.0 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, our accumulated deficit was approximately $138.9 million. While our operating expenses decreased for the year ended December 2023 compared to the prior year, we may need to increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

We use AI/ML in many aspects of our business. In particular, we use AI/ML to create models which provide data to assist in key aspects of our business, including fraud analysis, credit risk analysis, and product personalization. There are significant risks involved in utilizing AI/ML and no assurance can be provided that our use of such AI/ML will enhance our products or services or produce the intended results. The AI/ML models that we use are trained using various data sets. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws and regulations, third-party intellectual property, privacy, or other rights, or contracts to which we are a party. AI/ML can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI/ML, could impair the acceptance of AI/ML solutions, including those incorporated in our products and services. If the AI/ML tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, regulations and rules including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”), which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if passed.

Data privacy and security are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and security. For example, the California Consumer Privacy Act (“CCPA”) broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for certain data breaches. The CCPA is indicative of a trend towards greater state-level regulation of data privacy and security in the U.S. A number of other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to customers whose personal data has been disclosed as a result of a data breach. For additional information on data privacy and security laws, regulations and rules we are, or may in the future become, subject to, see the section titled “Business—Government Regulation.”

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

In addition, we are and may in the future be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property. For example, on September 30, 2024, FlexShopper filed a complaint against us in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges infringement of certain patents referenced in the complaint, and seeks, among other relief, injunctive relief and monetary damages (including attorneys’ fees) and we cannot be certain of the ultimate outcome of these legal proceedings. If FlexShopper prevails in this ongoing litigation, we could be enjoined or be ordered to pay significant damages, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in the FlexShopper litigation or other such litigation, this type of litigation is time-consuming and costly to defend, resulting in the diversion of significant operational resources and changes to our business model. Our involvement in intellectual property disputes and any failure to adequately protect our intellectual property rights may cause our business, operating results and financial condition to suffer. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

These control deficiencies relate to (1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, and (2) a lack of controls in place to review journal entries and account reconciliations, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted. These material weaknesses were not remediated as of September 30, 2024 and have not been remediated as of the filing of this Quarterly Report on Form 10-Q.

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

To comply with Section 404, we are investing in compliance-related resources. If we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our common stock.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. See “Commitments and Contingencies” in Note 10 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business, including resulting in additional dilution if we are obligated to issue shares to settle all or a portion of such legal proceedings.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under our 2021 equity incentive plan was 235,287. On June 6, 2023, the 2021 equity incentive plan was amended to increase the authorized shares of common stock reserved for issuance by 160,000. As of September 30, 2024, there were 113,263 shares of common stock available for future issuance under the 2021 equity incentive plan.

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

As of September 30, 2024, we had outstanding warrants to purchase an aggregate of 673,300 shares of our common stock. The warrant agreement, dated as of October 31, 2019, between the Company and FinServ Acquisition Corp. entitles each warrant holder thereof to purchase one (1) share of our common stock at a price of $287.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which vested on March 6, 2024. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of our directors or executive officers informed us of the adoption, modification or termination of a "Rule 10b5-1 Trading Plan" or "non-Rule 10b5-1 Trading Plan," as those terms are defined in Regulation S-K, Item 408.

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

Date:	November 6, 2024	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)