Form 10-K
period 2024-12-31
Katapult Holdings, Inc.
filed 2025-03-28
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
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

Based on the closing sale price of $16.81 for our common stock on The Nasdaq Capital Market on June 30, 2024, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $43.7 million. This calculation excludes shares of the registrant's common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the registrant's common stock outstanding as of March 24, 2025 was 4,461,243

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2024 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
KATAPULT HOLDINGS, INC.

2024 FORM 10-K ANNUAL REPORT

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, (“Annual Report” or “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our ability to refinance our indebtedness and continue as a going concern;
•executing on our business strategy, including expanding information and technology capabilities;
•our market opportunity, our ability to acquire and retain new and existing merchants and customers;
•customer adoption and continued growth of our mobile app featuring Katapult Pay;
•the timing and impact of our growth initiatives on our future financial performance and the impact of our business growth strategy;
•anticipating the occurrence and timing of prime lending tightening and impact on our results of operations;
•general economic conditions in the markets where we operate, the cyclical nature of consumer spending, and seasonal sales and spending patterns of consumers;
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
•the impact of unstable market and economic conditions such as impact of tariffs, rising inflation and interest rates;
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
•anticipating rapid technological changes, including artificial intelligence and other new technologies;
•staying abreast of modified or new laws and regulations and complying with laws and regulations applicable to our business, including laws and regulations related to rental purchase transactions, U.S. federal income tax, and data privacy;
•responding to uncertainties associated with product and service developments and market acceptance;
•identifying material weaknesses in our internal controls over financial reporting which, if not remediated, could affect the reliability of our financial statements;
•costs and effects of legal and administrative proceedings, settlements, investigations, and claims;
•litigation, regulatory matters, complaints, adverse publicity and/or misconduct by employees, vendors and/or service providers; and
•our ability to meet the minimum requirements for continued listing on the Nasdaq Global Market ("Nasdaq").

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

Basis of Presentation

Katapult Holdings, Inc., formerly known as FinServ Acquisition Corp. (“FinServ”), was incorporated in the state of Delaware in August 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 9, 2021, FinServ merged with Katapult Holdings, Inc. ("Legacy Katapult"). The merger and related transactions were completed and in connection with the closing of the merger, FinServ changed its name to Katapult Holdings, Inc.

Our wholly owned subsidiaries are Katapult Intermediate Holdings LLC, (formerly known as Keys Merger Sub 2, LLC) a Delaware limited liability company formed in December 2020, Katapult Group, Inc. (formerly known as Cognical, Inc.), a Delaware corporation incorporated in March 2012, Katapult SPV-1 LLC, a Delaware limited liability company formed in March 2019, and Katapult SPV-2 LLC, a Delaware limited liability company formed in January 2025. Legacy Katapult was incorporated in the state of Delaware in 2016.

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

Part I
Item 1. Business

Company Overview

We are a technology driven lease-to-own ("LTO") platform that integrates with omnichannel retailers and
e-commerce platforms to power the purchasing of everyday durable goods by underserved U.S. nonprime customers. We were founded and incorporated in Delaware in 2012. We primarily operate within the virtual LTO market, which is estimated to have a total addressable market opportunity of $50 - $60 billion. We operate exclusively in the U.S. and our platform is available for use by consumers in 46 states and the District of Columbia. Based on our 2024 gross originations, we believe that we currently capture less than 1% market share.

A lease-to-own transaction is a flexible alternative for consumers to obtain and enjoy merchandise with no long-term obligation. Goods are leased in exchange for a weekly, bi-weekly, semi-monthly or monthly payment, and customers have the option to purchase or return the items at any point during the duration of the lease-purchase agreement. These goods are available immediately to our customers upon the consummation of their lease-purchase agreement with Katapult. Our LTO platform offers consumers, particularly those with nonprime credit, an alternative path to ownership compared with traditional financing, which may not be accessible to them due to credit or other financial constraints. Many durable goods are eligible for lease-to-own, including home furnishings, automotive goods, computers, electronics, and appliances, among others.

We are mission-driven and focused on providing underserved, nonprime consumers, with a simple, quick, transparent and fair pathway to acquiring the durable goods they need, when they need them. We believe that seeing the good in people is good for business, humanizing the way underserved, non-prime customers are able to acquire the durable goods they need with payment solutions based on fairness and dignity. By valuing the potential in individual consumers and treating them with the dignity they deserve, we believe we are creating a more inclusive economy that can better meet the needs of nonprime consumers.

For customers, our process is built to be simple, fast, and transparent. Our platform is based on a quick three-step application and a fully automated approval process that generates a decision in five seconds or less. Our terms are flexible and transparent and we never charge our customers late fees. Katapult’s lease-to-own platform is differentiated from traditional installment loans, credit cards, and buy now, pay later options and we believe it can meet the needs of nonprime consumers in a way that traditional options cannot. Customers benefit from no long-term obligations, the flexibility to terminate their lease at any time without penalty, and they are only responsible for any outstanding balance up to the return date. Payment plans are convenient and tailored to suit individual needs. Our flexible terms include renewal periods of varying durations, including 12- and 18-months, and we also offer special pricing for early lease-purchase options (buyouts) within 90 days. In addition, based on our commitment to fairness and our customer-centric approach, Katapult does not increase the cash price of leased items and does not charge late or non-sufficient funds fees ("NSF fees"). We believe these principles distinguish our offering from many of our competitors. We believe we provide an affordable path to leasing or purchasing the durable goods that non-prime customers need at a total cost of ownership that is lower than many competing lease-to-own products or other financing options that are available to them.

For merchants, our LTO solution provides access to a new customer base that historically has not qualified for traditional prime financing. By helping merchants reach this customer segment, we believe we deliver incremental sales to merchants and lower their customer acquisition costs. Ultimately, we believe merchants that work with us and reach this underserved customer segment see higher retail conversion and greater marketing spend efficiency.

Currently, we offer four channels by which consumers can access our platform, and these products are our primary customer acquisition channels. These options are: direct integration, waterfall integration, mobile app and text-to-checkout. Some merchants can be accessed through more than one of our four acquisition channels. A direct integration is when we integrate with a merchant's digital point of sale ("POS") system to facilitate online transactions via Application Programming Interfaces or through third-party plug-ins such as Shopify, Magento and

BigCommerce, among others. This option allows consumers to select a Katapult lease transaction as their method of payment at checkout. Our waterfall integration product allows us to partner with waterfall financing platforms. In a waterfall transaction, the potential customer completes a credit application, which then flows from the prime lender to other financing and lease-purchase options automatically. If our lease offer is the best match for the potential customer credit profile it will be presented to the consumer at the point of sale. If the consumer decides to accept our offer, they can utilize a Katapult lease to pay for their durable goods purchase at checkout. Both our direct and waterfall options involve some integration support from direct merchant partners.We refer to merchants with whom we have a contractual arrangement to provide either a direct integration or a waterfall integration as “direct merchants”.

In late 2022, we launched the Katapult mobile app, which includes a feature called Katapult PayTR ("KPay") that allows consumers to leverage our virtual credit card technology to shop with a variety of durable goods merchants featured in our app marketplace. This option does not require integration support from merchants and the consumer interaction begins and ends in the Katapult app. With the launch of this feature, customers can start and complete lease originations within our ecosystem. This functionality has allowed Katapult to create its app marketplace, where customers can go to shop with more than 250 merchants that have either a direct or waterfall integration with Katapult or that are available for checkout via KPay. We refer to merchants that are available for checkout via KPay as “KPay enabled merchants”.

Finally, we also offer an in-store POS integration option called text-to-checkout, which simplifies the in-store leasing experience for consumers while allowing Katapult to retain control of the customer journey and ensure adherence to regulatory requirements.

(1)The total cost a customer may pay in connection with our lease-purchase transaction depends on certain factors, including, but not limited to: (1) total cost limitations, which vary across states and generally range between 2.0 and 2.75 times, depending on the duration of the renewal periods, the cash price, referred to as the Lease Multiple, (2) the maximum length of the renewal periods (typically 12-18 months), (3) whether the early purchase option is exercised, and (4) whether the customer exercises their right to terminate the lease, without penalty if current, thereby ending additional renewal payment obligations. In general, during the first ninety (90) days, our customers have the ability to purchase the good for the cash price of the item plus 5% and any applicable fees (including initial fees, where applicable) and taxes. After ninety (90) days, but prior to reaching the maximum renewal term, the customer may exercise the purchase option at a discount on the remaining lease renewal payments (typically 55–65% of the remaining renewal payments).

(2)Customers may renew through the maximum term at which point they will have paid approximately two times the cash price to own the item. Customers have the option to terminate the lease at any time with no penalty or further obligation (other than the lease cost already incurred). Upon termination, the customer must return the durable good that had been leased, which can be returned to us or the merchant if within the merchant's return period. Lease-purchase transactions, unlike credit or a loan, are not subject to variable interest rates and do not include finance charges.

Our Strategy

Our strategy supports our mission to enable consumers to get the durable goods they need when they need them and connect retailers with a growing base of engaged and loyal consumers. To achieve this, we are focused on the following initiatives:

•Merchant Engagement: Within this initiative, we are focused on building new, and retaining existing, relationships with merchants and waterfall finance companies by continuing to enhance our innovative integrated products. We believe we have significant opportunity to grow gross origination volumes by increasing our transaction volume with merchants we currently work with and others that have yet to adopt our solution.

•Consumer Engagement: We are focused on using our app marketplace and disciplined marketing strategies to increase engagement with existing and potential customers, and grow our conversion and repeat purchase rates. Our app marketplace allows consumers to originate leases with merchants through direct or waterfall integrations on merchant websites or within the Katapult marketplace using KPay. Since we launched the app in late 2022, transactions that were completed using KPay have grown to represent 32% of our total gross originations for the year ended December 31, 2024. Approximately 54% of our 2024 gross originations started with an interaction in our mobile app, whereby the customer checked out either through Kpay or a waterfall transaction. We intend to continue to thoughtfully expand the breadth of merchants available in our marketplace as we continue to transform our Katapult app marketplace into a shopping destination. We believe this will allow us to grow gross originations even if merchants are not able to immediately integrate our LTO solution into their payment flows.

•Partnerships: We intend to enter new partnerships that deliver new customers, increase brand awareness and customer loyalty and enhance our product offering while requiring minimal technical investment. We believe we can leverage our technology to help partners monetize their customer bases and help Katapult grow gross originations and revenue.

•Unlock the power of our financial model: We are focused on maintaining fiscal discipline that enables us to invest in our growth opportunities while generating profitable growth. We do not incur costs associated with buying, storing and shipping inventory, which eliminates inventory risk. Over time as transaction volume grows, we are positioned to achieve operating leverage because our model is primarily driven by a technology platform that does not require significant increases in operating overhead to support sales growth. As we achieve revenue growth, we believe we can maintain and create operational efficiencies that will allow us to expand our operating margins, enhance profitability and grow cash and cash equivalents.

Operating Segments
We have one operating segment under which we report our total financial and operating performance.

Operations
We believe our LTO offerings are distinguished by the following core capabilities:

•Advanced underwriting. Katapult’s proprietary technology enables frictionless underwriting with minimal customer inputs (seven required fields) and real-time decision-making (five seconds or less). There are no credit checks or requirements for bank account or payroll data.

Our proprietary, end-to-end technology platform has been designed and built to handle high volumes of data from e-commerce transactions. The system is non-FICO based, relying on internally developed scoring and analytics to identify appropriate customers for our LTO offering. Our behavioral learning-based risk models are designed to effectively price risk and provide customized recommendations. The platform considers data beyond traditional credit scores, such as lease history, behavioral biometrics and mobile device information to predict repayment ability, and leverages this with real-time response data

•Market-leading customer experience and service. Our customer experience is grounded in transparency, respect and fairness. We have built a large and growing customer base of engaged and loyal customers who value the LTO product we offer and the way we treat our customers. We believe our customer-centric model fosters trust and customer retention. We offer hardship programs, flexible repayment options and fair terms to meet the needs of customers throughout the US. Our net promoter score ("NPS") and our repeat purchase rate, defined as the percentage of in-quarter originations from existing customers were 58 and 61.5% respectively, as of December 31, 2024. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors.

•Proprietary technology that powers our scalable platform. Technology is at the core of everything we do - from simplifying the customer experience, to driving repeat transactions, to launching innovative new products that benefit our merchants and customers, to managing risk. We are an e-commerce solution for customers and we believe we are the only non-prime customer lease-purchase platform focused on e-commerce. We offer a fully-digital, seamless and differentiated platform driven by proprietary technology and risk models that have been developed over several years. We utilize modern, cutting-edge technology including sophisticated behavioral machine learning models and cloud-based computing designed to offer a seamless digital customer experience on the front end as well as continually evolving real-time decision engine on the back end.

Our proprietary technology drives the Katapult app and Katapult Pay by giving us the unique ability to quickly and reliably differentiate between leasable and non-leasable items in a customer's cart without a direct or waterfall integration with a merchant.

Our technology also creates many benefits for our merchant-partners. The process to integrate our direct and waterfall options is quick and easy and can be completed within as few as two days. In addition, we provide merchants with insightful analytics that help them understand payment activities and performance associated with non-prime applications. The platform also offers other key insights into customers’ shopping habits to help merchants optimize customer conversion and customer acquisition costs.

Our technology platform supports our advanced underwriting as well as our integration capabilities, decisioning, payment collection and other Katapult systems that allow us to achieve operational efficiencies and that we believe will drive economies of scale as we continue to grow.

•Marketing focused on enhancing the lifetime value of our customer base. As we continue to focus on growing our customer base, we have begun to strategically invest in marketing campaigns and initiatives. Currently, we promote our product primarily through digital marketing channels. Our efforts are focused on driving more traffic to the Katapult app, which we believe we can convert to new lease transactions. Our campaign content focuses on the strength of our product offering, including its ease-of-use, convenience and transparency, as well as our competitive pricing and access to a variety of durable goods sold by leading retailers. We believe there is a large untapped consumer base that could benefit from our LTO offering but are unfamiliar with our brand. Based on this we expect to continue scaling our marketing strategy while monitoring the return-on-investment (ROI) of our spending. We will do this by testing and learning from marketing campaigns before scaling our investment.

Our largest merchant partner is Wayfair, Inc. ("Wayfair"). We have an agreement with Wayfair Inc., dated November 24, 2020, (the "Wayfair Agreement") whereby we provide Wayfair customers with lease-purchase options for certain Wayfair products directly on Wayfair’s customer website. Wayfair(1) represented 36% and 49% of our gross originations for the years ended December 31, 2024 and 2023, respectively through the Wayfair Agreement. The Wayfair Agreement continues for successive two-year terms and may be terminated by either party at any time and for any reason provided that the terminating party provides written notice sixty days prior to the date of termination. The Wayfair Agreement does not prohibit Wayfair from offering lease-to-own options from our competitors. The Wayfair Agreement allows us to benefit from Wayfair’s broad range of product offerings and market ourselves to a larger audience of customers who may seek alternative payment options.

As of December 31, 2024, we have integrated our leasing solution with more than 250 merchants and we offer customers the ability to shop with more than 30 merchants through our Katapult marketplace powered by Katapult Pay. Our top ten merchants in the aggregate represented approximately 78% and 81% of our total gross originations for the years ended December 31, 2024 and 2023, respectively.

(1) Wayfair gross originations exclude transactions through Katapult Pay and only include transactions directly through Wayfair's waterfall platform.

Industry Overview and Competition

According to a 2024 report from the Financial Health Network ("FHN") approximately 70% of Americans consider themselves to be either financially vulnerable or financially coping. These measurements are based on responses to eight financial health survey questions. A numerical value is assigned to each of the possible responses of the eight financial health survey questions. The responses to these questions are used to calculate a FinHealth Score, which ranges from 0 to 100. Those with scores between 0 and 39 are considered “Financially Vulnerable,” consumers and those with scores ranging between 40 and 79 are defined as “Financially Coping.”

In this same FHN report, 53% report that their spending is higher than their income and only 44% report having enough savings to cover 3 or more months of living expenses. In addition, only 29% report having a prime credit score. The lease-to-own industry provides this large base of underserved consumers with an opportunity to economically acquire durable goods that they may not have otherwise had the resources to obtain.

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

As of December 31, 2024, we had 94 employees located in the United States. We also engage consultants and contractors to supplement our permanent workforce. We have never experienced any work stoppages and maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

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

Also, state and federal regulatory authorities, including state attorneys general offices, state agencies such as the California Department of Financial Protection and Innovation, and the FTC, are increasingly focused on the consumer financial marketplace and personal property leasing, generally. At any time, these agencies could initiate new investigations or otherwise take action that could result in significant adverse changes in the regulatory landscape for the lease-purchase industry in which we operate. We cannot predict whether any state attorneys general, state consumer protection agency, or federal regulatory agency will direct investigations or regulatory initiatives towards us or our industry in the future, or what the impact of any such future action(s) might be.

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

The CCPA is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. The CCPA imposes obligations on covered businesses to provide certain disclosures related to a business’s collection, use and disclosure of personal data and gives California residents the right to, among other things, request disclosure of personal data collected about them and whether that data has been sold to others, request deletion of personal data (subject to certain exceptions), opt out of the sale of their personal data and not be discriminated against for exercising these rights. The CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. A number of other U.S. states also have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. There are also discussions in Congress, from time-to-time, of new federal data privacy and security laws to which we may become subject if they are enacted. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Furthermore, U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of December 31, 2024, we have one non-provisional patent application filed covering our Katapult Pay technology and we own three registered trademarks.

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

Risks Related to Our Business, Strategy and Growth
•A meaningful percentage of our gross originations are concentrated with a single merchant, and any deterioration in the business of, or in our relationship with this merchant or any other key merchant relationship or partner could materially and adversely affect our business, results of operations, financial condition and prospects.
•If we are unable to attract additional direct merchants and retain and grow our relationships with our existing direct merchants, our results of operations, financial condition, and prospects would be materially and adversely affected.
•Unexpected changes to consumer behavior could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.
•Our success depends on the effective implementation and continued execution of our strategies.
•If we fail to maintain customer satisfaction and trust in our brand, our business, results of operations, financial condition and prospects would be materially and adversely affected.
•If we are unable to attract new customers and retain and grow our relationships with our existing customers, or if attracting or retaining customers is not cost-efficient, our results of operations, financial condition, and prospects would be materially and adversely affected.
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves its forecasted growth, our business could fail to grow at similar rates, if at all.
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
•The Credit Agreement governing the total aggregate indebtedness under the Term Loan and Credit Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives, including potential mergers and acquisitions opportunities. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations.
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
•Our results depend on continued integration and support of our platforms, including our direct and/or waterfall integration technologies, by our merchant partners.
•We rely on KPay enabled merchants to allow access to their stores through our mobile app and our desktop and mobile websites.
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
•We have previously fallen out of compliance with Nasdaq’s requirements for continued listing, and any future failure to comply with Nasdaq’s listing requirements could result in our common stock being delisted from the Nasdaq Global Market, which could have a material adverse effect on us and our stockholders.
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

Risks Related to Our Business, Strategy and Growth

A meaningful percentage of our gross originations are concentrated with a single merchant, and any deterioration in the business of, or in our relationship with, this merchant or any other key merchant relationship or partner could materially and adversely affect our business, results of operations, financial condition, and prospects.

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 36% and 49% of our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into and do not represent revenue earned) for the fiscal years ended December 31, 2024 and 2023, respectively. Gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform. Our top ten direct merchants, which are merchants with whom we have a direct contractual arrangement, in the aggregate represented approximately 54% and 67% of our gross originations for the fiscal years ended December 31, 2024 and 2023, respectively. The loss of any of our significant merchant partners, and in particular the loss of Wayfair, would materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, a material modification in the merchant agreement with Wayfair or another significant merchant or changes in the prominence of our solution on a significant merchant’s website or prioritization of our solution in a significant merchant’s waterfall could adversely affect our business, results of operations, financial condition, and prospects.

There can be no guarantee that these direct merchant relationships will continue or, if they do continue, that these relationships will continue to be successful. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or if merchants shift to in-house solutions (including providing a service competitive to us) or competitor providers.

If our relationship with Wayfair or another key merchant deteriorates, they choose to no longer partner with us, or choose to partner with a competitor, or their business is negatively impacted by one or more factors, our business, results of operations, financial condition and prospects will be materially and adversely affected.

The concentration of a significant portion of our business and transaction volume with a single merchant or a limited number of merchants exposes us disproportionately to events, circumstances, or risks affecting such single merchant, such as Wayfair, or our other key merchants. For example, supply chain issues have in the past and may in the future negatively impact the sales of many of our merchants which in turn has contributed to a decline in our gross origination volume during the applicable periods. If our key merchant partners, in particular Wayfair, are unable to acquire new customers or retain existing customers or are otherwise negatively impacted by the macroeconomic and geopolitical conditions, our results of operations, financial condition and prospects will be negatively impacted.

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

If we are unable to attract additional direct merchants and retain and grow our relationships with our existing direct merchants, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

Our strategy to grow gross originations partially depends on our ability to maintain and grow our relationships with current direct merchants, and to attract select new direct merchants that will stimulate consumer demand on our platform. The attractiveness of our platform to merchants depends on, among other things, our brand and reputation, our ability to sustain our value proposition to merchants for consumer acquisition, the attractiveness of our platform to merchants, the services, products and consumer decision standards offered by our competitors, and our ability to perform under, and maintain, our merchant agreements.

The success of our business is dependent on customers making payments on their leases when due and other factors affecting consumer spending and default behavior that are not under our control.

We generate substantially all of our revenue through payments on leases we provide to customers to obtain the merchandise of our merchants and we bear the risk of non-payment or late payments by our customers. As such, the success of our business is dependent on customers making payments on their leases when due. We primarily provide leases to non-prime customers who do not have sufficient cash or credit to obtain durable goods. The ability of these customers to make payments to us when due may be impacted by a variety of factors, such as loss of employment, deteriorating economic conditions and other factors including but not limited to disposable consumer income, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors listed above could reduce demand for our products and services resulting in lower revenue and negatively impacting our business and our financial results. In addition to reducing demand for our products, these factors may unfavorably impact our customers' ability or willingness to make lease payments in a timely manner or at all, resulting in increased customer payment delinquencies and lease merchandise write-offs and decreased gross margins, which could also materially and adversely impact our business, financial condition and results of operations.

Unexpected changes to consumer behavior could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer's ability to perform.

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in consumer behavior caused by changing economic conditions and other factors may mean that our decisioning tools may not function as intended. As a result, we may approve customers that are not able to perform, which would lead to increased customer payment delinquencies, increased lease merchandise write-offs and decreased gross margins. When there are unexpected changes to consumer behavior, our decisioning process typically requires more frequent adjustments and the application of management analysis of the interpretation and adjustment of the results produced by our decisioning tools. If there is a challenging macro environment, we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to consumer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

Our success depends on the effective implementation and continued execution of our strategies.

We are focused on our mission to provide innovative lease financing solutions to non-prime customers and to enable essential transactions at the merchant point of sale.

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, since we launched the app in late 2022, transactions that were completed using KPay have grown to represent 32% of our total gross originations for the year ended December 31, 2024. Approximately 54% of our 2024 gross originations started with an interaction in our mobile app.

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

We provide a lease-to-own financing option for qualified customers seeking to obtain durable goods from omnichannel and e-commerce merchants. If customers do not trust our brand or do not have a positive experience, they will not use our services. Consequently, our ability to retain customers and attract repeat business is highly dependent on our reputation among our existing customers and merchants. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive customer referrals that we receive and the number of new and repeat customers. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

If we are unable to attract new customers and retain and grow our relationships with our existing customers, or if attracting or retaining customers is not cost-efficient, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success depends on our ability to generate repeat use and increased gross originations from existing customers and to attract new consumers to our platform. Our ability to retain and grow our relationships with our customers depends on the willingness of customers to use our products and services, including our mobile app and Katapult Pay. The attractiveness of our Katapult App to consumers depends upon, among other things, the number and variety of our merchants and the mix of products and services available through our platform, our brand and reputation, customer experience and satisfaction, trust and perception of the value we provide, technological innovation, and the services, products and customer decisioning standards offered by our competitors. If we fail to attract new customers to our platform, products and services, or if we do not continually expand usage, repeat customers and gross originations, our results of operations, financial condition, and prospects would be materially and adversely affected.

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our results of operations, financial condition, and prospects.

We operate in a highly competitive industry. We face competition from a variety of businesses and new market entrants, including competitors with lease-to-own products for e-commerce goods and other types of digital payment platforms. We face competition from virtual lease-to-own companies, e-commerce retailers (including those that offer layaway programs, title or installment lending or buy now, pay later programs), online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at online retailers, as well as with online rental stores that do not offer their customers a purchase option. These competitors may have significantly greater financial and operating resources, greater name recognition and more developed products and services, which may allow them to grow faster. Greater name recognition, or better public perception of a competitor’s reputation, may help the competitor take market share. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing strategy or lose business. Moreover, prime lenders may loosen their underwriting standards and provide credit to non-prime consumers, which would impact our gross origination as well as the credit quality of our customers and our business and results of operations. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share. Our business relies heavily on relationships with our merchants. Competitors undertaking these tactics could cause our merchants to cease to offer Katapult products in favor of our competitors, or to offer our product and the products of our competitors simultaneously, which could slow growth in our business and limit or reduce profitability. Merchants could also develop their own in-house product that competes with our product. Furthermore, virtual lease-to-own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on merchant relationships that may prove to be more successful.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves its forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates, including the size of the virtual lease-to-own market, and expectations about market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including our expectation with respect to the retail environment for home furnishings and other categories offered by our top merchant partners. Even if the markets in which we compete meet our size estimates and growth expectations, our business could fail to grow for a variety of reasons, which could adversely affect our results of operations.

We rely on the accuracy of third-party data, and inaccuracies in such data could adversely impact our approval process.

We use data from third parties as part of our proprietary risk model to assess whether a customer qualifies for one of our lease-purchase options. We are reliant on these third parties to ensure that the data they provide is accurate. Inaccurate data could cause us to not approve transactions that otherwise would have been approved, or instead, approve transactions that would have otherwise been denied and may lead to a higher incidence of bad debts and could have an adverse impact on our results of operations and financial condition.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we build our own technology, using the latest in artificial intelligence and machine learning ("AI/ML"), cloud-based technologies, and other tools to differentiate our products and technologies. See “—We utilize AI/ML, which could expose us to liability or adversely affect our business” in “Risks Related to Our Technology and Our Platform” for more information. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources. In addition, our investment of resources to develop new products and technologies and make changes or updates to our platform may be insufficient. Our development efforts for these initiatives could divert capital and other resources from other growth initiatives important to our business. In addition, the product and technological enhancements that we introduce may not function as we intend, or may not generate the benefits that we expect. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our customers and merchants, which could harm our ability to attract customers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to customers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and customer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and prospects could be materially and adversely affected.

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

There is no assurance that we will be able to manage our growth effectively, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. Furthermore, we may be responsible for any legacy liabilities of businesses we acquire or be subject to additional liability in connection with other strategic investments. The existence or amount of these liabilities may not be known at the time of acquisition, or other strategic investment, and may have an adverse effect on our business, results of operations, financial condition, and prospects.

Risks Related to Our Indebtedness

We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness. As of December 31, 2024, the total aggregate indebtedness under the senior secured Term Loan and RLOC of Katapult SPV-1 LLC (the “Borrower”) was approximately $114.5 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). On March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we refinanced our indebtedness with the Lender and repaid $25.0 million of principal on our outstanding term loan. On November 21, 2024, in connection with the 17th amendment of our Credit Agreement, the total facility amount increased from $75 million to $100 million. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Credit Agreement and to make payments on our indebtedness as they become due.

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
•require us to dedicate a significant portion of our cash flow from operations to paying the principal and interest on our indebtedness, thereby limiting our ability to reach profitability and the availability of our cash flow to fund future capital expenditures, working capital and other corporate purposes;
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

The Credit Agreement governing the Term Loan and Credit Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives, including potential mergers and acquisitions opportunities. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

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

In connection with the 15th amendment of our Credit Agreement, we repaid $25.0 million of principal on our outstanding Term Loan. As of December 31, 2024, we had $82.8 million of principal outstanding under the RLOC. In addition, we had borrowings under our Term Loan of $31.8 million (including capitalized PIK interest) as of December 31, 2024.

If any specified Change of Control occurs and the Lender accelerates these obligations, we may not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement.

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We incurred a net loss of $25.9 million and $36.7 million during the fiscal years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, our accumulated deficit was approximately $148.5 million. While our operating expenses decreased for the year ended December 31, 2024 compared to the prior year, we may need to further increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

Our revenue and operating results have varied, and may in the future vary, from quarter to quarter and by season. Periods of decline have resulted, and could in the future result, in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to fluctuate in the future due to a number of factors, including general economic conditions in the markets where we operate, and customer spending patterns, including the impact of holiday and seasonal sales and tax refunds.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change", generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited or potentially significantly deferred compared to such ability in the absence of an “ownership change”. The completion of the merger of FinServ and Legacy Katapult and related transactions may have triggered an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and other tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

Any real or perceived errors, failures, bugs, defects, or outages in such software could result in outages or degraded quality of service on our platform or errors in our financial reporting or charges to our customers that could adversely impact our business (including through causing us not to meet contractually required service levels), as well as negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the error, failure, bug or defect. Any real or perceived errors, failures, bugs, defects, or outages in the software we rely on could also subject us to liability claims, result in data security breaches or other security incidents, impair our ability to attract new customers, retain existing customers, or expand their use of our products and services, which would adversely affect our business, results of operations, financial condition, and prospects.

Our results depend on continued integration and support of our platforms, including our integration with direct merchants.

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

In addition, as a result of user interface or design choices, a direct merchant could modify how our platform is presented as a payment option, including adjustment of the priority of positioning. The presentation and positioning of our platform by a direct merchant is up to the discretion of the merchant. A direct/waterfall may choose to position a competitor ahead of us, reduce the prominence or positioning of our platform, or remove our platform as a payment option. We may not have visibility that a change has been made until after the fact. Any change in our presentation or positioning with a direct merchant could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

We rely on KPay enabled merchants to allow access to their stores through our mobile app and our desktop and mobile websites.

We depend on KPay enabled merchants to continue to allow our customers to utilize our platform, including our websites and mobile app, to access and buy goods at their stores. As a result, there can be no assurance that we will be able to continue to offer our customers access to any particular KPay enabled merchant. The loss of our ability to offer our customers access to KPay enabled merchants would have a material and adverse effect on our business, results of operations, financial condition, and prospects.
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

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and customers. For example, Katapult Pay utilizes a third-party payment processor, the interruption of which could cause a decrease in the performance, reliability and availability of Katapult Pay.

In addition, via Katapult Pay, certain leases are originated by our issuing bank partner and then disbursed to merchants via single-use virtual cards facilitated through our partnership with an issuer processor. This issuer processor issues single-use virtual cards through Sutton Bank, its issuing bank partner, which allow leases facilitated through our platform to be processed over the card network. Such leases facilitated through our platform can be used at merchants where we are not integrated at checkout, allowing consumers to complete purchases with virtual cards just as they would with a standard credit or debit card. In the event that our issuer processor or the issuing bank partner become unable or unwilling to facilitate the disbursements to merchants and we are unable to reach an agreement with another third-party partner, such loans would no longer be able to be facilitated through our Katapult Pay platform.

We also rely on these vendors to protect their systems, networks and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses, cyber-attacks or other attempts to harm these systems, data security breaches or other security incidents, criminal acts, and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems, networks or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems, networks or facilities, the termination of any of our third-party vendor agreements, software bugs or failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, or data security breaches or other security incidents, whether accidental or willful, or other factors, could harm our relationships with our merchants and customers and also harm our reputation.

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

If major mobile application distribution channels change their standard terms and conditions in a manner that is detrimental to us, or suspend or terminate their existing relationship with us, our business, financial condition and results of operations may be materially and adversely affected.

We currently cooperate with Apple’s app store and major PRC-based Android app store to distribute the Katapult app to users. As such, the promotion, distribution and operation of our application are subject to such distribution platforms’ standard terms and policies for application developers, which are subject to the interpretation of, and frequent changes by, these distribution channels. If these third-party distribution platforms change their terms and conditions in a manner that is detrimental to us, or refuse to distribute our application, or if any other major distribution channel with which we would like to seek collaboration refuses to collaborate with us in the future on commercially favorable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

Cybersecurity risks may be heightened as a result of ongoing military conflicts such as military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries or the ongoing conflicts in the Middle East. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems and networks could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems, networks and technologies.

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

We rely upon third-party service providers and technologies to operate critical business systems to process confidential, proprietary, personal and other information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, virtual card processing, encryption and authentication technology, employee email, and other functions. We may share or receive confidential, proprietary, personal or other information with or from third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Due to applicable laws, regulations, rules, standards and contractual obligations, we may be held responsible for data security breaches or other security incidents attributed to our third-party service providers as they relate to the information we share with them.

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

We have in the past, and may in the future, be accused of infringing intellectual property rights of third parties which may materially and adversely affect our business, financial condition, and results of operations.

Third parties may claim that the technology used in the operation of our business infringes upon their intellectual property rights. For example, on September 30, 2024, FlexShopper filed a complaint against us in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges infringement of certain patents referenced in the complaint, and seeks, among other relief, injunctive relief and monetary damages (including attorneys’ fees) and we cannot be certain of the ultimate outcome of these legal proceedings. If FlexShopper prevails in this ongoing litigation, we could be enjoined or be ordered to pay significant damages, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in the FlexShopper litigation or other such litigation, this type of litigation is time-consuming and costly to defend, resulting in the diversion of significant operational resources and potential changes to our business model. Our involvement in intellectual property disputes and any failure to adequately protect our intellectual property rights may cause our business, operating results and financial condition to suffer. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

The possibility of intellectual property claims against us increases as we continue to grow. Such claims, with or without merit, may result in our expenditure of significant financial and management resources, injunctions against us or payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

The outcome of any claims, investigations and proceedings is inherently uncertain, and in any event, defending against these claims could be both costly and time-consuming and could significantly divert the efforts and resources of our management and other personnel. An adverse determination in any such litigation or proceedings could cause us to pay damages, as well as legal and other costs, limit our ability to conduct business or require us to change the manner in which we operate.

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

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot refinance our indebtedness and adequately fund our operations.

We believe that we will not have sufficient cash available to pay off our existing indebtedness upon maturity. As a result, our auditors issued a going concern opinion in connection with the audit of our financial statements for the fiscal year ended December 31, 2024, which means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The inclusion of an explanatory paragraph in the audit opinion regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relationships with third parties.

While we intend to refinance our indebtedness, there can be no assurance that we will be able to secure such financing or adequately fund our operations, and we may be forced to liquidate our assets or discontinue our operations. The values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. If we cannot continue as a going concern, our stockholders would likely lose most, if not all, of their investment in us.

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

We previously identified control deficiencies that in the aggregate constituted material weaknesses, for which we implemented certain remediation measures. This remediation is now complete. However, we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, our ability to accurately and timely report our financial results could be adversely affected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Our control deficiencies related to (1) an insufficient number of personnel with an appropriate level of generally accepted accounting principles ("GAAP") knowledge and experience to create the proper control environment for effective internal control over financial reporting and to ensure that oversight processes and procedures in applying nuanced guidance to complex accounting transactions for financial reporting are adequate, and (2) a lack of controls in place to review journal entries and account reconciliations, reconcile journal entries to underlying support and evaluate if journal entries are in compliance with GAAP before the entries are manually posted, were initially identified in 2020 and in the aggregate constituted material weaknesses. In connection with the audit of our financial statements for the fiscal years ended December 31, 2022 and 2021, our independent registered public accounting firm noted these control deficiencies in the design and implementation of our internal control over financial reporting.

Additional control issues were discovered during the preparation of our consolidated financial statements for the year ended December 31, 2023, which resulted in material misstatements of our revenue and sales tax payable in certain prior periods. As a result, we determined that our previously issued financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 and the relevant quarterly periods and filings discussed below in the risk factor “—We face risks related to the restatement of our previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2022, as well as for the interim financial periods for 2022 and 2023, which may adversely impact our business” should no longer be relied upon and have been restated.

We subsequently designed and implemented controls to remediate the material weaknesses, including controls to ensure journal entries and reconciliations are reviewed by the appropriate person with the necessary knowledge of U.S. GAAP to ensure reconciliations have been properly performed, reconciliations and journal entries have appropriate supporting documentation, and journal entries are properly recorded. Although management has determined that we have remediated such material weaknesses as of December 31, 2024, there can be no assurance that the measures that we have taken or will take will be entirely sufficient to prevent additional material weaknesses from occurring in the future or that we will not experience deficiencies in our internal controls and procedures.

If we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could fail to meet our reporting obligations or they could result in material misstatements of our financial statements, and we could also be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our common stock.

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

Because we were unable to file our Form 10-K for the year ended December 31, 2023 with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our financial condition. We will regain eligibility to register securities using a registration statement on Form S-3 beginning on June 1, 2025.

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

We have previously fallen out of compliance with Nasdaq’s requirements for continued listing, and any future failure to comply with Nasdaq’s listing requirements could result in our common stock being delisted from the Nasdaq Global Market, which could have a material adverse effect on us and our stockholders.

We have previously received deficiency letters from Nasdaq indicating that we were not in compliance with Nasdaq continued listing standards. Although we have resolved these deficiencies and are currently in compliance with Nasdaq’s continued listing requirements, we could fail to comply with these requirements again in the future. In that case, we would receive additional deficiency letters from Nasdaq and our common stock could be delisted from trading on the Nasdaq Global Market, which could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock. In the event our common stock is delisted from Nasdaq, such a delisting would likely have a negative effect on the price of our securities, including our common stock, and would impair your ability to sell or purchase our securities when you wish to do so. In addition, in the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow any of our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with Nasdaq’s listing requirements.

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

In addition, we may undergo tax audits in various jurisdictions in which we operate. Although we believe that our income tax provisions and accruals are reasonable and in accordance with U.S. GAAP, and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits and any related litigation, could be materially different from our historical income tax provisions and accruals. The results of a tax audit or litigation could materially affect our operating results and cash flows in the periods for which that determination is made. In addition, future period net income may be adversely impacted by litigation costs, settlements, penalties and interest assessments.

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business.

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. See "Commitments and Contingencies” in Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business, including resulting in additional dilution if we are obligated to issue shares to settle all or a portion of such legal proceedings.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the ongoing military conflicts between Russia and Ukraine and in the Middle East have had, and are expected to continue to have, global economic consequences. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also adversely affect discretionary spending for non-prime customers, which could reduce demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, geopolitical conflict (including the conflict involving Russia and Ukraine and the conflicts in the Middle East), pandemics (including COVID-19), acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock or public warrants is low.

We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time to managing new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase now that we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. The increased costs will impact our financial position. These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits, higher retention levels, or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

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

Common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2024, the aggregate number of shares of our common stock reserved for future issuance under our 2021 equity incentive plan was 639,467, which consists of (1) initial reserve under our 2021 equity incentive plan of 357,286, (2) on June 6, 2023, our 2021 equity incentive plan was amended to increase the authorized shares of common stock reserved for issuance by 160,000, (3) on January 1, 2024, 122,181 shares of common stock were authorized for issuance in accordance with the amended plan. As of December 31, 2024, there were 120,532 shares of common stock available for future issuance under our 2021 equity incentive plan.

In the future, we may also issue securities in connection with investments or acquisitions. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-

outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our existing stockholders.

As of December 31, 2024, we had outstanding warrants to purchase an aggregate of 673,300 shares of our common stock. The warrant agreement, dated as of October 31, 2019, between the Company and FinServ Acquisition Corp. entitles each warrant holder thereof to purchase 1/25th of a share of our common stock at a price of $287.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which vested on March 6, 2024. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

We will likely incur increased costs and devote additional management time to public company reporting and compliance obligations as a result of exiting “emerging growth company” status.

We no longer qualify as an emerging growth company under the Jumpstart Our Business Startups Act (our eligibility to qualify as an emerging growth company ended on December 31, 2024). While we were an emerging growth company, we were able to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Now that we have exited emerging growth company status and we are no longer eligible to take advantage of the corresponding exemptions, we expect our management and other personnel to devote more time and the Company to incur additional costs to comply with the more stringent reporting requirements applicable to companies that are not emerging growth companies. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. We cannot predict or estimate the amount of additional costs we may incur as a result of our exit from emerging growth company status, or the timing of the incurrence of such costs. Further, in the event that in the future we were to no longer be eligible to qualify as a “smaller reporting company,” and/or if we become subject to the requirements applicable to accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our compliance burdens and expenses will further increase. In addition, and as a general matter, we expect the foregoing public company rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

At Katapult, cybersecurity risk management is an integral part of our overall enterprise risk management program and information security protocols. Our cybersecurity risk management program is based on industry best practices and Center for Internet Security Critical Security Controls for handling cybersecurity threats and incidents, including threats and incidents associated with the use of internally developed applications and services provided by third-party service providers, and facilitate coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. Our cybersecurity team also engages third-party security experts for risk assessment and system enhancements. In addition, our cybersecurity team provides training to all employees throughout the year.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors —Risks Related to Our Technology and Our Platform” in this annual report on Form 10-K.

Item 2. Properties

Our principal executive office is located in Plano, Texas, consisting of approximately 4,300 square feet. The lease expires on June 30, 2031, subject to our option to extend for five years. Our New York, New York office consists of approximately 4,000 square feet of leased office space under a lease that expires in June 2025. We believe that our facilities are adequate to meet our needs and future growth can be accommodated by leasing alternative or additional space if needed.
Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings. Refer to Note 10, Commitments and Contingencies, included in Part II, Item 8 of this Annual Report on Form 10-K for a description of current legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to the closing of the merger, FinServ’s units, shares of Class A common stock and warrants were publicly traded on the Nasdaq . On June 10, 2021, our common stock and warrants began trading on the Nasdaq under the symbols KPLT and KPLTW, respectively. We no longer have any outstanding units.

Holders of Record

As of March 24, 2025, there were 147 holders of record of our common stock and the closing price of our common stock was $13.49 as reported on the Nasdaq and there were 17 holders of record of our warrants and the closing price of our Public Warrants was $0.01 as reported on the Nasdaq. The actual number of stockholders and warrant holders is greater than this number of record holders, and includes stockholders and warrant holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders and warrant holders whose shares or warrants may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2024, we issued the following unregistered securities:

•On October 24, 2024, we issued 167,797 shares of our common stock in connection with the settlement of a putative class action lawsuit, captioned Saunders v. Einbinder, et al., against directors and officers of FinServ Acquisition Corp. and FinServ Holdings LLC filed in 2022 in the Delaware Court of Chancery. We issued the shares without registration in reliance upon Section 3(a)(10) of the Securities Act.

•On December 20, 2024, we issued 43,839 shares of our common stock in connection with the settlement of a putative class action lawsuit, captioned McIntosh v. Katapult Holdings, Inc., et al, filed in 2021 in the U.S. District Court for the Southern District of New York. We issued the shares without registration in reliance upon Section 3(a)(10) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company”, or “Katapult” refer to Katapult Holdings, Inc. and its subsidiaries.

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

OVERVIEW

We are a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime consumers. Our POS integrations and innovative mobile app, featuring Katapult Pay, makes it easier for U.S. non-prime consumers unable to access traditional financing to spend responsibility and with confidence, easier for merchants to convert sales and grow, and easier for commerce to thrive.

Key Performance Metrics

We regularly review several metrics, including the following U.S. GAAP and non-GAAP key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned but are a leading indicator of forecasted revenue. Revenue is recognized over a period of time subsequent to the gross origination (on average over 8 months). Revenue from gross originations have historically reached approximately 70-75% of total revenue within two quarters from when the originations occurred. We believe this is a useful operating metric for investors to use in assessing the volume of transactions that take place on our platform.

The following tables present gross originations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	$	%
Gross Originations	$237,311	$226,553	$10,758	4.7%

Gross originations from Wayfair represented 36% and 49% of gross originations for the years ended December 31, 2024 and 2023, respectively. Gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform.

Katapult Pay represented 32% and 19% of gross originations during the years ended December 31, 2024 and 2023, respectively.

Total Revenue

Total revenue represents the sum of rental revenue and other revenue. We record rental revenue in accordance with ASC 842, with revenue being recorded when earned and cash is collected. Other revenue is recorded in accordance with ASC 606, with revenue being recorded as performance obligations are satisfied. See “—Results of Operations" section below for total revenue amounts.

Gross Profit

Gross profit represents total revenue less cost of revenue, and is a measure presented in accordance with U.S. GAAP. See “—Results of Operations” section below for gross profit amounts.

Adjusted Gross Profit

Adjusted gross profit is a non-GAAP measure utilized by management representing gross profit less variable operating expenses, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of profitability when variable lease origination costs are included. See “—Non-GAAP Financial Measures” section below for a reconciliation of gross profit to adjusted gross profit.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net income/loss before interest expense and other fees, interest income, change in fair value of warrant liability, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, impairment of leased assets, loss on partial extinguishment of debt, stock-based compensation expense and net litigation settlement expenses. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net loss.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Year Ended December 31, 2024 compared to Year Ended December 31, 2023:

	Year Ended December 31,
	2024	2023	$	%
Revenue
Rental revenue	$243,978	$218,347	$25,631	11.7%
Other revenue	3,216	3,241	(25)	(0.8%)
Total revenue	247,194	221,588	25,606	11.6%
Cost of revenue	201,423	179,881	21,542	12.0%
Gross profit	45,771	41,707	4,064	9.7%
Operating expenses:
Servicing costs	4,589	4,311	278	6.4%
Underwriting fees	2,304	1,919	385	20.1%
Professional and consulting fees	5,201	6,694	(1,493)	(22.3%)
Technology and data analytics	7,170	6,905	265	3.8%
Compensation costs	20,076	22,732	(2,656)	(11.7%)
General and administrative	10,866	10,938	(72)	(0.7%)
Litigation settlement	3,666	7,000	(3,334)	(47.6%)
Total operating expenses	53,872	60,499	(6,627)	(11.0%)
Loss from operations	(8,101)	(18,792)	10,691	(56.9%)
Loss on partial extinguishment of debt	—	(2,391)	2,391	(100.0%)
Interest expense and other fees	(18,851)	(17,822)	(1,029)	5.8%
Interest income	1,163	1,697	(534)	(31.5%)
Change in fair value of warrant liability	17	807	(790)	(97.9%)
Loss before income taxes	(25,772)	(36,501)	10,729	(29.4%)
Provision for income taxes	(143)	(165)	22	(13.3%)
Net loss	$(25,915)	$(36,666)	$10,751	(29.3%)

Weighted average common shares outstanding - basic and diluted	4,347	4,088	259	6.3%

Net loss per common share - basic and diluted	$(5.96)	$(8.97)	$3.01	(33.6%)

Revenue

Total revenue is comprised of rental revenue and other revenue. Rental revenue is recognized in the period it is earned and cash is collected. Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships, and is recognized as performance obligations are satisfied.

The increase in total revenue of $25.6 million, or 11.6%, during the year ended December 31, 2024 as compared to the same period in 2023 was primarily a result of gross origination growth becoming more efficient and healthy customer collections. We saw gross origination growth in 2024 primarily as a result of our mobile app featuring Katapult Pay, which we launched in the third quarter of 2022 and growth from our direct merchants. Write-offs as a percentage of total revenue was 9.2% and 9.2% during the year ended December 31, 2024 as compared to the same period in 2023 and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

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

Cost of Revenue

Cost of revenue consists primarily of depreciation expense related to property held for lease, accelerated depreciation for impairment of property held for lease, accelerated depreciation of early lease-purchase options (buyouts), payment processing fees, and other costs associated with offering lease-purchase transactions to customers.

The increase in cost of revenue of $21.5 million, or 12.0%, during the year ended December 31, 2024 as compared to the same period in 2023 was a result of higher gross origination growth and capitalized property held for lease. The increase in property held for lease and historical lease portfolio collection patterns impact the associated depreciation expense, which includes accelerated depreciation for early lease-purchase options (buyouts), and accelerated depreciation for impairment charges related to property held for lease.

Gross Profit

The increase in gross profit of $4.1 million, or 9.7%, during the year ended December 31, 2024 as compared to the same period in 2023 was due primarily to higher gross originations year-over-year, healthy customer collections.

Operating Expenses

Operating expenses primarily consist of servicing costs, underwriting fees, professional and consulting fees, technology and data analytics expense, compensation costs, general and administrative expense and litigation settlement expenses. Servicing costs include permanent and temporary call center support. Underwriting fees primarily consist of data costs related to inputs from customer underwriting models. Professional and consulting fees include corporate legal and accounting costs. Technology and data analytics expense includes technology costs and salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Compensation costs consist primarily of payroll and related costs and stock-based compensation. General and administrative expenses include insurance, occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. Litigation settlement expenses consists of agreed upon settlement amounts that are probable and estimable and associated legal fees.

The decrease in total operating expenses of $6.6 million, or 11.0% during the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to a decrease of $3.3 million in litigation settlement costs and a decrease of $2.7 million in compensation costs for the year ended December 31, 2024 as compared to the same period in 2023.

The decrease in litigation costs is due to $7.0 million incurred in 2023 as a result of the shareholder litigation settlement partially offset by approximately $3.3 million of costs incurred for the year ended December 31, 2024 related to the Daiwa Corporate Advisory LLC ("DCA") litigation settlement and legal fees. See Note 10 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for more details.

The decrease in compensation costs is mainly driven by a decrease in stock-based compensation related to a decline in the fair value of the stock awards granted in 2024 as compared to 2023, based on the Company's stock price on the dates of grant.

Interest Expense and Other Fees.

The increase in interest expense and other fees during the year ended December 31, 2024 as compared to 2023 was primarily due to an increase in the average outstanding principal amount under the RLOC period over period.

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
•Are financial measurements that are used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
•Are considered by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses related to lease originations, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. The reconciliations of gross profit to adjusted gross profit for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Total revenue	$247,194	$221,588
Cost of revenue	201,423	179,881
Gross profit	45,771	41,707
Less:
Servicing costs	4,589	4,311
Underwriting fees	2,304	1,919
Adjusted gross profit	$38,878	$35,477

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrants, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, provision for impairment of leased assets, loss on partial extinguishment of debt, stock-based compensation expense, and litigation settlement and other related expenses, net. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance.

The reconciliations of net loss to adjusted EBITDA for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Net loss	$(25,915)	$(36,666)
Add back:
Interest expense and other fees	18,851	17,822
Interest income	(1,163)	(1,697)
Change in fair value of warrants	(17)	(807)
Provision for income taxes	143	165
Depreciation and amortization on property and equipment and capitalized software	1,219	1,133
Provision for impairment of leased assets	2,227	1,727
Loss on partial extinguishment of debt	—	2,391
Stock-based compensation expense	5,759	7,034
Litigation settlement and other related expenses, net	3,666	7,000
Adjusted EBITDA	$4,770	$(1,898)

Adjusted Net Loss

Adjusted net loss is a non-GAAP financial measure that is defined as net loss before change in fair value of warrants, stock-based compensation expense, and litigation settlement and other related expenses, net. The reconciliations of net loss to adjusted net loss for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024		2023
Net loss	$(25,915)		$(36,666)
Add back:
Change in fair value of warrants	(17)		(807)
Stock-based compensation expense	5,759		7,034
Litigation settlement and other related expenses, net	3,666		7,000
Adjusted net loss	$(16,507)	$(16,507)	$(23,439)

Fixed Cash Operating Expenses

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less depreciation and amortization on property and equipment and capitalized software, stock-based compensation expense, litigation settlement and other related expenses, net and variable lease costs such as servicing costs and underwriting fees. We believe fixed cash operating expenses illustrates our controllable ongoing expenses.

The reconciliations of operating expenses to fixed cash operating expenses for the years ended ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Operating expenses	$53,872	$60,499
Less:
Depreciation and amortization on property and equipment and capitalized software	1,219	1,133
Stock-based compensation expense	5,759	7,034
Servicing costs	4,589	4,311
Underwriting fees	2,304	1,919
Litigation settlement and other related expenses, net	3,666	7,000
Fixed cash operating expenses	$36,335	$39,102

LIQUIDITY, CAPITAL RESOURCES & GOING CONCERN (dollars in thousands)

The Company’s financing generally consists of cash from leases and borrowings under the RLOC, which is fully collateralized by the Company’s assets. As of March 24, 2025, the Company had a combined principal balance outstanding of $108.8 million under the RLOC and term loan, both of which mature within 12 months of the date that these financial statements are issued. Both loans were previously refinanced on March 6, 2023 to extend the maturity date from December 4, 2023 to June 4, 2025.

As of March 24, 2025, the Company had total cash on hand of $14.5 million, including $7.3 million of unrestricted cash. The Company anticipates that it will not have sufficient cash available to repay the loans at maturity and is currently seeking to refinance the loans prior to maturity in June 2025, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management plans to address this uncertainty by refinancing the loans. No adjustments have been made to the carrying amounts of assets or liabilities, as the Company intends to refinance the loans prior to the maturity on June 4, 2025. However, there can be no assurance that the Company will be able to secure such financing prior to that date or at all.

Restricted cash consists primarily of customer lease payments received in a collection account pending release by the Company's lender. Restrictions are released on a weekly basis pursuant to completion of waterfall and borrowing base requirements.

Our revenue and operating results depend significantly on gross originations, which is defined as the retail price of the merchandise associated with lease-purchase agreements entered into during the period. Gross originations are a leading indicator of potential revenue streams. Revenue is recognized over a period of time subsequent to the gross origination date (on average over 8 months).

The following table presents cash used in operating, investing, and financing activities during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$28,811	$69,841
Net cash provided by (used in):
Operating activities	(32,569)	(17,414)
Investing activities	(1,303)	(974)
Financing activities	21,613	(22,642)
Cash, cash equivalents and restricted cash at end of period	$16,552	$28,811

The increase in cash used in operating activities of $15.2 million in 2024 compared to 2023 is primarily driven by sales tax payments of approximately $5.9 million and litigation payments of $5.0 million.

The increase in cash used in investing activities of $0.3 million in 2024 compared to 2023 is primarily due to an increase in capitalized software additions.

The change in cash from financing activities of $44.3 million in 2024 compared to 2023 is primarily due to the $25.0 million repayment on the Term Loan in 2023 and an increase in net proceeds from the RLOC of $19.3 million in 2024.

Financing Arrangements

Senior Secured Term Loan and RLOC

On May 14, 2019, Katapult SPV-1 LLC, as borrower (the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) entered into a Credit Agreement with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya”), for a RLOC. As of September 30, 2024, Atalaya was acquired by Blue Owl Capital Inc. The RLOC had a commitment of $125 million that the lenders had the right to increase to $250 million. Total outstanding principal under the RLOC was $82.8 million and $60.7 million as of December 31, 2024 and 2023, respectively. In December 2023, our third-party loan processor experienced a timing error in their validation processes. We alerted them to the error, temporarily covering the approved leases with $9.6 million of our cash and the issue was resolved in January 2024. Excluding this payment delay, as of December 31, 2023, our outstanding debt under the RLOC would have been $70.4 million, as the RLOC has a 90% advance rate on eligible accounts receivable.

In addition, in connection with a prior amendment to the Credit Agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (the “Term Loan”) commitment of up to $50 million. We drew down the full $50 million of the Term Loan on December 4, 2020. The Term Loan bore interest at London Interbank Offered Rate ("LIBOR") plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as PIK interest.

The Credit Agreement contains certain financial covenants including minimum Adjusted EBITDA levels, minimum tangible net worth, minimum liquidity and compliance with a total advance rate, which were amended in connection with the amendment in March 2023.

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

On March 6, 2023, we entered into the 15th amendment to the Credit Agreement. As part of the amendment, the maturity date of the RLOC and Term Loan was extended from December 4, 2023 to June 4, 2025 and the commitments under the RLOC were reduced to $75 million from $125 million. The spread on the RLOC was increased to 8.5% from 7.5% while the spread on the Term Loan remained at 8%. Additionally, effective April 1, 2023, the benchmark rate for RLOC and Term Loan was changed from LIBOR to Secured Overnight Financing Rate ("SOFR"), subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10%. Additionally, the interest rate for PIK interest on the Term Loan is (A) if Liquidity (as defined in the Credit Agreement) is greater than $25 million, 4.5% and (B) if Liquidity is less than $25 million, to 6%.

In connection with the 15th Amendment, we repaid $25 million of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. Total outstanding principal and PIK interest under the Term Loan was $31.8 million at December 31, 2024.

On April 24, 2024, we entered into the Limited Waiver and 16th Amendment to the Credit Agreement with the Lender (the "16th Amendment"). Pursuant to the 16th Amendment, the Lender granted us a waiver of any Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that led to the restatement of our financial statements for all reporting periods prior to the date of the amendment. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth.

On November 21, 2024, we entered into the 17th Amendment to the Credit Agreement with the Lender (the "17th Amendment"). Pursuant to such 17th Amendment, commitments under the RLOC were increased to $90 million from $75 million to primarily provide funding for leases as well as general corporate needs. Additionally, the Lender may, in the sole and absolute discretion of the Lender, provide up to $10 million (the “Uncommitted Amount”) in Revolving Advances, in excess of the Revolving Loan Commitment, following a request from the Borrowers from time to time and subject to the other terms and conditions set forth within the agreement.

On February 20, 2025, the Company entered into the 18th amendment to the Credit Agreement with the Lender (“the 18th amendment”). As part of the 18th amendment, certain financial covenants, including the Minimum Liquidity and Total Advance rate were updated in addition to waiving any Default or Event of Default arising from any Borrowing Base Certificate delivered prior to February 20, 2025.

For additional information on our loan obligations, see Note 6 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K.
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

Contractual Obligations and Commitments

Refer to the descriptions of our material cash commitments, financing arrangements, and contractual obligations outlined below within the following notes to our consolidated financial statements.

See “Note 6. Debt & Liquidity” for future payments on the Company's debt facility, including outstanding borrowings and the applicable interest rate.

See “Note 10. Commitments and Contingencies” for litigation related liabilities and timing of expected future payments.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates on an ongoing basis and make judgments about the carrying values of assets and liabilities based on a number of factors. These factors include historical experience and assumptions made by management that are believed to be reasonable under the circumstances. Although management believes that the judgment applied in the preparation of estimates is reasonable based on the circumstances and information known at the time, actual results could differ materially from the estimates based on the assumptions used in the preparation of our consolidated financial statements. This section summarizes the critical accounting policies and the related judgments involved in their application.

For further information, see Note 2 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K.

Rental Revenue Recognition

Lease-purchase agreements, which comprise the majority of total revenue, fall within the scope of ASC 842, Leases under lessor accounting and revenue is recognized in the period it is earned and cash is collected. Property held for lease is leased to customers pursuant to lease-purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early lease-purchase option (buyout), or by completing all lease renewal payments, generally over 12 or 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty, in accordance with the lease term. Amounts received from customers who elect early lease-purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the period in which the revenue is earned. Rental revenue also includes an initial agreed-upon amount for executing customer lease-purchase agreements. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the lease term.
Revenues from leases that originated from merchants with a direct or waterfall integration are generally recorded net of sales taxes as sales tax is collected from each customer's lease payment and a sales tax payable is recorded for remittance to the respective state. For Katapult Pay transactions, all sales tax is paid by the Company upon purchase of the goods and is recorded in the cost basis of the capitalized property held for lease. Revenue is recognized for leases originating through Katapult Pay in the period it is earned and cash is collected.

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

Property Held for Lease, Net of Accumulated Depreciation and Impairment
Property held for lease consists of furniture, mattresses, customer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to customers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The renewal periods of the leases typically extend the duration to 12 or 18 months. Customers may terminate a lease agreement at any time without penalty. The average customer continues to lease the property for approximately 8 months because the customer either exercises the early lease-purchase option (buyout) or terminates the lease- purchase agreement prior to the end of the typical 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.

Property held for lease is recorded at cost, excluding shipping costs, and is carried at net book value. Depreciation for property held for lease is determined using the income forecasting method and is included within cost of revenue. The Company’s income forecasting method evaluates the patterns of the Company’s historical property held for lease portfolio to apply depreciation rates to the Company’s current property held for lease portfolio. Property held for lease is depreciated in the proportion of expected rents received to total expected rents received based on the Company’s historical data of lease performance. The utilization of rental merchandise occurs during periods of rental and directly coincides with the pattern of rental revenue receipts over the rental purchase agreement period. The Company also considers other qualitative factors, such as current and forecasted customer payment trends, and other risk-based factors as a component of its forecasting methodology.

The Company applies its depreciation to property held for lease as follows: (1) typical depreciation based on historical patterns of customer payments when an item is leased for the full lease duration; (2) accelerated depreciation for impaired leases, based on historical patterns of lease impairment, and (3) accelerated depreciation for leases where an early purchase option (buyout) is exercised, based on historical patterns of lease buyouts.
The Company periodically evaluates fully depreciated property held for lease, net and when it is determined there is no future economic benefit, the cost of the assets are written off and the related accumulated depreciation is reversed.

There are uncertainties involved when recognizing expenses related to property held for lease due to the subjective nature of the income forecasting method and depreciation method, which could vary from actual results.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.

Smaller Reporting Company

As of December 31, 2024, we are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

In connection with the 15th amendment to the Credit Agreement, the spread on the RLOC was increased from 7.5% to 8.5% per annum. As of December 31, 2024, the interest rate on our RLOC was 13.1%.

Our Term Loan is a variable rate loan that accrues interest at a variable rate of interest based on SOFR, subject to a 3% floor, plus 8% per annum. The spread was unchanged in connection with the 15th amendment to the Credit Agreement. As of December 31, 2024, the interest rate on our Term Loan was 18.6%, which includes 6.0% PIK interest. PIK interest was 4.5% through November 2024, and increased to 6.0% in December 2024 due to liquidity falling below $25 million. Further discussion is included in Note 6, Debt & Liquidity.

The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of December 31, 2024 and December 31, 2023. A 100 basis point change in interest rates would cause our RLOC and Term Loan annual interest expense to change by approximately $0.8 million and $0.3 million, respectively.

Inflation Risk

Although we believe that inflation has indirectly impacted our business by negatively impacting consumer spending and the sales of our key merchants, we do not believe that inflation has directly had, or currently directly has, a material effect on our results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

The Company's Consolidated Balance Sheets as of December 31, 2024 and 2023, and related Consolidated Statements of Operations and Comprehensive Loss, Stockholders’ Deficit and Cash Flows for each of the years in the two-year period ended December 31, 2024 and 2023, together with the reports of our independent registered public accounting firms, are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Katapult Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Katapult Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the impending maturity of the Company’s term loan and credit facility raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depreciation and impairment of property held for lease
As described further in Note 3 to the consolidated financial statements, the Company recorded $139.4 million of depreciation expense for property held for lease, $29.1 million of depreciation for early lease purchase options (buyouts), and $24.9 million of depreciation for impaired leases for the year ended December 31, 2024. As described further in Note 2 to the consolidated financial statement, depreciation for property held for lease is an estimate that is determined by the Company using an income forecasting method, where the property held for lease is depreciated in the proportion of expected rents received to expected total rents to be received. The Company also provisions for future impairment on leases, which is an estimate that is determined by the Company based on its expectation of leases that will default prior to the completion of the full lease term. The Company’s expectations are developed based on its historical patterns of customer payments when an item is leased for the full lease duration, historical patterns of lease impairment, and historical patterns of lease buyouts. We identified depreciation and impairment of property held for lease as a critical audit matter.

The principal consideration for our determination that depreciation and impairment of property held for lease is a critical audit matter is that management’s model used to determine expectations of customer payments, lease impairments, and lease buyouts required complex auditor judgment in evaluating the reasonableness of depreciation and impairment of properly held for lease.

Our audit procedures related to depreciation and impairment of property held for lease included the following, among others:

•We tested historical customer payments, buyouts, and lease impairments data for completeness and accuracy.
•We tested the existence of the leased property by vouching the cost basis of the leased property to bank statements and through review of a selection of customer lease contracts.
•We analyzed the historical customer payments, buyouts, and lease impairments data in evaluating the reasonableness of the Company’s recorded estimate of depreciation and impairment of property held for lease.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania
March 28, 2025

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,465	$21,408
Restricted cash	13,087	7,403
Property held for lease, net of accumulated depreciation and impairment (Note 3)	67,085	59,335
Prepaid expenses and other current assets	6,731	4,491
Litigation insurance reimbursement receivable (Note 10)	—	5,000
Total current assets	90,368	97,637
Property and equipment, net	253	327
Security deposits	91	91
Capitalized software and intangible assets, net (Note 4)	2,076	1,919
Right-of-use assets, non-current	383	888
Total assets	$93,171	$100,862
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,491	$903
Accrued liabilities (Note 5)	17,372	24,146
Accrued litigation settlement (Note 10)	2,199	12,000
Unearned revenue	4,823	4,949
Revolving line of credit, net (Note 6)	82,582	—
Term loan, net, current (Note 6)	30,047	—
Lease liabilities	179	297
Total current liabilities	138,693	42,295
Revolving line of credit, net (Note 6)	—	60,347
Term loan, net, non-current (Note 6)	—	25,503
Other liabilities	828	95
Lease liabilities, non-current	444	614
Total liabilities	139,965	128,854
Commitments and contingencies (Note 10)
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,446,540 and 4,072,713 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	101,657	94,544
Accumulated deficit	(148,451)	(122,536)
Total stockholders' deficit	(46,794)	(27,992)
Total liabilities and stockholders' deficit	$93,171	$100,862
See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)

	Years Ended December 31,
	2024	2023

Revenue
Rental revenue	$243,978	$218,347
Other revenue	3,216	3,241
Total revenue	247,194	221,588
Cost of revenue	201,423	179,881
Gross profit	45,771	41,707
Operating expenses:
Servicing costs	4,589	4,311
Underwriting fees	2,304	1,919
Professional and consulting fees	5,201	6,694
Technology and data analytics	7,170	6,905
Compensation costs	20,076	22,732
General and administrative	10,866	10,938
Litigation settlement, net	3,666	7,000
Total operating expenses	53,872	60,499
Loss from operations	(8,101)	(18,792)
Loss on partial extinguishment of debt	—	(2,391)
Interest expense and other fees	(18,851)	(17,822)
Interest income	1,163	1,697
Change in fair value of warrant liability	17	807
Loss before income taxes	(25,772)	(36,501)
Provision for income taxes	(143)	(165)
Net loss	$(25,915)	$(36,666)

Weighted average common shares outstanding - basic and diluted	4,347	4,088

Net loss per common share - basic and diluted	$(5.96)	$(8.97)
See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2022	3,944	—	83,804	(85,870)	(2,066)
Issuance of warrants in connection with Credit Agreement amendment	—	—	4,060	—	4,060
Stock options exercised	—	—	1	—	1
Vesting of restricted stock units	118	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(24)	—	(355)	—	(355)
Stock-based compensation expense	—	—	7,034	—	7,034
Adjustment due to the rounding impact from the Reverse Stock Split in lieu of issuing fractional shares	36	—	—	—	—
Net loss	—	—	—	(36,666)	(36,666)
Balances at December 31, 2023	4,074	—	94,544	(122,536)	(27,992)
Stock options exercised	45	—	211	—	211
Vesting of restricted stock units	163	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(47)	—	(613)	—	(613)
Stock-based compensation expense	—	—	5,759	—	5,759
Issuance of shares due to litigation settlement	212	—	1,756	—	1,756
Net loss	—	—	—	(25,915)	(25,915)
Balances at December 31, 2024	4,447	$—	$101,657	$(148,451)	$(46,794)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,915)	$(36,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,636	126,533
Depreciation for early lease purchase options (buyouts)	29,061	25,784
Depreciation for impaired leases	24,962	22,019
Change in fair value of warrants and other non-cash items	(256)	(807)
Stock-based compensation	5,759	7,034
Loss on partial extinguishment of debt	—	2,391
Amortization of debt discount	3,104	2,760
Amortization of debt issuance costs, net	220	277
Accrued PIK interest expense	1,440	1,555
Amortization of right-of-use assets	318	355
Changes in operating assets and liabilities:
Property held for lease	(201,189)	(183,695)
Prepaid expenses and other current assets	(2,053)	3,610
Litigation insurance reimbursement receivable	5,000	(5,000)
Accounts payable	588	(361)
Accrued liabilities	(6,775)	4,419
Accrued litigation settlement	(7,055)	12,000
Lease liabilities	(288)	(387)
Unearned revenues	(126)	765
Net cash used in operating activities	(32,569)	(17,414)
Cash flows from investing activities:
Purchases of property and equipment	(54)	(20)
Additions to capitalized software	(1,249)	(954)
Net cash used in investing activities	(1,303)	(974)
Cash flows from financing activities:
Proceeds from revolving line of credit	34,421	14,297
Principal repayments on revolving line of credit	(12,406)	(11,551)
Principal repayment on term loan	—	(25,000)
Payments of deferred financing costs	—	(34)
Repurchases of restricted stock	(613)	(355)
Proceeds from exercise of stock options	211	1
Net cash provided by (used in) financing activities	21,613	(22,642)
Net (decrease) in cash, cash equivalents and restricted cash	(12,259)	(41,030)
Cash and cash equivalents and restricted cash at beginning of period	28,811	69,841
Cash and cash equivalents and restricted cash at end of period	$16,552	$28,811

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,709	$13,014
Cash paid for income taxes	$270	$206
Deferred financing costs included in accrued liabilities	$—	$481
Issuance of warrants to purchase common stock in connection with debt refinancing	$—	$4,060
Issuance of common stock in connection with litigation settlements	$1,756	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$471
Cash paid for operating leases	$359	$513
See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business— Katapult Holdings, Inc.(“Katapult” or the “Company”) is a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime consumers. Through the Company's POS integrations and innovative mobile app featuring Katapult Pay, consumers who may be unable to access traditional financing can shop a growing network of merchants.
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
Subsidiaries— The consolidated financial statements of Katapult Holdings, Inc. includes the accounts of the Company and its wholly owned subsidiaries Katapult Intermediate Holdings LLC (formerly known as Keys Merger Sub 2, LLC), a Delaware limited liability company formed in December 2020, Katapult Group, Inc. (formerly known as Cognical, Inc.), a Delaware corporation incorporated in March 2012, and Katapult SPV-1 LLC, a Delaware limited liability company formed in March 2019. Legacy Katapult was incorporated in the state of Delaware in 2016. Katapult Group originates all of the Company's lease agreements with customers.
Basis of Presentation— The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. For the years ended December 31, 2024 and 2023, the Company had no items of other comprehensive income. Accordingly, net loss equals comprehensive loss.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates— The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The most significant estimates relate to property held for lease and the related depreciation method, impairments, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other risk-based factors. Changes in estimates are reflected in reported amounts in the period in which they become known. Actual results could differ from those estimates.

Segment Information— The Company is a single segment business, which provides lease payment options to consumers to obtain durable goods from omnichannel and e-commerce partners. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment.

Concentration of Credit Risk— The Company's concentration of credit risk consists primarily of cash. A portion of the Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of December 31, 2024 and 2023, the Company did not have any customers that accounted for 10% or more of outstanding gross accounts receivable or total revenue during the years ended December 31, 2024 and 2023. Customer leases with the Company's largest merchant, Wayfair Inc., represented more than 10% of our total revenue for the years ended December 31, 2024 and 2023.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Cash and Cash Equivalents— As of December 31, 2024 and 2023, cash consists primarily of checking and savings deposits. The Company holds certain cash equivalents, which consist of highly liquid investments with original maturities of three months or less at the time of purchase.
Restricted Cash— The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of December 31, 2024 and 2023 consists primarily of customer lease payments received into a collection account pending release by the Company's lender. Restrictions are released on a weekly basis pursuant to completion of waterfall and borrowing base requirements. All of the Company’s restricted cash is classified as current due to its short-term nature.
The reconciliation of cash, cash equivalents and restricted cash is as follows:

	December 31,
	2024	2023

Cash and cash equivalents	$3,465	$21,408
Restricted cash	13,087	7,403
Total cash, cash equivalents and restricted cash	$16,552	$28,811
Property Held for Lease, Net of Accumulated Depreciation and Impairment— Property held for lease consists of furniture, mattresses, customer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to customers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The renewal periods of the initial lease term of the agreement are typically 12 or 18 months. Customers may terminate a lease agreement at any time without penalty. The average customer continues to lease the property for approximately 8 months because the customer either exercises the early lease-purchase option (buyout) or terminates the lease-purchase agreement prior to the end of the 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.

Property held for lease is recorded at cost, excluding shipping costs, and is carried at net book value. Depreciation for property held for lease is determined using the income forecasting method and is included within cost of revenue. The Company’s income forecasting method evaluates the patterns of the Company’s historical property held for lease portfolio to apply depreciation rates to the Company’s current property held for lease portfolio. Property held for lease is depreciated in the proportion of expected rents received to total expected rents to be received based on the Company’s historical data of lease performance. The utilization of rental merchandise occurs during periods of rental and directly coincides with the pattern of rental revenue receipts over the rental purchase agreement period. The Company also considers other qualitative factors, such as current and forecasted customer payment trends, and other risk-based factors as a component of its forecasting methodology.

The Company provides for impairment for the undepreciated balance of the property held for lease assuming no salvage value with a corresponding charge to cost of revenue. The provision for write-offs represents estimated losses based on historical results, which are incurred but not yet identified. Actual write-offs may differ from this estimate.

The Company applies its depreciation to property held for lease as follows: (1) typical depreciation based on historical patterns of customer payments when an item is leased for the full lease duration; (2) accelerated depreciation for impaired leases, based on historical patterns of lease impairment, and (3) accelerated depreciation for leases where an early purchase option (buyout) is exercised, based on historical patterns of lease buyouts.
The Company accelerates depreciation equal to the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue based on historical trends, such that the recorded amount closely approximates current actual buyouts during the period. The Company periodically evaluates fully depreciated property held for lease, net and when it is determined there is no future economic benefit, the cost of the assets are written off and the related accumulated depreciation is reversed.
There are uncertainties involved when recognizing expenses related to property held for lease due to the subjective nature of the income forecasting method and depreciation method, which could vary from actual results.
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
Rental Revenue— Lease-purchase agreements, which comprise the majority of total revenue, fall within the scope of ASC 842, Leases under lessor accounting and revenue is recognized in the period it is earned and cash is collected. Property held for lease is leased to customers pursuant to lease-purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early lease-purchase option (buyout), or by completing all lease renewal payments, generally over 12 or 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty, in accordance with the lease term. Amounts received from customers who elect early lease-purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the period in which the revenue is earned. Rental revenue also includes an initial agreed-upon amount for executing customer lease-purchase agreements. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the lease term.
Revenues from leases that originated from merchants with a direct or waterfall integration are generally recorded net of sales taxes as sales tax is collected from each customer's lease payment and a sales tax payable is recorded for remittance to the respective state. For Katapult Pay transactions, all sales tax is paid by the Company upon purchase of the goods and is recorded in the cost basis of the capitalized property held for lease. Revenue is recognized for leases originating through Katapult Pay in the period it is earned and cash is collected.

Other Revenue— Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships. The sale of property held for lease is considered recurring and ordinary in nature to the Company’s business, and as such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. The payment terms require a fixed amount paid upfront by the third-party buyer based on a negotiated percentage of the collectible value of the unpaid balance of the delinquent leases being sold and is not subject to future adjustments or recourse provisions.. Revenue from such sales is recognized at the point in time when control of the remaining unpaid delinquent lease balances and lease agreements are transferred to the third party buyer, which occurs upon execution of the sale agreement and receipt of consideration. Other revenue of $3.2 million and $3.2 million was recognized for the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation— In accordance with ASC 718, compensation expense related to stock-based awards are measured and recorded based on the fair value of those awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. The Company historically used the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock option awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The Company has not issued any stock options during the years ended December 31, 2024 or December 31, 2023. Forfeitures are accounted for as they are incurred.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.
Net Loss Per Share— The Company calculates basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities.
Under the two-class method, basic net loss per share available to stockholders is calculated by dividing the net loss available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share available to stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders during the years ended December 31, 2024 and 2023, respectively.
Fair Value Measurements— Certain assets and liabilities are required to be carried at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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

Advertising— The Company expenses advertising costs as incurred. Total advertising costs were $0.5 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively, and are classified within operating expenses in the consolidated statements of earnings.

Recently Adopted Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
reportable segments’ significant expenses on an interim and annual basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07 was adopted during the fourth quarter of 2024. Refer to Note 12, Segment Reporting.

Recent Accounting Pronouncements Not Yet Adopted— In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU will improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This update is effective for public entities for annual periods beginning after December 15, 2024 with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this ASU.

In November 2024, the FASB issues ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This update is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2024-03.
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT

Property held for lease, net of accumulated depreciation and impairment consists of the following:

	December 31,
	2024	2023
Property held for lease	$300,603	$290,808
Less: accumulated depreciation and impairment	(233,518)	(231,473)
Property held for lease, net	$67,085	$59,335
The table below details the cost of revenue for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Depreciation expense for property held for lease over the lease term	$139,416	$125,401
Depreciation for early lease purchase options (buyouts)	29,061	25,784
Depreciation for impaired leases	24,962	22,019
Other (1)	7,984	6,677
Total cost of revenue	$201,423	$179,881
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.

4.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET

Capitalized software and intangible assets, net consists of the following:

	December 31,
	2024	2023
Capitalized software	$4,794	$3,545
Domain name	16	16
	4,810	3,561
Less: accumulated amortization	(2,734)	(1,642)
Capitalized software and intangible assets, net	$2,076	$1,919

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Amortization expense for capitalized software and intangible assets of $1,092 and $882 was recognized for the years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expenses in our consolidated statements of operations and comprehensive loss.
The following table summarizes estimated future amortization expense of capitalized software, exclusive of software not yet placed in service, as of December 31, 2024:

Year	Future Amortization Expense of Capitalized Software
2025	864
2026	548
2027	238
$1,650
As of December 31, 2024 and 2023, $410 and $581 of capitalized software was not yet placed in service, respectively and such amounts are excluded from the table above.
5.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	December 31,
	2024	2023
Bonus accrual	$4,205	$4,183
Sales tax payable	8,608	14,527
Unfunded lease payable	2,447	3,578
Interest payable	248	140
Other accrued liabilities	1,864	1,718
Total accrued liabilities	$17,372	$24,146
6.DEBT, LIQUIDITY & GOING CONCERN

On March 6, 2023, the Company entered into the 15th amendment to the loan and security agreement (as amended, the “15th Amendment” to the “Credit Agreement”) with Midtown Madison Management LLC, as agent for various funds of Atalaya Capital Management (the "Lender"). As of September 30, 2024, Atalaya was acquired by Blue Owl Capital Inc. As part of the amendment, the maturity date of the RLOC and the Term Loan was extended to June 4, 2025 and the commitments under the RLOC were reduced to $75 million from $125 million. The interest rate for interest paid-in-kind (“PIK”) on the Term Loan (as defined in the 15th Amendment) is (A) if Liquidity is greater than $25 million, 4.5% or (B) if Liquidity is less than $25 million, 6%.The spread on the RLOC was increased to 8.5% from 7.5%, while the spread on the Term Loan remained at 8.0%. Additionally, effective April 1, 2023, the Secured Overnight Financing Rate (“SOFR”) replaced the London Interbank Offered Rate (“LIBOR”), plus a 0.10% credit adjustment spread, for both the RLOC and the Term Loan’s benchmark rate for interest rate calculations. As of December 31, 2024, the interest rates for the RLOC and Term Loan were 13.1% and 18.6%, respectively, (which includes the 6% interest rate applicable to PIK with respect to the Term Loan).

In connection with the 15th Amendment, the Company repaid $25 million of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, the Company issued a warrant to purchase an additional 80,000 shares of its common stock at an exercise price of $0.25 per share which vested on March 5, 2024. In conjunction with the 15th Amendment, the Company incurred a loss on partial extinguishment of debt of $2.4 million during the year ended December 31, 2023. The loss on partial extinguishment of debt is attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $25 million of outstanding principal on the Term Loan.

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

On November 21, 2024, the Company entered into the 17th Amendment to the Credit Agreement with the Lender (the "17th Amendment"). Commitments under the RLOC were increased to $90 million from $75 million to primarily provide funding for leases as well as general corporate needs. Additionally, the Lender may provide up to $10 million (the “Uncommitted Amount”) in Revolving Advances, in excess of the Revolving Loan Commitment, following a request from the Borrowers and subject to the other terms and conditions set forth within the agreement.

A reconciliation of the outstanding principal to the carrying amount of the RLOC is as follows:

	December 31,
	2024	2023
Principal balance	$82,758	$60,744
Less: Unamortized issuance costs	(176)	(397)
Total carrying amount	$82,582	$60,347

The issuance costs are amortized over the life of the RLOC and included in interest expense and other fees in the consolidated statements of operations and comprehensive loss.

A reconciliation of the outstanding principal to the carrying amount of the Term Loan is as follows:

	December 31,
	2024	2023
Principal balance	$25,000	$25,000
PIK	6,780	5,340
Less: Unamortized debt discount and issuance costs	(1,733)	(4,837)
Total carrying amount	$30,047	$25,503
Amortization expense related to the Term Loan discount and issuance costs of $3.1 million and $2.8 million was recorded for the years ended December 31, 2024 and 2023, respectively. Amortization of debt discount and issuance costs is included in interest expense and other fees in the consolidated statements of operations and comprehensive loss.
The RLOC and Term Loan are also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants.

As noted above, the RLOC and Term Loan maturity dates were June 4, 2025. Due to the maturity date being less than one year from the balance sheet date of December 31, 2024, debt is classified as a current liability in the consolidated balance sheet as of December 31, 2024.

Liquidity & Going Concern

The Company’s financing generally consists of cash from leases and borrowings under the RLOC, which is fully collateralized by the Company’s assets. As of March 24, 2025, the Company had a combined principal balance outstanding of $108.8 million under the RLOC and term loan, both of which mature within 12 months of the date that these financial statements are issued. Both loans were previously refinanced on March 6, 2023 to extend the maturity date from December 4, 2023 to June 4, 2025.

As of March 24, 2025, the Company had total cash on hand of $14.5 million, including $7.3 million of unrestricted cash. The Company anticipates that it will not have sufficient cash available to repay the loans at maturity and is currently seeking to

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
refinance the loans prior to maturity in June 2025, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management plans to address this uncertainty by refinancing the loans. No adjustments have been made to the carrying amounts of assets or liabilities, as the Company intends to refinance the loans prior to the maturity on June 4, 2025. However, there can be no assurance that the Company will be able to secure such financing prior to that date or at all.
7.STOCK-BASED COMPENSATION
As of December 31, 2024, the Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).
2014 Plan
In accordance with the 2014 Plan, the board of directors could grant equity awards to officers, employees, directors and consultants for common stock. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years. No equity awards have been granted under the 2014 Plan since October 2020 and no new equity awards are expected to be granted under the 2014 Plan.
Stock Options
A summary of the status of the stock options under the 2014 Plan as of December 31, 2024, and changes during the year is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2023	322,405	$7.30	5.3	$1,539
Granted	—	—
Exercised	(44,473)	4.75
Forfeited	—	—
Expired	(21,243)	16.77
Balance - December 31, 2024	256,689	$6.96	4.4	$415
The total intrinsic value of stock options exercised during the year ended December 31, 2024 was $0.3 million.

2021 Plan
On June 9, 2021, the approved 2021 Plan became effective.
In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSA”), restricted stock unit awards (“RSU”) and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based and/or performance-based vesting conditions. Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant. Awards granted under the 2021 Plan generally vest over one to four years. As of December 31, 2024, the total number of common stock authorized for issuance under the 2021 Plan is 639,467.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The following tables summarizes the Company’s RSA activity under the 2021 Plan during the year ended December 31, 2024:

	Stock Options				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
Balance - December 31, 2023	13,865	$261.25	7.5	$—	278,290	$34.05
Granted	—	—			181,270	15.75
Exercised / Vested	—	—			(164,944)	32.93
Forfeited	—	—			(29,804)	28.67
Balance - December 31, 2024	13,865	$261.25	6.5	$—	264,812	$22.83

Stock-Based Compensation Expense—Stock-based compensation expense of $5.8 million and $7.0 million was recognized for the years ended December 31, 2024 and 2023, respectively. Stock-based compensation expense is included in operating expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024, there was $4.5 million of unrecognized compensation costs. This amount is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of vested RSUs as of their respective vesting dates was $2.4 million.

Shares Available For Future Issuance—At December 31, 2024, there were 120,532 shares available for issuance by the Company under the 2021 Plan.
8.INCOME TAXES

The Company recorded a federal income tax loss fully related to its U.S.-based jurisdictions for the years ended December 31, 2024 and 2023, respectively. As a full valuation allowance is recorded against all of the deferred tax assets, the Company did not record a federal provision for income tax or benefits during the years ended December 31, 2024 and 2023, respectively. The provision for income taxes for the year ended December 31, 2024 relates primarily to state income taxes.
A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	(4.0%)	6.3%
Change in valuation allowance	(17.6%)	(24.4%)
Warrant remeasurement	—%	0.5%
Stock compensation	(1.7%)	(3.6%)
Permanent differences	(0.8%)	(0.2%)
Other, net	2.5%	—%
Effective tax rate	(0.6%)	(0.4%)

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Accruals and reserves	$1,811	$3,309
Federal, state and local net operating loss carryforwards	30,814	32,441
Stock compensation	1,183	914
Section 163(j) interest carryforward	11,281	8,747
Lease liabilities	158	231
Total deferred tax asset before valuation allowance	45,247	45,642
Valuation allowance	(44,495)	(39,968)
Deferred tax asset - net of valuation allowance	752	5,674
Deferred tax liabilities:
Right-of-use assets	(144)	(224)
Depreciation & amortization	(608)	(5,450)
Total deferred tax liabilities	(752)	(5,674)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2024 and 2023, the Company had a U.S. federal net operating loss carryforward of $124.8 million and $134.1 million, respectively. As of December 31, 2024 and 2023, the Company has state net operating loss (“NOL”) carryforwards of $91.0 million and $94.1 million, respectively. Of the $124.8 million of Federal NOL carryforwards, $22.6 million begins to expire in 2033 and $102.2 million may be carried forward indefinitely. The state net operating loss carryforwards begin to expire in 2025.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024 and 2023.
Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company conducted a high level ownership analysis under IRC Section 382 based upon publicly available information as of December 31, 2024 and determined that there was an ownership change in relation to the De-SPAC transaction on June 6, 2021. This ownership change generates a limit on the pre-change tax attributes, though this limit has not resulted in any NOL or other tax attributes being written off, as the limit far exceeds the Company's projected near term utilization. There has likely been no additional ownership change since the De-SPAC transaction, but the Company will continue to monitor moving forward as any additional change could result in a further limitation on the utilization of the Company's tax attributes..
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024 and 2023, we have not recorded any uncertain tax positions in our financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2021, to the present.
9.NET LOSS PER SHARE

As discussed in Note 6, on March 6, 2023, in connection with the 15th amendment to the Credit Agreement, the Company issued a warrant to purchase up to 80,000 shares of the Company common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, the Company issued a warrant to purchase an additional 80,000 shares of its common stock at an exercise price of $0.25 per share which is vested. The warrants are considered exercisable for 160,000 shares for little to no consideration and the shares are therefore included in basic shares outstanding at their issuance date.

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

	Year Ended December 31,
	2024	2023
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	270,554	336,270
Unvested restricted stock units	264,812	278,290
Total common stock equivalents	1,048,666	1,127,860
10.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has accrued liabilities related to such obligations in the consolidated financial statements when estimable and probable, as of December 31, 2024 and 2023.

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

On October 7, 2024, the Company reached a settlement with DCA to resolve any and all disputes that exist between the two parties for total consideration of $3.0 million with half paid on October 11, 2024 and the remainder paid over the next two years. On October 14, 2024, the case was formally discontinued, with prejudice. The Company recognized $0.75 million in estimated loss in accrued litigation settlement liability for the payments that are due within one year from December 31, 2024 and $0.75 million in other liabilities for the installment payments that are due after December 31, 2025 in its consolidated balance sheet as of December 31, 2024. The Company recognized $3.0 million in operating expenses in its consolidated statement of operations for the year ended December 31, 2024.

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

In December 2023, the Company and the plaintiffs in both the New York and Delaware class action lawsuits entered into mediation in an attempt to resolve the pending litigation. After several rounds of mediated discussions, all parties have accepted the mediator's recommendation to settle the class action lawsuits. Although the settlement negotiations are ongoing, given the status of the settlement discussions, we were required under U.S. GAAP to record a liability related to the potential settlement. Accordingly, the Company recorded a contingent liability of $12,000 in accrued litigation settlement in current liabilities in its consolidated balance sheet as of December 31, 2023. The Company also recorded a $5,000 litigation insurance reimbursement receivable in current assets in its consolidated balance sheet as of December 31, 2023, which the insurer agreed to pay. The Company recorded a $7,000 litigation expense, net in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2023, which is net of the $5,000 litigation insurance reimbursement.

On May 20, 2024, the Company reached an agreement in principle to settle the New York Action and Delaware Action for total consideration of $12.0 million, comprised of: (1) a cash component of $8.5 million of which $5,000 was paid by the insurer; and (2) an additional component of $3.5 million comprised of the Company’s common stock (the “Settlement Shares”) and/or cash. On July 3, 2024, the parties executed Stipulations of Settlement. In agreeing to settle, neither the Company nor any of the individual defendants made any admission of liability.

Pursuant to the settlement, on August 7, 2024, the Company paid $1.725 million into an escrow account for the Delaware plaintiffs. On October 10, 2024, the Delaware Court of Chancery approved the settlement of the Delaware Action, dismissing all claims asserted with prejudice. At that time, the Company determined the number of Settlement Shares for the Delaware Action (the “Delaware Settlement Shares”) is 275,845 shares which was calculated by dividing $2.8 million by the volume-weighted average per share price (“VWAP”) of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the hearing held on October 10, 2024 for the final approval for the Delaware Action (the “Delaware Settlement Hearing VWAP”). 167,797 of the Delaware Settlement Shares were released to the Delaware plaintiffs on October 24, 2024. 108,048 of the Delaware Settlement Shares are considered the “Delaware Excess Settlement Shares.” The Company may either deliver the Delaware Excess Settlement Shares or pay in cash the full value of the Delaware Excess Settlement Shares, calculated by multiplying the number of Delaware Excess Settlement Shares by the Delaware Settlement Hearing VWAP. The Delaware Excess Settlement Shares or cash are due in two equal installments to be made on April 10, 2025 and October 10, 2025.

Pursuant to the settlement, on August 20, 2024, the Company paid $1.775 million into an escrow account for the New York plaintiffs. On December 13, 2024, the District Court of the Southern District of New York approved the settlement of the New York Action, dismissing all claims asserted with prejudice. At that time, the Company determined the number of Settlement Shares for the New York Action (the “New York Settlement Shares”) is 103,424 shares which was calculated by dividing $0.725 million by the VWAP of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the hearing held on December 13, 2024 for the final approval for the New York Action (the “New York Settlement Hearing VWAP”). 43,839 of the New York Settlement Shares were released to the New York plaintiffs on December 20, 2024. 59,585 of the New York Settlement Shares are considered the “New York Excess Settlement Shares.” The Company may either deliver the New York Excess Settlement Shares or pay in cash the full value of the New York Excess Settlement Shares, calculated by multiplying the number of New York Excess Settlement Shares by the New York Settlement Hearing VWAP. The New York Excess Settlement Shares or cash are due in two equal installments to be made on June 13, 2025 and December 13, 2025.

The Company recognized $1.45 million in estimated loss in accrued litigation settlement liability for the payments that are due within one year from December 31, 2024.

FlexShopper Litigation

On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a complaint against Katapult in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges patent infringement and seeks an injunction as well as

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
damages for alleged lost profits and willfulness. On December 20, 2024, the Company filed a Motion to Dismiss all claims. The Company has not recorded any loss contingencies associated with this litigation as loss is not probable and the amount is not reasonably estimable as of December 31, 2024. The Company intends to vigorously defend this case.
11.FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash, accounts payable, accrued expenses, warrant liability, the RLOC, and the Term Loan. The Company believes that the carrying amounts of its financial instruments including cash, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments. The consolidated financial statements also include level 3 fair value measurements of private common stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company’s financial instruments.
RLOC and Term Loan

	December 31, 2024		December 31, 2023
	Carrying amount	Fair value	Carrying amount	Fair value
RLOC	$82,582	$84,422	$60,347	$64,631
Term Loan	30,047	33,151	25,503	33,900
	$112,629	$117,573	$85,850	$98,531
The estimated fair values of the Company’s RLOC and Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

Warrant Liability

	Warrant liability - Public (Level 1) & Private Warrants (Level 3)
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2023	$93	$—	$2	$95
Change in fair value	(17)	—	—	(17)
Balance at December 31, 2024	$76	$—	$2	$78

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

12.SEGMENT REPORTING

The Company is a U.S. domiciled business, with operations in 46 states and the District of Columbia, providing lease payment options to consumers to obtain durable goods from omnichannel and e-commerce partners. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment. A significant portion of the Company’s transaction volume is with a limited number of merchants, including most significantly, Wayfair Inc. Customer leases from property held for lease purchased at Wayfair accounts for more than 10% of the Company's revenue. The accounting policies for this segment are the same as those described in the summary of significant accounting policies and the measure of segment assets is reported on the consolidated balance sheet as total assets.

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requires the Company to disclose information about the reportable segments’ significant revenues and expenses reviewed by the chief operating decision maker (“CODM”). The Company’s CODM is the chief executive officer, Orlando Zayas. The CODM manages the business activities on a consolidated basis and measures the profitability of the Company's single reporting segment using net loss, a measure that is also reported on the Consolidated Statement of Operations and Comprehensive Loss. Net loss is used by the CODM to evaluate results and is considered in determining capital allocation. The CODM considers net loss to evaluate the performance of assets in deciding where to invest into the business, such as in areas such as technology, resources, or other growth initiatives. Net loss is also used to monitor budget versus actual results.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The significant segment expenses reviewed by the CODM include cost of revenue, interest expense on the RLOC and term loan, and other operating expenses. Cost of revenue is primarily comprised of depreciation expense on property held for lease, including impairment expense and accelerated depreciation on early lease-purchase options (buyouts) and other variable expenses such as call center fees. Operating expenses include general and administrative expenses, underwriting, processing fees, stock compensation and other depreciation. There are no other segment items.

Revenues from external customers, cost of revenue, interest income, and income tax expense/benefit can be found in the Consolidated Statements of Operations and Comprehensive Loss. Accumulated depreciation and impairment in included in Note 3, Property Held for Lease, Net of Accumulated Depreciation and Impairment. Significant noncash items other than depreciation and amortization expense are included in the Consolidated Statement of Cash Flows. Interest expense on the RLOC and term loan was $18.9 million and $17.8 million for the years ended December 31, 2024 and 2023, respectively.
13.SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these consolidated financial statements.

On February 20, 2025, the Company entered into the 18th amendment to the loan and security agreement with the Lender (“the 18th amendment”). As part of the amendment, certain financial covenants, including the Minimum Liquidity and Total Advance rate were updated in addition to waiving any Default or Event of Default arising from any Borrowing Base Certificate delivered prior to February 20, 2025.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024.

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

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by COSO. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Remediation of a Prior Material Weaknesses

As previously disclosed in Item 9A. Control and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2023, our independent registered public accounting firm identified deficiencies in the design and implementation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

To address the material weaknesses previously reported, we implemented the following measures:

•Hired more experienced accounting and auditing personnel including key hires such as the Chief Accounting Officer and the Vice President of Internal Audit and brought the internal audit function in-house;
•Implemented processes and controls to ensure that journal entries and reconciliations are prepared and reviewed by the appropriate person with the necessary U.S. GAAP knowledge; and
•Improved documentation of accounting policies and procedures

We completed the documentation and testing of the corrective actions describe above and, as of December 31, 2024, we determined that the remediation measures implemented are sufficient to conclude that the previously disclosed material weaknesses have been remediated as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption as a smaller reporting company and non-accelerated filer with a public float of less than $75 million as of June 30, 2024.

Changes in Internal Control Over Financial Reporting
Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

During the year ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

10.6#
Amended and Restated Employment Agreement, by and between the Company and Chandra Chopra dated as of September 3, 2021 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.7#
Amended and Restated Employment Agreement, by and between the Katapult Holdings, Inc. and Fangqui Sun dated as of September 3, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.8#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the SEC on June 15, 2021).
10.9#	Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).
10.10#
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

10.20#
Employment Agreement by and between Katapult Holdings, Inc. and Nancy Walsh dated as of February 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on March 1, 2023).

10.21#
First Amendment to Employment Agreement by and between Katapult Holdings, Inc. and Nancy Walsh dated as of May 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 24, 2024).

10.22
Loan and Security Agreement, dated as of May 14, 2019, by and among Katapult SPV-1 LLC, Cognical, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.23
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

10.32
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

10.33
Eleventh Amendment and Joinder to Loan and Security Agreement and Consent, dated as of July 1, 2021, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.34
Twelfth Amendment to Loan and Security Agreement, dated as of December 15, 2021, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Katapult Holdings, Inc. filed with the SEC on December 17, 2021).

10.35
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

10.37†
Fifteenth Amendment to Loan and Security Agreement, dated as of March 6, 2023, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.38
Limited Waiver and Sixteenth Amendment to Loan and Security Agreement, dated as of April 23, 2024, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the Year Ended December 31, 2023, filed with the SEC on April 24, 2024).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10.39
Seventeenth Amendment to Loan and Security Agreement, dated as of November 21, 2024, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC, as administrative, payment and collateral agent and lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 26, 2024).

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

10.43
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

19.1*	Insider Trading Policies
21.1	Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of Katapult Holdings, Inc. filed with the SEC on June 30, 2021).
23.1*	Consent of Grant Thornton.
24.1*	Power of Attorney (included in the signature page hereof).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Katapult Holdings, Inc. Compensation Recoupment Policy, dated November 3, 2023 (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the Year Ended December 31, 2023, filed with the SEC on April 24, 2024).

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2025.

KATAPULT HOLDINGS, INC.

By:	/s/ ORLANDO ZAYAS
Orlando Zayas
Chief Executive Officer (Principal Executive Officer)

/s/ NANCY WALSH
Nancy Walsh
Chief Financial Officer (Principal Financial Officer)

/s/ KAITLIN FOLAN
Kaitlin Folan
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

Signature	Title	Date

/s/ BRIAN HIRSCH Brian Hirsch	Chairman of the Board and Director	March 28, 2025

/s/ ORLANDO ZAYAS Orlando Zayas	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2025

/s/ NANCY WALSH Nancy Walsh	Chief Financial Officer (Principal Financial Officer)	March 28, 2025

/s/ KAITLIN FOLAN Kaitlin Folan	Chief Accounting Officer (Principal Accounting Officer)	March 28, 2025

/s/ DON GAYHARDT Don Gayhardt	Director	March 28, 2025

/s/ CHRIS MASTO Chris Masto	Director	March 28, 2025

/s/ JOYCE PHILLIPS Joyce Phillips	Director	March 28, 2025

/s/ JANE J. THOMPSON Jane J. Thompson	Director	March 28, 2025