Form 10-Q
period 2025-03-31
Katapult Holdings, Inc.
filed 2025-05-15
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of May 12, 2025: 4,537,568

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
•meeting future liquidity requirements and complying with restrictive covenants related to indebtedness;
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
March 31, 2025

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,965	$3,465
Restricted cash	8,346	13,087
Property held for lease, net of accumulated depreciation and impairment (Note 3)	66,913	67,085
Prepaid expenses and other current assets	4,445	6,731
Total current assets	85,669	90,368
Property and equipment, net	244	253
Capitalized software and intangible assets, net	2,155	2,076
Right-of-use assets, non-current	376	383
Security deposits	91	91
Total assets	$88,535	$93,171
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,040	$1,491
Accrued liabilities (Note 4)	18,945	17,372
Accrued litigation settlement (Note 9)	2,199	2,199
Unearned revenue	5,711	4,823
Revolving line of credit, net (Note 5)	77,663	82,582
Term loan, net, current (Note 5)	31,490	30,047
Lease liabilities	129	179
Total current liabilities	139,177	138,693
Lease liabilities, non-current	431	444
Other liabilities	614	828
Total liabilities	140,222	139,965
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,483,544 and 4,446,540 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	102,452	101,657
Accumulated deficit	(154,139)	(148,451)
Total stockholders' deficit	(51,687)	(46,794)
Total liabilities and stockholders' deficit	$88,535	$93,171

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Rental revenue	$71,078	$64,142
Other revenue	868	919
Total revenue	71,946	65,061
Cost of revenue	57,597	48,573
Gross profit	14,349	16,488
Operating expenses	14,885	12,688
Income (loss) from operations	(536)	3,800
Interest expense and other fees	(5,144)	(4,527)
Interest income	57	324
Change in fair value of warrant liability	(36)	(162)
Loss before income taxes	(5,659)	(565)
Provision for income taxes	(29)	(5)
Net loss	$(5,688)	$(570)

Weighted average common shares outstanding - basic and diluted	4,618	4,242

Net loss per common share - basic and diluted	$(1.23)	$(0.13)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2024	4,447	$—	$101,657	$(148,451)	$(46,794)
Net loss	—	—	—	(5,688)	(5,688)
Vesting of restricted stock units	62	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(25)	—	(271)	—	(271)
Stock-based compensation expense	—	—	1,066	—	1,066
Balances at March 31, 2025	4,484	$—	$102,452	$(154,139)	$(51,687)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2023	4,073	$—	$94,544	$(122,536)	$(27,992)
Net loss	—	—	—	(570)	(570)
Vesting of restricted stock units	55	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(22)	—	(312)	—	(312)
Stock-based compensation expense	—	—	1,391	—	1,391
Balances at March 31, 2024	4,106	$—	$95,623	$(123,106)	$(27,483)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(5,688)	$(570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,392	34,026
Depreciation for early lease purchase options (buyouts)	9,664	7,613
Depreciation for impaired leases	6,632	5,636
Change in fair value of warrants and other non-cash items	36	162
Stock-based compensation	1,066	1,391
Amortization of debt discount	963	669
Amortization of debt issuance costs, net	88	66
Accrued PIK interest expense	480	347
Amortization of right-of-use assets	76	76
Changes in operating assets and liabilities:
Property held for lease	(55,185)	(45,249)
Prepaid expenses and other current assets	2,217	1,029
Accounts payable	1,549	754
Accrued liabilities	1,573	(4,123)
Accrued litigation	(250)	—
Lease liabilities	(63)	(55)
Unearned revenues	888	208
Net cash provided by operating activities	3,438	1,980
Cash flows from investing activities:
Purchases of property and equipment	(24)	—
Additions to capitalized software	(377)	(126)
Net cash used in investing activities	(401)	(126)
Cash flows from financing activities:
Proceeds from revolving line of credit	5,128	10,058
Principal repayments on revolving line of credit	(10,135)	(2,840)
Repurchases of restricted stock	(271)	(312)
Net cash (used in) provided by financing activities	(5,278)	6,906
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,241)	8,760
Cash and cash equivalents and restricted cash at beginning of period	16,552	28,811
Cash and cash equivalents and restricted cash at end of period	$14,311	$37,571

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,661	$3,382
Cash paid for income taxes	$—	$112
Cash paid for operating leases	$111	$82

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
Subsidiaries— The condensed consolidated financial statements of Katapult include the accounts of the Company and its wholly owned subsidiaries Katapult Intermediate Holdings LLC (formerly known as Keys Merger Sub 2, LLC), a Delaware limited liability company formed in December 2020, Katapult Group, Inc. (formerly known as Cognical, Inc.), a Delaware corporation incorporated in March 2012, Katapult SPV-1 LLC, a Delaware limited liability company formed in 2019, and Katapult SPV-2 LLC, a Delaware limited liability company formed in 2025. Legacy Katapult was incorporated in the state of Delaware in 2016. Katapult Group originates all of the Company's lease agreements with customers.
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Revenues from leases that originated from merchants are generally recorded net of sales taxes as sales tax is collected from each customer's lease payment and a sales tax payable is recorded for remittance to the respective state. Revenue is recognized for leases in the period it is earned and cash is collected. For Katapult Pay transactions, all sales tax is paid by the Company upon purchase of the goods and is recorded in the cost basis of the capitalized property held for lease.
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

Property held for lease is recorded at cost, excluding shipping costs, and is carried at net book value. Depreciation for property held for lease is determined using the income forecasting method and is included within cost of revenue. The Company’s income forecasting method evaluates the patterns of the Company’s historical property held for lease portfolio to apply depreciation rates to the Company’s current property held for lease portfolio. Property held for lease is depreciated in the proportion of expected rents received to total expected rents to be received based on the Company’s historical data of lease performance. The utilization of rental merchandise occurs during periods of rental and coincides with the pattern of rental revenue receipts over the rental purchase agreement period. The Company also considers other qualitative factors, such as current and forecasted customer payment trends, and other risk-based factors as a component of its forecasting methodology.

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

Other Revenue— Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships. The sale of property held for lease is considered recurring and ordinary in nature to the Company’s business, and as such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. The payment terms require a fixed amount paid upfront by the third-party buyer based on a negotiated percentage of the collectible value of the unpaid balance of the delinquent leases being sold and is not subject to future adjustments or recourse provisions. Revenue from such sales is recognized at the point in time when control of the remaining unpaid delinquent lease balances and lease agreements are transferred to the third party buyer, which occurs upon execution of the sale agreement and receipt of consideration. Other revenue of $0.9 million and $0.9 million was recognized for the three months ended March 31, 2025 and 2024, respectively.

Concentration of Credit Risk— The Company’s concentration of credit risk consists primarily of cash. A portion of the Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of March 31, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of total revenue during the three months ended March 31, 2025 and 2024. Customer leases originated through

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

the Company's largest merchant, Wayfair Inc., represented more than 10% of our total revenue for the three months ended March 31, 2025 and 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the date of adoption for ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2024-03.

3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT

Property held for lease, net of accumulated depreciation and impairment consists of the following:

	March 31,	December 31,
	2025	2024
Property held for lease	$173,540	$300,603
Less: accumulated depreciation and impairment	(106,627)	(233,518)
Property held for lease, net	$66,913	$67,085
The table below details the cost of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Depreciation expense for property held for lease over the lease term	$39,061	$33,760
Depreciation for early lease purchase options (buyouts)	9,664	7,613
Depreciation for impaired leases	6,632	5,636
Other (1)	2,240	1,564
Total cost of revenue	$57,597	$48,573
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.
4.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	March 31,	December 31,
	2025	2024
Bonus accrual	$5,608	$4,205
Sales tax payable	8,116	8,608
Unfunded lease payable	2,911	2,447
Interest payable	157	248
Other accrued liabilities	2,153	1,864
Total accrued liabilities	$18,945	$17,372

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

5.DEBT & LIQUIDITY
Debt

On May 14, 2019, Katapult SPV-1 LLC, as borrower (“Katapult SPV-1” or the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) and the Company (as joined by certain Ninth Amendment and Joinder dated as of December 4, 2020) entered into a Credit Agreement with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya” and the “Lenders”, respectively), for a revolving line of credit (as amended, the “Credit Agreement” and the “RLOC”, respectively). As of September 30, 2024, Atalaya was acquired by Blue Owl Capital Inc (“Blue Owl”). The RLOC had a commitment of $125 million that the lenders had the right to increase to $250 million. Total outstanding principal under the RLOC was $77.8 million and $82.8 million as of March 31, 2025 and December 31, 2024, respectively.

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

The Credit Agreement contains certain financial covenants, each as defined in the Credit Agreement, including Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate. The Credit Agreement is also subject to certain negative and affirmative covenants. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral under the Credit Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Early repayments of certain amounts under the Term Loan are subject to prepayment penalties.
On March 6, 2023, the Company entered into the 15th amendment to the Credit Agreement (the “15th Amendment") with the Lenders. As part of the 15th Amendment, the maturity date of the RLOC and the Term Loan were extended from December 4, 2023 to June 4, 2025 and the commitments under the RLOC were reduced from $125 million to $75 million . The interest rate for PIK on the Term Loan is (A) if Liquidity (as defined in the 15th Amendment) greater than $25 million, 4.5% or (B) if Liquidity is less than $25 million, 6%. The spread on the RLOC was increased from 7.5% to 8.5%, while the spread on the Term Loan remained at 8.0%. Additionally, effective as of April 1, 2023, the benchmark rate for the RLOC and the Term Loan was changed from LIBOR to Secured Overnight Financing Rate (“SOFR”), subject in each case to a 3% floor plus applicable credit adjustment spread. which is fixed at 0.10%. As of March 31, 2025, the interest rates for the RLOC and Term Loan, were 12.9% and 18.4%, respectively, (which includes the 6.0% interest rate applicable to PIK with respect to the Term Loan).

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

On April 24, 2024, the Company entered into the 16th amendment to the Credit Agreement with the Lenders (the “16th Amendment”). Pursuant to such 16th Amendment, the Lenders granted the Company a waiver of all Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that resulted in the restatement of the Company’s financial statements for all reporting periods prior to the date of the 16th Amendment. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth.

On November 21, 2024, the Company entered into the 17th amendment to the Credit Agreement with the Lenders (the “17th Amendment”). Commitments under the RLOC were increased from $75 million to $90 million to primarily fund leases and general corporate needs. Additionally, the Lenders may, in its sole and absolute discretion, provide up to $10 million in Revolving Advances, in excess of the Revolving Loan Commitment, following a request from the Borrower and subject to the other terms and conditions set forth within the Credit Agreement.

On February 20, 2025, the Company entered into the 18th amendment to the Credit Agreement with the Lenders (“the 18th Amendment”), which updated certain financial covenants, including the Minimum Liquidity and Total Advance Rate, and

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

waived all Default or Event of Default (as each of these terms is defined in the 18th Amendment) under the Borrowing Base Certificate delivered prior to February 20, 2025.

On May 14, 2025, the Company entered into the 19th Amendment (as defined herein) pursuant to which the Lenders granted the Company a limited waiver through the existing maturity of the Credit Agreement of certain Existing Defaults (as defined in the 19th Amendment). See Note 12, Subsequent Events, for more information.

A reconciliation of the outstanding principal to the carrying amount of the RLOC is as follows:

	March 31,	December 31,
	2025	2024
Principal balance	$77,751	$82,758
Less: Unamortized issuance costs	(88)	(176)
Total carrying amount	$77,663	$82,582

The issuance costs are amortized over the life of the RLOC and included in interest expense and other fees in the condensed consolidated statements of operations.

A reconciliation of the outstanding principal to the carrying amount of the Term Loan is as follows:

	March 31,	December 31,
	2025	2024
Principal balance	$25,000	$25,000
PIK	7,260	6,780
Less: Unamortized debt discount and issuance costs	(770)	(1,733)
Total carrying amount	$31,490	$30,047
Amortization expense related to the Term Loan discount and issuance costs of $1.0 million and $0.7 million were recorded for the three months ended March 31, 2025 and 2024, respectively. Amortization of debt discount and issuance costs is included in interest expense and other fees in the condensed consolidated statements of operations.
The RLOC and Term Loan are also subject to certain customary representations, affirmative covenants, which consist of maintaining lease performance metrics, financial ratios related to operating results, and lease delinquency ratios, along with customary negative covenants.

As noted above, the RLOC and Term Loan maturity dates are June 4, 2025. Due to the maturity date being less than one year from the balance sheet dates of March 31, 2025 and December 31, 2024, debt is classified as a current liability in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Liquidity & Going Concern

The Company’s financing is generally comprised of cash from leases and borrowings from the RLOC, which is fully collateralized by the Company’s assets. As of May 12, 2025, the Company had a combined principal balance outstanding of approximately $113.3 million related to the RLOC and Term Loan, both of which mature within twelve months of the date that these financial statements are issued. Both loans were previously refinanced on March 6, 2023 to extend the maturity date from December 4, 2023 to June 4, 2025.

As of May 12, 2025, the Company had total cash on hand of $12.8 million, including $7.1 million million of unrestricted cash. The Company anticipates that it will not have sufficient cash available to repay the loans at maturity and is currently seeking to refinance the loans prior to maturity on June 4, 2025, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

6.STOCK-BASED COMPENSATION
As of March 31, 2025, the Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

2014 Plan

In accordance with the 2014 Plan, the board of directors of Legacy Katapult may grant equity awards to officers, employees, directors and consultants for common stock. The 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years. No equity awards have been granted under the 2014 Plan since October 2020 and no new equity awards are expected to be granted under the 2014 Plan.
Stock Options
A summary of the status of the stock options under the 2014 Plan as of March 31, 2025, and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2024	256,689	$6.96	4.4	$415
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance - March 31, 2025	256,689	$6.96	4.1	$1,129
No stock options were exercised during either the three months ended March 31, 2025 or 2024.
2021 Plan

On June 9, 2021, the approved 2021 Plan became effective.

In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSA”), restricted stock unit awards (“RSU”), performance share awards, performance share unit awards (“PSU”), stock appreciation rights and stock options to officers, employees, directors and consultants to purchase common stock. The Plan also allows for providing cash-based awards and other stock-based awards. The awards granted are subject to either service-based and/or performance-based vesting conditions. Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant. Awards granted under the 2021 Plan generally vest over one to four years. As of March 31, 2025, the total number of common stock authorized for issuance under the 2021 Plan is 639,467.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the Company’s RSA activity under the 2021 Plan during the three months ended March 31, 2025:

	Stock Options				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
Balance - December 31, 2024	13,865	$261.25	6.5	$—	264,812	$22.83
Granted	—	—			1,330	9.36
Exercised / Vested	—	—			(62,313)	27.69
Forfeited	—	—			(115)	9.73
Balance - March 31, 2025	13,865	$261.25	6.3	$—	203,714	$21.26

Stock-Based Compensation Expense— Stock-based compensation expense of $1.1 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations.

As of March 31, 2025, there was $3.5 million of unrecognized compensation costs. This amount is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of vested RSUs as of their respective vesting dates were $0.7 million.
7.INCOME TAXES

The income tax provision of $0.03 million and $0.01 million was recorded for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate was (0.60%) and (0.95%) for the three months ended March 31, 2025 and 2024, respectively. The provision for the three months ended March 31, 2025 relates predominately to state income taxes for states that have net operating loss usage limitations. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforward of $124.8 million that expire at various dates from 2033 through 2037 and includes $102.2 million that have an unlimited carryforward period. As of December 31, 2024, the Company has U.S. state and local net operating loss carryforwards of $91.0 million that expire from 2025 to 2043.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended March 31, 2025, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of March 31, 2025 and December 31, 2024.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

8.NET LOSS PER SHARE

As discussed in Note 5, Debt & Liquidity, on March 6, 2023, in connection with the 15th Amendment, the Company issued a private warrant to purchase up to 80,000 shares of the Company common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, the Company issued a private warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. The warrants are considered exercisable for 160,000 shares for little to no consideration and the shares are therefore included in basic and diluted shares outstanding at their issuance date. In connection with the merger, 500,000 public warrants were originally issued in the initial public offering (“IPO”) and 13,300 private warrants were originally issued in a private placement in connection with the IPO. These warrants can be exercised up to five years after the merger.

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

	Three Months Ended March 31,
	2025	2024
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	270,554	336,270
Unvested restricted stock units	203,714	222,800
Total common stock equivalents	987,568	1,072,370
9.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions. The Company is not currently aware of any indemnification or other claims, except as discussed below and has accrued liabilities related to such obligations in the condensed consolidated financial statements when estimable and probable, as of March 31, 2025 and December 31, 2024.
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

On October 7, 2024, the Company reached a settlement with DCA to resolve any and all disputes that exist between the two parties for total consideration of $3.0 million with half paid on October 11, 2024 and the remainder paid over the next two years. On October 14, 2024, the case was formally discontinued, with prejudice. On March 31, 2025, the Company made their next installment payment for $0.3 million. The Company recognized $0.8 million in estimated loss in accrued litigation settlement liability for the payments that are due within one year from March 31, 2025 and $0.5 million in other liabilities for the installment payments that are due after March 31, 2026 in its condensed consolidated balance sheet as of March 31, 2025.

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

On May 20, 2024, the Company reached an agreement in principle to settle the New York Action and Delaware Action for total consideration of $12.0 million, comprised of: (1) a cash component of $8.5 million of which $5.0 million was paid by the insurer; and (2) an additional component of $3.5 million comprised of the Company’s common stock (the “Settlement Shares”) and/or cash. On July 3, 2024, the parties executed Stipulations of Settlement. In agreeing to settle, neither the Company nor any of the individual defendants made any admission of liability.

Pursuant to the settlement, on August 7, 2024, the Company paid $1.7 million into an escrow account for the Delaware plaintiffs. On October 10, 2024, the Delaware Court of Chancery approved the settlement of the Delaware Action, dismissing all claims asserted with prejudice. At that time, the Company determined the number of Settlement Shares for the Delaware Action (the “Delaware Settlement Shares”) is 275,845 shares which was calculated by dividing $2.8 million by the volume-weighted average per share price (“VWAP”) of the Company’s common stock for the 10 consecutive trading days immediately preceding the hearing held on October 10, 2024 for the final approval for the Delaware Action (the “Delaware Settlement Hearing VWAP”). 167,797 of the Delaware Settlement Shares were released to the Delaware plaintiffs on October 24, 2024. 108,048 of the Delaware Settlement Shares are considered the “Delaware Excess Settlement Shares.” The Company may either deliver the Delaware Excess Settlement Shares or pay in cash the full value of the Delaware Excess Settlement Shares, calculated by multiplying the number of Delaware Excess Settlement Shares by the Delaware Settlement Hearing VWAP. The Delaware Excess Settlement Shares or cash are due in two equal installments. On April 10, 2025, the Company delivered 54,024 shares to the Delaware plaintiffs, which represents one-half of the remaining Delaware Excess Settlement Shares and the second equal installment will be made on October 10, 2025.

Pursuant to the settlement, on August 20, 2024, the Company paid $1.8 million into an escrow account for the New York plaintiffs. On December 13, 2024, the District Court of the Southern District of New York approved the settlement of the New York Action, dismissing all claims asserted with prejudice. At that time, the Company determined the number of Settlement Shares for the New York Action (the “New York Settlement Shares”) is 103,424 shares which was calculated by dividing $0.8 million by the VWAP of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the hearing held on December 13, 2024 for the final approval for the New York Action (the “New York Settlement Hearing VWAP”). 43,839 of the New York Settlement Shares were released to the New York plaintiffs on December 20, 2024. 59,585 of the New York Settlement Shares are considered the “New York Excess Settlement Shares.” The Company may either deliver the New York Excess Settlement Shares or pay in cash the full value of the New York Excess Settlement Shares, calculated by multiplying the number of New York Excess Settlement Shares by the New York Settlement Hearing VWAP. The New York Excess Settlement Shares or cash are due in two equal installments to be made on June 13, 2025 and December 13, 2025.

The Company recognized $1.45 million in estimated loss in accrued litigation settlement liability for the payments that are due within one year from March 31, 2025.

FlexShopper Litigation

On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a complaint against Katapult in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges patent infringement and seeks an injunction as well as damages for alleged lost profits and willfulness. On December 20, 2024, the Company filed a Motion to Dismiss all claims. The Company has not recorded any loss contingencies associated with this litigation as loss is not probable and the amount is not reasonably estimable as of March 31, 2025. The Company intends to vigorously defend this case.
10.FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, warrant liability, the RLOC, and the Term Loan. The Company believes that the carrying amounts of its financial instruments including cash, accounts payable and accrued expenses approximate their fair values due to the short-time maturities of these instruments. The condensed consolidated financial statements also include level 3 fair value measurements of private common stock warrants. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

RLOC and Term Loan

	March 31, 2025		December 31, 2024
	Carrying amount	Fair value	Carrying amount	Fair value
RLOC	$77,663	$77,964	$82,582	$84,422
Term Loan	31,490	32,659	30,047	33,151
	$109,153	$110,623	$112,629	$117,573
The estimated fair values of the Company’s RLOC and Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings.

Warrant Liability

	Warrant liability - Public (Level 1) & Private Warrants (Level 3)
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2024	$76	$—	$2	$78
Change in fair value	35	—	1	36
Balance at March 31, 2025	$111	$—	$3	$114

During the three months ended March 31, 2025 and 2024, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

11.SEGMENT REPORTING

The Company is a U.S. domiciled business, with operations in 46 states and the District of Columbia, providing lease payment options to consumers to obtain durable goods from omnichannel and e-commerce partners. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment. The accounting policies for this segment are the same as those described in the summary of significant accounting policies and the measure of segment assets is reported on the condensed consolidated balance sheet as total assets. There have been no changes in the Company’s organizational structure or reporting practices during the three months ended March 31, 2025

The Company’s chief operating decision maker (“CODM”) is the chief executive officer, Orlando Zayas. The CODM manages the business activities on a consolidated basis and measures the profitability of the Company's single reporting segment using net loss, a measure that is also reported in the Condensed Consolidated Statement of Operations. Net loss is used by the CODM to evaluate results and is considered in determining capital allocation. The CODM considers net loss to evaluate the performance of assets in deciding where to invest into the business, such as in areas such as technology, resources, or other growth initiatives. Net loss is also used to monitor budget versus actual results.

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

Revenues from external customers, cost of revenue, interest income, and income tax expense/benefit can be found in the Condensed Consolidated Statements of Operations. Accumulated depreciation and impairment in included in Note 3, Property Held for Lease, Net of Accumulated Depreciation and Impairment. Significant noncash items other than depreciation and amortization expense are included in the Condensed Consolidated Statement of Cash Flows. Interest expense was $5.1 million and $4.5 million for the during the three months ended March 31, 2025 and 2024, respectively.

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

In connection with the shareholder litigation settlement, on April 10, 2025, the Company delivered 54,024 shares to the Delaware plaintiffs, which represents one-half of the remaining Delaware Excess Settlement Shares.

On May 14, 2025, the Company entered into the Limited Waiver and Amendment Agreement to the Credit Agreement (the “19th Amendment”). Pursuant to such 19th Amendment, the Lenders granted the Company a limited waiver through June 4, 2025, the existing maturity of the Credit Agreement of certain Existing Defaults including related to (i) Liquidity, the Total Advance Rate and Tangible Net Worth (each as defined in the Credit Agreement) not meeting applicable thresholds required by the Credit Agreement, (ii) “going concern” qualifications or opinions included in the auditor's report accompanying the Company's audited financial statements for the fiscal year ended December 31, 2024, and (iii) certain technical reporting requirements with respect to our Borrowing Base Certificates (as defined in the Credit Agreement) (the “Waiver”). The Company is actively working with the Lenders on a comprehensive maturity extension amendment to Credit Agreement that adjusts the covenants and advance rate to align with the Company's business plan. The Company is working diligently to conclude those negotiations as soon as possible. As part of this ongoing negotiation, the Company may determine it has other breaches, which have not yet been waived through the Waiver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company”, or “Katapult” refer to Katapult Holdings, Inc and its subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included on our Annual Report on Form 10-K filed with the SEC on March 28, 2025. All dollar amounts are in thousands, unless otherwise specified.

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

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned, but are a leading indicator of forecasted revenue. Revenue is recognized over a period of time subsequent to the gross originations (on average over an 8 month period). Revenue from gross originations have historically reached approximately 70-75% of total revenue within two quarters from when the originations occurred. We believe this is a useful operating metric for investors to use in assessing the volume of transactions that take place on our platform.

The following table present gross originations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Gross Originations	$64,199	$55,630	$8,569	15.4%

Wayfair represented 27% and 41% of gross originations during the three months ended March 31, 2025 and 2024, respectively. The gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform.

Katapult Pay represented 35% and 26% of gross originations during the three months ended March 31, 2025 and 2024, respectively.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrants and loss on issuance of shares, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, provision of impairment of leased assets, loss on partial extinguishment of debt, stock-based compensation expense, litigation settlement and other related expenses, and debt refinancing costs.
See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net loss.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Change	% Change
Revenue
Rental revenue	$71,078	$64,142	$6,936	10.8%
Other revenue	868	919	(51)	(5.5%)
Total revenue	71,946	65,061	6,885	10.6%
Cost of revenue	57,597	48,573	9,024	18.6%
Gross profit	14,349	16,488	(2,139)	(13.0%)
Operating expenses	14,885	12,688	2,197	17.3%
Income / (loss) from operations	(536)	3,800	(4,336)	(114.1%)
Interest expense and other fees	(5,144)	(4,527)	(617)	13.6%
Interest income	57	324	(267)	(82.4%)
Change in fair value of warrant liability	(36)	(162)	126	(77.8%)
Loss before income taxes	(5,659)	(565)	(5,094)	901.6%
Provision for income taxes	(29)	(5)	(24)	480.0%
Net loss	$(5,688)	$(570)	$(5,118)	897.9%

Weighted average common shares outstanding - basic and diluted	4,618	4,242	376	8.9%

Net loss per common share - basic and diluted	$(1.23)	$(0.13)	$(1.10)	846.2%

Revenue

Total revenue is comprised of rental revenue and other revenue. Rental revenue is recognized in the period it is earned and cash is collected. Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships, and is recognized as performance obligations are satisfied.

The increase in total revenue of $6.9 million, or 10.6%, during the three months ended March 31, 2025 as compared to the same period in 2024 was primarily a result of gross origination growth and healthy customer payment collections. We saw gross origination growth during the three months ended March 31, 2025 as compared to the same period in 2024 primarily as a result of our mobile app featuring Katapult Pay and growth from our direct merchants. Write-offs as a percentage of total revenue was 9.0% and 8.4% during the three months ended March 31, 2025 as compared to the same period in 2024 and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

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

The increase in cost of revenue of $9.0 million, or 18.6%, during the three months ended March 31, 2025 as compared to the same period in 2024 was a result of higher gross origination growth and capitalized property held for leases. The increase in the property held for lease portfolio and the historical lease portfolio collection patterns impact the associated depreciation expense, which includes accelerated depreciation for early lease-purchase options (buyouts), and accelerated depreciation for impairment charges related to property held for lease. For the three months ended March 31, 2025, gross originations grew sequentially throughout the quarter resulting in increased cost of revenue.

Gross Profit

Gross profit as a percentage of total revenue decreased to 19.9% for the three months ended March 31, 2025 compared to 25.3% for the same period in 2024 primarily due to the increase in cost of revenue during the three months ended March 31, 2025 compared to the same period in 2024. See explanation above for main drivers in increase in cost of revenue.

Operating Expenses

Operating expenses primarily consist of servicing costs, underwriting fees, professional and consulting fees, technology and data analytics expense, compensation costs, general and administrative expense and litigation settlement expenses. Servicing costs include permanent and temporary call center support. Underwriting fees primarily consist of data costs related to inputs for customer underwriting models. Professional and consulting fees include corporate legal and accounting costs. Technology and data analytics expense includes technology costs and salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Compensation costs consist primarily of payroll and related costs and stock-based compensation. General and administrative expenses include insurance, occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. Litigation settlement expenses consists of agreed upon settlement amounts that are probable and estimable and associated legal fees.

The increase in total operating expenses of $2.2 million, or 17.3%, during the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to an increase of $1.0 million recorded in general and administrative expenses related to legal and advisor expenses as we work to refinance our debt facility and $0.8 million in compensation related costs as a result of investments in in our initiatives and infrastructure to support our growth during the three months ended March 31, 2025 as compared to the same period in 2024.

Interest Expense and Other Fees.

The increase in interest expense and other fees during the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to an increase in the average outstanding principal under the RLOC period over period.

Non-GAAP Financial Measures

In addition to gross profit and net loss, which are measures presented in accordance with U.S. GAAP, we believe that adjusted gross profit, adjusted EBITDA, adjusted net income (loss) and fixed cash operating expenses provide relevant and useful information, which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit, adjusted EBITDA, adjusted net income (loss) and fixed cash operating expenses are supplemental measures of our performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted gross profit, Adjusted EBITDA and adjusted net income (loss) should not be considered as substitutes for U.S. GAAP metrics such as gross profit, operating loss, net loss, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

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

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses related to lease originations, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. The reconciliations of gross profit to adjusted gross profit for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Total revenue	$71,946	$65,061
Cost of revenue	57,597	48,573
Gross profit	14,349	16,488
Less:
Servicing costs	1,085	1,132
Underwriting fees	772	509
Adjusted gross profit	$12,492	$14,847

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrants, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, provision for impairment of leased assets, stock-based compensation expense, litigation settlement and other related expenses and debt refinancing costs. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance.

The reconciliations of net loss to adjusted EBITDA for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,688)	$(570)
Add back:
Interest expense and other fees	5,144	4,527
Interest income	(57)	(324)
Change in fair value of warrants	36	162
Provision for income taxes	29	5
Depreciation and amortization on property and equipment and capitalized software	330	266
Provision for impairment of leased assets	150	173
Stock-based compensation expense	1,066	1,391
Litigation settlement and other related expenses	259	—
Debt refinancing costs	971	—
Adjusted EBITDA	$2,240	$5,630

Adjusted Net Income (Loss)

Adjusted net income (loss) is a non-GAAP financial measure that is defined as net loss before change in fair value of warrants, stock-based compensation expense, litigation settlement and other related expenses and debt refinancing costs. The reconciliations of net loss to adjusted net income (loss) for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,688)	$(570)
Add back:
Change in fair value of warrants	36	162
Stock-based compensation expense	1,066	1,391
Litigation settlement and other related expenses	259	—
Debt refinancing costs	971	—
Adjusted net income (loss)	$(3,356)	$983

Fixed Cash Operating Expenses

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less depreciation and amortization on property and equipment and capitalized software, stock-based compensation expense, litigation settlement and other related expenses, debt refinancing costs and variable lease costs such as servicing costs and underwriting fees. We believe fixed cash operating expenses illustrate the ongoing expenses that we control. The reconciliations of operating expenses to fixed cash operating expenses for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024

Operating expenses	$14,885	$12,688
Less:
Depreciation and amortization on property and equipment and capitalized software	330	266
Stock-based compensation expense	1,066	1,391
Servicing costs	1,085	1,132
Underwriting fees	772	509
Litigation settlement and other related expenses	259	—
Debt refinancing costs	$971	$—
Fixed cash operating expenses	$10,402	$9,390

LIQUIDITY, CAPITAL RESOURCES & GOING CONCERN (dollars in thousands)

The Company’s financing is generally comprised of cash from leases and borrowings from the RLOC, which is fully collateralized by our assets. As of May 12, 2025, we had a combined principal balance outstanding of approximately $113.3 million related to the RLOC and term loan, both of which mature within twelve months of the date that these financial statements are issued. Both loans were previously refinanced on March 6, 2023 to extend the maturity date from December 4, 2023 to June 4, 2025.

As of May 12, 2025, the Company had total cash on hand of $12.8 million, including $7.1 million of unrestricted cash. The Company anticipates that it will not have sufficient cash available to repay the loans at maturity and is currently seeking to refinance the loans prior to maturity in June 2025, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents cash used in operating, investing, and financing activities during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$16,552	$28,811
Net cash provided by (used in):
Operating activities	3,438	1,980
Investing activities	(401)	(126)
Financing activities	(5,278)	6,906
Cash, cash equivalents and restricted cash at end of period	$14,311	$37,571

The increase in cash provided by operating activities of $1.5 million for the 2025 period compared to the 2024 period is primarily driven by an increase in accrued liabilities and accounts payable, offset by higher outflows for property held for sale as a result of higher gross originations in the 2025 period compared to 2024 period.

The increase in cash used in investing activities of $0.3 million for the 2025 period compared to the 2024 period is primarily due to a increase in capitalized software additions.

The change in cash used in financing activities of $12.2 million in the 2025 period compared to cash provided by financing activities in the 2024 period is primarily due to the decrease in net proceeds from the RLOC of $4.9 million, offset by an increase in principal repayments of $7.3 million. In the three months ended March 31, 2024, we received $9.6 million due to a timing error in our third-party loan processor validation process for the three months ended December 31, 2023, causing proceeds to be higher in the three months ended March 31, 2024 as compared to the three months ended March 31, 2025. In the three months ended March 31, 2025, we corrected our borrowing base calculation, which required us to pay our lender approximately $5.8 million, which is the primary driver of the increase in principal repayments in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Financing Arrangements

Credit Agreement

For information on our obligations under the Credit Agreement, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

There have been no significant changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.

Smaller Reporting Company

As of March 31, 2025, we are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

In connection with the 15th Amendment, the spread on the RLOC was increased from 7.5% to 8.5% per annum. As of March 31, 2025, the interest rate on our RLOC was 12.9%.

Our Term Loan is a variable rate loan that accrues interest at a variable rate of interest based on SOFR, subject to a 3% floor, plus 8% per annum. The spread was unchanged in connection with the 15th Amendment. As of March 31, 2025, the interest rate on our Term Loan was 18.4%, which includes 6.00% PIK interest. PIK interest was 4.5% through November 2024, and increased to 6.0% in December 2024 due to liquidity falling below $25 million. Further discussion is included in Note 5, Debt & Liquidity.

The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of March 31, 2025 and December 31, 2024. A 100 basis point change in interest rates would cause our RLOC and Term Loan annual interest expense to change by approximately $0.8 million and $0.3 million, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become involved with various legal proceedings. Refer to the information contained under the heading “Commitments and Contingencies” in Note 9 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•Our results depend on continued integration and support of our platforms, including our direct and/or waterfall integration technologies by our merchant partners.
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

Operational Risks Related to Our Business
•Uncertain market and economic conditions have had, and may in the future have, a material adverse effect on our business, financial condition and share price.
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

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 27% and 41% of our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into and do not represent revenue earned) for the three months ended March 31, 2025 and 2024, respectively. Gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform. Our top ten direct merchants, which are merchants with whom we have a direct contractual arrangement, in the aggregate represented approximately 51% and 62% of our gross originations for the three months ended March 31, 2025 and 2024, respectively. The loss of any of our significant merchant partners, and in particular the loss of Wayfair, would materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, a material modification in the merchant agreement with Wayfair or another significant merchant or changes in the prominence of our solution on a significant merchant’s website or prioritization of our solution in a significant merchant’s waterfall could adversely affect our business, results of operations, financial condition, and prospects.

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

Our strategy to grow our gross originations partially depends on our ability to maintain and grow our relationships with current direct merchants and to attract select new direct merchants that will stimulate consumer demand on our platform. The attractiveness of our platform to merchants depends on, among other things, our brand and reputation, our ability to sustain our value proposition to merchants for consumer acquisition, the attractiveness of our platform to merchants, the services, products and consumer decision standards offered by our competitors, and our ability to perform under, and maintain, our merchant agreements.

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

We believe our proprietary lease decisioning processes to be a key to the success of our business. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in consumer behavior caused by changing economic conditions and other factors may mean that our decisioning tools may not function as intended. As a result, we may approve customers that are not able to perform, which would lead to increased customer delinquencies, increased lease merchandise write-offs and decreased gross margins. When there are unexpected changes to consumer behavior, our decisioning process typically requires more frequent adjustments and the application of management analysis of the interpretation and adjustment of the results produced by our decisioning tools. If there is a challenging macro environment, we may need to make more frequent adjustments to our decisioning process in the near term. If our decisioning tools are unable to accurately predict and respond to changes to consumer behaviors as a result of general economic or other factors, our ability to manage risk and avoid charge-offs may be negatively affected, which may result in insufficient reserves and materially and adversely impact our business, financial condition, results of operations and prospects.

Our success depends on the effective implementation and continued execution of our strategies.

We are focused on our mission to provide innovative lease financing solutions to non-prime customers and to enable everyday essential transactions at the merchant point of sale.

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, since we launched the app in late 2022, transactions that were completed using KPay have grown to represent 35% of our total gross originations for the three months ended March 31, 2025. Approximately 59% of our 2025 gross originations started with an interaction in our mobile app.

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

We have incurred substantial indebtedness. As of March 31, 2025, the total aggregate indebtedness under the senior secured Term Loan and RLOC of Katapult SPV-1 was approximately $110.0 million of principal outstanding with Midtown Madison Management LLC, as agent for various funds of Atalaya. As of September 30, 2024, Atalaya was acquired by Blue Owl Capital Inc (“Blue Owl”). On March 6, 2023, in connection with the 15th Amendment, we refinanced our indebtedness with the Lender and repaid $25.0 million of principal on our outstanding term loan. On November 21, 2024, in connection with the 17th Amendment, the total facility amount increased from $75 million to $100 million. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Credit Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Credit Agreement and to make payments on our indebtedness as they become due.

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

In addition, the Credit Agreement, secured by a pledge over all of the assets of the Borrower is guaranteed by us and our wholly owned subsidiary, Katapult Group, Inc., which in turn is secured by a pledge over all of our assets and the assets of Katapult Group, Inc.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Credit Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under the Credit Agreement are subject to prepayment penalties, which would limit our ability to pay or refinance the Credit Agreement. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives. The Credit Agreement contains certain financial covenants. In particular, as of the end of each month, (1) we must maintain certain minimum Adjusted EBITDA levels and certain minimum Tangible Net Worth representing our total assets less certain capital expenses, prepaid expenses, intangible assets and total liabilities and (2) our Total Advance Rate may not exceed certain thresholds. We must also maintain minimum liquidity of at least $10.0 million in unrestricted cash and cash equivalents as of any date of determination. These financial covenants are restrictive and failure to comply with these covenants would have a material adverse effect on our business, financial condition, and results of operations.

We have been in the past and may in the future be unable to comply with our financial covenants, and we may from time to time fail to comply with (or breach) other covenants or requirements of the Credit Agreement. For example, we previously had certain Existing Defaults which the lender waived through the Waiver provided by the 19th Amendment. As part of ongoing negotiations to refinance our indebtedness, we may determine we have other breaches, which have not yet been waived through the Waiver. In such event, if we are unable to negotiate with our Lender for a waiver or dispensation under the agreement, we would not be able to borrow under the Credit Agreement and our Lender would have the right to terminate the loan commitments under the Credit Agreement and accelerate repayment of all obligations under the Credit Agreement that would become due and payable immediately, which would have a material adverse effect on our business, results of operations and financial position. If we do not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement, the Lender has the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations.

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

In connection with the 15th amendment of our Credit Agreement, we repaid $25.0 million of principal on our outstanding Term Loan. As of March 31, 2025, we had $77.8 million of principal outstanding under the RLOC. In addition, we had borrowings under our Term Loan of $32.3 million (including capitalized PIK interest) as of March 31, 2025.

If any specified Change of Control occurs and the Lender accelerates these obligations, we may not have sufficient liquid assets to repay amounts outstanding under the Credit Agreement.

Financial Risks Related to Our Business

We have a history of operating losses and may not be profitable in the future.

We incurred a net loss of $5.7 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, our accumulated deficit was approximately $154.1 million. While our operating expenses decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023, we may need to further increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. See "Commitments and Contingencies” in Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business, including resulting in additional dilution if we are obligated to issue shares to settle all or a portion of such legal proceedings.

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

Operational Risks Related to Our Business

Uncertain market and economic conditions have had, and may in the future have, a material adverse effect on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including heightened geopolitical tensions, imposition tariffs, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the U.S. government’s announcement of a new tariff structure imposing, among others, tariffs of up to 145% on imports from China, have had, and are expected to continue to have, global economic consequences. Any such volatility and disruptions may have a material adverse effect on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest, trade disruptions, potential tariff and trade wars, or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also adversely affect discretionary spending for non-prime customers, which could reduce demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of March 31, 2025, the aggregate number of shares of our common stock reserved for future issuance under our 2021 equity incentive plan was 639,467, which consists of (1) initial reserve under our 2021 equity incentive plan of 357,286, (2) on June 6, 2023, our 2021 equity incentive plan was amended to increase the authorized shares of common stock reserved for issuance by 160,000, (3) on January 1, 2024, 122,181 shares of common stock were authorized for issuance in accordance with the amended plan. As of March 31, 2025, there were 144,175 shares of common stock available for future issuance under our 2021 equity incentive plan.

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

As of March 31, 2025, we had outstanding warrants to purchase an aggregate of 673,300 shares of our common stock. The warrant agreement, dated as of October 31, 2019, between the Company and FinServ Acquisition Corp. entitles each warrant holder thereof to purchase 1/25th of a share of our common stock at a price of $287.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 6, 2023, in connection with the 15th amendment of our Credit Agreement, we issued a warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, we issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which vested on March 6, 2024. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of our directors or executive officers informed us of the adoption, modification or termination of a "Rule 10b5-1 Trading Plan" or "non-Rule 10b5-1 Trading Plan," as those terms are defined in Regulation S-K, Item 408.

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

10.1
Eighteenth Amendment to Loan and Security Agreement, dated as of February 20, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC, as administrative, payment and collateral agent and lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on February 26, 2025).

10.2*
Limited Waiver and Amendment to Loan and Security Agreement, dated as of May 14, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC, as administrative, payment and collateral agent and lender, and the lenders party thereto.

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

Date:	May 15, 2025	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)