Form 10-Q
period 2025-06-30
Katapult Holdings, Inc.
filed 2025-08-13
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of August 8, 2025: 4,569,546

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•meeting future liquidity requirements and complying with restrictive covenants related to indebtedness;
•potential impact of the Term Loan Conversion (as defined herein);
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
June 30, 2025

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,659	$3,465
Restricted cash	5,331	13,087
Property held for lease, net of accumulated depreciation and impairment (Note 3)	69,393	67,085
Prepaid expenses and other current assets	3,599	6,731
Deferred financing costs, current	5,804	—
Total current assets	87,786	90,368
Property and equipment, net	209	253
Capitalized software and intangible assets, net	2,134	2,076
Right-of-use assets, non-current	364	383
Security deposits	91	91
Total assets	$90,584	$93,171
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,527	$1,491
Accrued liabilities (Note 4)	21,960	17,372
Accrued litigation settlement (Note 9)	1,447	2,199
Unearned revenue	5,441	4,823
Revolving line of credit, net (Note 5)	80,617	82,582
Term loan, net, current (Note 5)	28,280	30,047
Derivative liability - new term loan (Note 10)	3,558	—
Lease liabilities	46	179
Total current liabilities	143,876	138,693
Lease liabilities, non-current	418	444
Other liabilities	352	828
Total liabilities	144,646	139,965
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,569,546 and 4,446,540 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	107,912	101,657
Accumulated deficit	(161,974)	(148,451)
Total stockholders' deficit	(54,062)	(46,794)
Total liabilities and stockholders' deficit	$90,584	$93,171

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Rental revenue	$70,716	$58,196	$141,794	$122,338
Other revenue	1,170	667	2,038	1,586
Total revenue	71,886	58,863	143,832	123,924
Cost of revenue	60,718	48,935	118,315	97,508
Gross profit	11,168	9,928	25,517	26,416
Operating expenses	12,578	12,549	27,463	25,237
Income (loss) from operations	(1,410)	(2,621)	(1,946)	1,179
Loss on extinguishment of term loan	(1,040)	—	(1,040)	—
Interest expense and other fees	(5,361)	(4,674)	(10,505)	(9,201)
Interest income	26	359	83	683
Change in fair value of warrant liability	11	109	(25)	(53)
Loss before income taxes	(7,774)	(6,827)	(13,433)	(7,392)
Provision for income taxes	(61)	(61)	(90)	(66)
Net loss	$(7,835)	$(6,888)	$(13,523)	$(7,458)

Weighted average common shares outstanding - basic and diluted	4,813	4,286	4,716	4,264

Net loss per common share - basic and diluted	$(1.63)	$(1.61)	$(2.87)	$(1.75)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2024	4,447	$—	$101,657	$(148,451)	$(46,794)
Net loss	—	—	—	(13,523)	(13,523)
Issuance of warrants in connection with the Refinancing Agreement	—	—	3,934	—	3,934
Vesting of restricted stock units	75	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(36)	—	(361)	—	(361)
Stock-based compensation expense	—	—	1,930	—	1,930
Issuance of shares due to litigation settlement	84	—	752	—	752
Balances at June 30, 2025	4,570	$—	$107,912	$(161,974)	$(54,062)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2023	4,073	$—	$94,544	$(122,536)	$(27,992)
Net loss	—	—	—	(7,458)	(7,458)
Stock options exercised	4	—	18	—	18
Vesting of restricted stock units	122	—	—	—	—
Repurchase of restricted stock for payroll tax withholding	(30)	—	(457)	—	(457)
Stock-based compensation expense	—	—	2,943	—	2,943
Balances at June 30, 2024	4,169	$—	$97,048	$(129,994)	$(32,946)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at March 31, 2025	4,484	$—	$102,452	$(154,139)	$(51,687)
Net loss	—	—	—	(7,835)	(7,835)
Issuance of warrants in connection with the Refinancing Agreement	—	—	3,934	—	3,934
Vesting of restricted stock units	13	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(11)	—	(90)	—	(90)
Stock-based compensation expense	—	—	864	—	864
Issuance of shares due to litigation settlement	84	—	752	—	752
Balances at June 30, 2025	4,570	$—	$107,912	$(161,974)	$(54,062)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at March 31, 2024	4,106	$—	$95,623	$(123,106)	$(27,483)
Net loss	—	—	—	(6,888)	(6,888)
Stock options exercised	4	—	18	—	18
Vesting of restricted stock units	67	—	—	—	—
Repurchase of restricted stock for payroll tax withholding	(8)	—	(145)	—	(145)
Stock-based compensation expense	—	—	1,552	—	1,552
Balances at June 30, 2024	4,169	$—	$97,048	$(129,994)	$(32,946)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,523)	$(7,458)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	81,180	68,730
Depreciation for early lease purchase options (buyouts)	19,010	14,757
Depreciation for impaired leases	13,932	11,568
Change in fair value of warrants	25	53
Stock-based compensation	1,930	2,943
Loss on extinguishment of debt	1,040	—
Amortization of debt discount	1,873	1,405
Amortization of debt issuance costs, net	361	132
Accrued PIK interest expense	1,172	697
Amortization of right-of-use assets	161	152
Changes in operating assets and liabilities:
Property held for lease	(115,784)	(92,078)
Prepaid expenses and other current assets	2,947	1,002
Accounts payable	1,036	552
Accrued liabilities	1,485	(1,533)
Accrued litigation	(500)	—
Lease liabilities	(159)	(114)
Unearned revenues	618	544
Net cash (used in) provided by operating activities	(3,196)	1,352
Cash flows from investing activities:
Purchases of property and equipment	(24)	(25)
Additions to capitalized software	(636)	(312)
Net cash used in investing activities	(660)	(337)
Cash flows from financing activities:
Proceeds from Existing Revolving Facility	10,013	14,642
Principal repayments on New and Existing Revolving Facilities	(12,154)	(5,655)
Payments of deferred financing costs	(1,204)	—
Repurchases of restricted stock	(361)	(457)
Proceeds from exercise of stock options	—	18
Net cash (used in) provided by financing activities	(3,706)	8,548
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,562)	9,563
Cash and cash equivalents and restricted cash at beginning of period	16,552	28,811
Cash and cash equivalents and restricted cash at end of period	$8,990	$38,374

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,066	$6,888
Cash paid for income taxes	$48	$203
Cash paid for operating leases	$112	$166

Supplemental disclosure of non-cash investing & financing activities
Issuance of warrants to purchase common stock in connection with debt refinancing	$3,934	$—
Issuance of common stock for litigation settlement	$752	$—
Issuance of New Term Loan derivative liability in connection with debt refinancing	$3,558	$—
Deferred financing costs accrued but not yet paid	$3,103	$—
Extinguishment of Existing Term Loan	$32,654	$—

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates— The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The most significant estimates relate to property held for lease and the related depreciation method, impairments, the fair value of our derivative liability, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other risk-based factors. Changes in estimates are reflected in reported amounts in the period in which they become known. Actual results could differ from those estimates.

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Revenues from leases that originated from merchants are generally recorded net of sales taxes as sales tax is collected from each customer's lease payment and a sales tax payable is recorded for remittance to the respective state. Revenue is recognized for leases in the period it is earned and cash is collected. For Katapult Pay transactions, all sales tax is paid by the Company upon purchase of the goods and is typically recorded in the cost basis of the capitalized property held for lease.
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

Other Revenue— Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships. The sale of property held for lease is considered recurring and ordinary in nature to the Company’s business, and as such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. The payment terms require a fixed amount paid upfront by the third-party buyer based on a negotiated percentage of the collectible value of the unpaid balance of the delinquent leases being sold and is not subject to future adjustments or recourse provisions. Revenue from such sales is recognized at the point in time when control of the remaining unpaid delinquent lease balances and lease agreements are transferred to the third party buyer, which occurs upon execution of the sale agreement and receipt of consideration. Other revenue of $1.2 million and $0.7 million was recognized for the three months ended June 30, 2025 and 2024, respectively and $2.0 million and $1.6 million was recognized for the six months ended June 30, 2025 and 2024, respectively.

Concentration of Credit Risk— The Company’s concentration of credit risk consists primarily of cash. A portion of the Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of June 30, 2025 and 2024, the Company did not have any customers that accounted for

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10% or more of total revenue during the three and six months ended June 30, 2025 and 2024. Customer leases originated through the Company's largest merchant, Wayfair Inc., represented more than 10% of our total revenue for the three and six months ended June 30, 2025 and 2024.

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
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT

Property held for lease, net of accumulated depreciation and impairment consists of the following:

	June 30,	December 31,
	2025	2024
Property held for lease	$183,920	$300,603
Less: accumulated depreciation and impairment	(114,527)	(233,518)
Property held for lease, net	$69,393	$67,085
The table below details the cost of revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense for property held for lease over the lease term	$41,473	$34,441	$80,534	$68,201
Depreciation for early lease purchase options (buyouts)	9,346	7,144	19,010	14,757
Depreciation for impaired leases	7,300	5,932	13,932	11,568
Other (1)	2,599	1,418	4,839	2,982
Total cost of revenue	$60,718	$48,935	$118,315	$97,508
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

4.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	June 30,	December 31,
	2025	2024
Bonus accrual	$5,946	$4,205
Sales tax payable	7,686	8,608
Unfunded lease payable	2,486	2,447
Interest payable	130	248
Other accrued liabilities	5,712	1,864
Total accrued liabilities	$21,960	$17,372
5.DEBT & LIQUIDITY

On May 14, 2019, Katapult SPV-1 LLC, as borrower (“Katapult SPV-1” or the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) (“Holdings”) and the Company (as joined by certain Ninth Amendment and Joinder dated as of December 4, 2020) entered into a Credit Agreement with Midtown Madison Management, LLC as agent for various funds of Atalaya Capital Management (“Atalaya” and the “Lenders”, respectively), for a revolving line of credit (as amended, the “Existing Credit Agreement” and the “RLOC”, respectively). As of September 30, 2024, Atalaya was acquired by Blue Owl Capital Inc (“Blue Owl”). The RLOC had a commitment of $125 million that the lenders had the right to increase to $250 million.

In addition, in connection with a prior amendment to the Existing Credit Agreement entered into on December 4, 2020, Atalaya also provided us with a senior secured term loan (the “Term Loan”) commitment of up to $50 million. We drew down the full $50 million of the Term Loan on December 4, 2020. The Term Loan bore interest at LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as paid-in-kind (“PIK”) interest.

The Existing Credit Agreement contains certain financial covenants, each as defined in the Existing Credit Agreement, including Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate. The Existing Credit Agreement is also subject to certain negative and affirmative covenants. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral under the Existing Credit Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Early repayments of certain amounts under the Term Loan are subject to prepayment penalties.
On March 6, 2023, the Company entered into the 15th amendment to the Existing Credit Agreement (the “15th Amendment”) with the Lenders. As part of the 15th Amendment, the maturity date of the RLOC and the Term Loan were extended from December 4, 2023 to June 4, 2025 and the commitments under the RLOC were reduced from $125 million to $75 million. The interest rate for PIK on the Term Loan is (A) if Liquidity (as defined in the 15th Amendment) greater than $25 million, 4.5% or (B) if Liquidity is less than $25 million, 6%. The spread on the RLOC was increased from 7.5% to 8.5%, while the spread on the Term Loan remained at 8.0%. Additionally, effective as of April 1, 2023, the benchmark rate for the RLOC and the Term Loan was changed from LIBOR to Secured Overnight Financing Rate (“SOFR”), subject in each case to a 3% floor plus applicable credit adjustment spread, which is fixed at 0.10%.

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

On April 24, 2024, the Company entered into the 16th amendment to the Existing Credit Agreement with the Lenders (the “16th Amendment”). Pursuant to such 16th Amendment, the Lenders granted the Company a waiver of all Specified Defaults (as defined in the 16th Amendment) related to the accounting errors that resulted in the restatement of the Company’s financial

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

statements for all reporting periods prior to the date of the 16th Amendment. In addition, the 16th Amendment also updated certain financial covenants each as defined in the 16th Amendment, including Minimum Adjusted EBITDA (Trailing 3 Months), Minimum Adjusted EBITDA (YTD) and Minimum Tangible Net Worth.

On November 21, 2024, the Company entered into the 17th amendment to the Existing Credit Agreement with the Lenders (the “17th Amendment”). Commitments under the RLOC were increased from $75 million to $90 million to primarily fund leases and general corporate needs. Additionally, the Lenders may, in its sole and absolute discretion, provide up to $10 million in Revolving Advances, in excess of the Revolving Loan Commitment, following a request from the Borrower and subject to the other terms and conditions set forth within the Existing Credit Agreement.

On February 20, 2025, the Company entered into the 18th amendment to the Existing Credit Agreement with the Lenders (the “18th Amendment”), which updated certain financial covenants, including the Minimum Liquidity and Total Advance Rate, and waived all Default or Event of Default (as each of these terms is defined in the 18th Amendment) under the Borrowing Base Certificate delivered prior to February 20, 2025.

On May 14, 2025, the Company entered into the Limited Waiver and Amendment Agreement to the Existing Credit Agreement (the “19th Amendment”). Pursuant to such 19th Amendment, the Lenders granted the Company a limited waiver through June 4, 2025, the existing maturity of the Existing Credit Agreement of certain Existing Defaults including related to (i) Liquidity, the Total Advance Rate and Tangible Net Worth (each as defined in the Existing Credit Agreement) not meeting applicable thresholds required by the Existing Credit Agreement, (ii) “going concern” qualifications or opinions included in the auditor's report accompanying the Company's audited financial statements for the fiscal year ended December 31, 2024, and (iii) certain technical reporting requirements with respect to our Borrowing Base Certificates (as defined in the Existing Credit Agreement) (the “Waiver”).

On June 12, 2025, Katapult SPV-1, LLC (the “Borrower”), Katapult Group, Inc. (“Group”), the Company, Midtown Madison Management LLC (“the Agent”) and the lenders party thereto (the “Lenders”) entered into an Amended and Restated Loan and Security Agreement (the “Refinancing Agreement”), which amended and restated in full the Loan and Security Agreement, dated as of May 14, 2019 (as amended, amended and restated, supplemented, revised, or otherwise modified from time to time prior to the date hereof), by and among Borrower, Group, the Company, the Agent, and the lenders party thereto (the “Existing Credit Agreement”).

The Refinancing Agreement provides for an amended and upsized revolving credit facility (the “New Revolving Facility”) in an initial committed amount of $110 million, which represents a continuation in full of the revolving credit facility under the Existing Credit Agreement, with all of the revolving advances outstanding under the Existing Credit Agreement having been automatically converted into (and are deemed to be) revolving advances under the New Revolving Facility, and with the New Revolving Facility including a tranche of $20 million of new commitments. Advances made and outstanding under the New Revolving Facility may not exceed the lesser of (x) $110 million and (y) the product of an advance rate of 95.00% (increasing to 96.00% on September 1, 2025, (b) 97.00% on October 1, 2025 and (c) 99.00% on November 1, 2025 through the maturity date described below) multiplied by an adjusted current lease balance for eligible leases pledged as collateral under the Refinancing Agreement. The New Revolving Facility matures on the Maturity Date (as defined below).

The Refinancing Agreement also provides for an amended term loan facility (the “New Term Loan”) in an initial principal amount of $33 million, representing a continuation of, on a cashless conversion basis, the term loans outstanding under the Existing Credit Agreement (including any outstanding original issue discount and accrued and unpaid interest). The maturity date applicable to the New Term Loan is December 4, 2026 (the “Maturity Date”). The New Term Loan will not amortize.

Borrowings under the New Revolving Facility bear interest at a rate per annum equal to a term Secured Overnight Financing Rate (“SOFR”)-based rate, subject in each case to a 3% floor and an applicable credit adjustment spread of 0.10%, plus 7.00% per annum. The New Term Loan bears interest at a rate per annum equal to 18.0%, which interest accrues to the principal balance as PIK interest on a weekly basis.

The Refinancing Agreement contains certain financial covenants, each as defined in the Refinancing Agreement, including Minimum Trailing Three-Month Net Origination levels, Minimum Liquidity and compliance with a Term Advance Rate. The Refinancing Agreement is also subject to certain negative and affirmative covenants. The negative covenants limit our ability to, among other things: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral or other assets; make negative pledges;

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. On August 5, 2025, the Company entered into the Limited Waiver (as defined herein) pursuant to which the Lenders waived the financial covenants as of July 31, 2025, see Note 12 Subsequent Events. The Company is in compliance with all of its covenants as of June 30, 2025.

On or at any time after the earliest to occur of (i) June 30, 2026 or (ii) the occurrence of an Event of Default (as defined in the Refinancing Agreement) that is then continuing under and as defined in the Refinancing Agreement, Class B Lenders (as defined in the Refinancing Agreement) holding 51% or more of the New Term Loans shall have the right to cause all Class B Lenders to convert up to 100% of the outstanding New Term Loans in a minimum Conversion Amount (as defined in the Refinancing Agreement) of $1 million (or such lesser amount if such lesser amount constitutes the remaining outstanding advances under the Term Loan), into duly authorized, validly issued, fully paid and nonassessable shares of Common Stock of the Company (“Conversion Stock”) plus cash in lieu of fractional shares (the “Term Loan Conversion”). The number of shares of Conversion Stock issuable upon any such conversion shall be determined by dividing (x) the relevant Conversion Amount by (y) the greater of (A) $2.00 per share of Conversion Stock, subject to adjustment and (B) a price per share of Conversion Stock at a discount (the “Discount”) of 50% to the average of the volume-weighted average prices of the Common Stock of the Company for the 20 consecutive trading day period ending on the date of the applicable notice of conversion (the “VWAP Period”); provided, however, that in the event that the volume-weighted average price of the Common Stock of the Company on any such trading day during the VWAP Period exceeds $10.00 per share, for each $0.50 per share increase in excess of $10.00, the Discount shall be reduced by 5%, up to $15.00 per share, at and above which the Discount shall be 0%. The maximum number of shares of Common Stock issuable upon the Term Loan Conversion is 21,378,017 based on the conversion terms noted. The Term Loan may be repaid at any time prior to the Term Loan Conversion without any prepayment penalty or fee. The Company, Group and Borrower intend to continue to pursue strategic alternatives to repay the Term Loan, including equity capital raises, a sale of the business or refinancing the Refinancing Agreement. There can be no assurances that these efforts will be successful. If the Company, Group or the Borrower enters into an agreement for a transaction that, after consummation thereof, results in (x) the stockholders of the Company ceasing to own a majority of the total voting power of the Company, or the Company or the stockholders of the Company ceasing to directly or indirectly own a majority of the consolidated total assets of the Company and its subsidiaries taken as a whole and (y) all outstanding amounts under the loans under the Refinancing Agreement being repaid in full, and if approval, consent or clearance under antitrust or other laws or regulations is required in order to consummate such transaction, then the Company, Group and/or the Borrower may temporarily suspend the exercisability of any conversion right described above for a period of up to 120 days in order to permit the Company, Group and/or the Borrower to seek and obtain such approval, consent or clearance (and if all such approvals, consents and/or clearances are received within such 120 day period, the Company, Group and/or the Borrower may further extend such suspension for ten days to facilitate the consummation of such transaction).

The Company concluded that issuance of the New Term Loan would be accounted for as an extinguishment of the Existing Term Loan based on the guidance under ASC Topic 470. A loss on extinguishment of $1.0 million was recorded in the consolidated statement of operations for the three months and six months June 30, 2025.

The Company accounted for the Term Loan Conversion feature of the New Term Loan as a derivative liability under ASC Topic 815, Derivatives and Hedging (“ASC 815”) which is subsequently remeasured at fair value each reporting period. The Company determined that the fair value of the derivative liability on June 12, 2025 was $3.6 million and that there was no material change in fair value as of June 30, 2025.

The Refinancing Agreement is secured by substantially all of the assets of the Borrower, Group and the Company, subject to certain exceptions. Group and the Company guarantee payment of all obligations of the Borrower under the Refinancing Agreement.

In connection with the Refinancing Agreement the Lenders also waived certain Existing Defaults (as defined in the Refinancing Agreement) existing as of the closing date.

The rights of the Lenders under the Refinancing Agreement are fully transferable and assignable.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of December 31, 2024, the Company had $82.8 million outstanding principal under the revolving line of credit under the Existing Credit Agreement (the “Existing Revolving Facility”) at a 13.1% interest rate. As of June 30, 2025, the Company had $80.6 million outstanding principal under the New Revolving Facility at an 11.9% interest rate.

As of December 31, 2024, the Company had $25 million outstanding principal under the Existing Term Loan at a 18.6% interest rate. As of June 30, 2025, the Company had $32.7 million outstanding principal under the New Term Loan at a 18.0% interest rate.

In connection with the Refinancing Agreement, the Company issued warrants to purchase up to 486,264 shares of Common Stock issuable upon the exercise of warrants to certain entities affiliated with Blue Owl (each a “Holder” and collectively, the “Holders”) on June 12, 2025 (the “Issue Date”) with an exercise price of $0.01 per share, subject to certain customary adjustments (the “Blue Own Warrants”). The Blue Owl Warrants expire on June 12, 2032. The Company concluded that the warrants are legally detachable, separately exercisable, and settled in a fixed number of shares without any net cash settlement provisions, thus satisfying the criteria under ASC 480 and ASC 815-40 for equity classification. The warrants were recorded in additional paid-in capital at their issuance date fair value of $3.9 million.

A reconciliation of the outstanding principal to the carrying amount of the New Revolving Facility and for prior periods the Existing Revolving Facility is as follows:

	New Revolving Facility		Existing Revolving Facility
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
Principal balance	$80,617	$—	$—	$82,758
Less: Unamortized issuance costs	—	—	—	(176)
Total carrying amount	$80,617	$—	$—	$82,582

The issuance costs are amortized over the life of the New and Existing Revolving Credit Facility. Amortization of debt discount and issuance costs is included in interest expense and other fees in the condensed consolidated statements of operations. The Company notes that debt issuance costs on the New Revolving Facility are included in deferred financing costs, current on the June 30, 2025 condensed consolidated balance sheet. The unamortized issuance costs totaled $5.8 million as of June 30, 2025.
Amortization expense related to the New Revolving Facility and Existing Revolving Facility discount and issuance costs of $0.3 million and $0.1 million were recorded for the three months ended June 30, 2025 and 2024, respectively.
Amortization expense related to the New Revolving Facility and Existing Revolving Facility discount and issuance costs of $0.4 million and $0.4 million were recorded for the six months ended June 30, 2025 and 2024, respectively.

A reconciliation of the outstanding principal to the carrying amount of the New Term Loan and for the prior periods the term loan under the Existing Credit Agreement (the “Existing Term Loan”) is as follows:

	New Term Loan		Existing Term Loan
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
Principal balance	$32,654	$—	$—	$25,000
PIK	295	—	—	6,780
Less: Unamortized debt discount and issuance costs	(4,669)	—	—	(1,733)
Total carrying amount	$28,280	$—	$—	$30,047
Amortization of debt discount and issuance costs is included in interest expense and other fees in the condensed consolidated statements of operations.
Amortization expense related to the New Term Loan and Existing Term Loan discount and issuance costs of $0.9 million and $0.6 million were recorded for the three months ended June 30, 2025 and 2024, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Amortization expense related to the New Term Loan and Existing Term Loan discount and issuance costs of $1.9 million and $1.4 million were recorded for the six months ended June 30, 2025 and 2024, respectively.
Liquidity & Going Concern
The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The terms of the New Revolving Credit Facility, including the rigorous covenants thereunder, raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements.

The Company plans to continue to work closely with Blue Owl to mitigate any potential adverse impact from the covenant provisions of the New Revolving Credit Facility. The Company anticipates that it will not have sufficient cash available to repay the loans in the Event of Default.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Borrowings on the New Term Loan and New Revolving Credit Facility are classified as current liabilities in the June 30, 2025 condensed consolidated balance sheet.
6.STOCK-BASED COMPENSATION
As of June 30, 2025, the Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

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
Stock Options
A summary of the status of the stock options under the 2014 Plan as of June 30, 2025, and changes during the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2024	256,689	$6.96	4.4	$415
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance - June 30, 2025	256,689	$6.96	3.9	$672
No stock options were exercised during either the six months ended June 30, 2025 or 2024.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

2021 Plan

On June 9, 2021, the approved 2021 Plan became effective.

In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSA”), restricted stock unit awards (“RSU”), performance share awards, performance share unit awards (“PSU”), stock appreciation rights and stock options to officers, employees, directors and consultants to purchase common stock. The Plan also allows for providing cash-based awards and other stock-based awards. The awards granted are subject to either service-based and/or performance-based vesting conditions. Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant. Awards granted under the 2021 Plan generally vest over one to four years. As of June 30, 2025, the total number of common stock authorized for issuance under the 2021 Plan is 772,864.

The following table summarizes the Company’s RSA activity under the 2021 Plan during the six months ended June 30, 2025:

	Stock Options				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
Balance - December 31, 2024	13,865	$261.25	6.5	$—	264,812	$22.83
Granted	—	—			71,055	9.74
Exercised / Vested	—	—			(125,672)	23.93
Forfeited	—	—			(22,451)	12.81
Balance - June 30, 2025	13,865	$261.25	0.05	$—	187,744	$18.34

Stock-Based Compensation Expense— Stock-based compensation expense of $0.9 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.9 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations.

As of June 30, 2025, there was $3.0 million of unrecognized compensation costs. This amount is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of vested RSUs as of their respective vesting dates were $1.2 million.
7.INCOME TAXES

The income tax provision of $0.06 million and $0.06 million was recorded for the three months ended June 30, 2025 and 2024, respectively, and $0.09 million and $0.07 million was recorded for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was (0.78%) and (0.88%) for the three months ended June 30, 2025 and 2024, respectively, and (0.67%) and (0.89%) for the six months ended June 30, 2025 and 2024, respectively. The provision for the three and six months ended June 30, 2025 relates predominately to state income taxes for states that have net operating loss usage limitations. The Company’s effective tax rate for the three and six months ended June 30, 2025 and 2024 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforward of $124.8 million that expire at various dates from 2033 through 2037 and includes $102.2 million that have an unlimited carryforward period. As of December 31, 2024, the Company has U.S. state and local net operating loss carryforwards of $91.0 million that expire from 2025 to 2043.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

36 months ended June 30, 2025, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of June 30, 2025 and December 31, 2024.
8.NET LOSS PER SHARE

As discussed in Note 5, on June 12, 2025, in connection with the Refinancing Agreement, the Company issued warrants to Blue Owl (the “lender warrants”) to purchase up to an aggregate 486,264 shares of the Company common stock an exercise price of $0.01, subject to adjustment. The lender warrants are considered exercisable for an aggregate 486,264 shares for little to no consideration and the shares are therefore included in basic shares outstanding at their issuance date.

As discussed in Note 5, the Refinancing Agreement provides for the Term Loan Conversion which allows the Class B Lenders to convert amounts outstanding under the New Term Loan into up to 21,378,017 shares of the Company common stock, subject to certain conditions, representing the maximum number of shares of Company common stock issuable upon the Term Loan Conversion. As the shareholder vote disclosed in Note 12, Subsequent Events, had not occurred as of June 30, 2025, these amounts have not been included within basic and diluted shares outstanding as of the three month and six month periods ended June 30, 2025.

On March 6, 2023, in connection with a prior amendment to the Existing Credit Agreement, the Company issued lender warrants to Blue Owl to purchase up to 80,000 shares of the Company common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, the Company issued lender warrants to Blue Owl to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. The lender warrants are considered exercisable for 160,000 shares for little to no consideration and the shares are therefore included in basic and diluted shares outstanding at their issuance date.

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

	Three and Six Months Ended June 30,
	2025	2024
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	270,554	332,468
Unvested restricted stock units	187,744	312,166
Total common stock equivalents	971,598	1,157,934
9.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions. The Company is not currently aware of any indemnification or other claims, except as discussed below and has accrued liabilities related to such obligations in the condensed consolidated financial statements when estimable and probable, as of June 30, 2025 and December 31, 2024.
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

On October 7, 2024, the Company reached a settlement with DCA to resolve any and all disputes that exist between the two parties for total consideration of $3.0 million with half paid on October 11, 2024 and the remainder paid over the next two years. On October 14, 2024, the case was formally discontinued, with prejudice. On June 30, 2025, the Company made its next installment payment for $0.3 million. The Company recognized $0.8 million in estimated loss in accrued litigation settlement liability for the payments that are due within one year from June 30, 2025 and $0.3 million in other liabilities for the installment payments that are due after June 30, 2026 in its condensed consolidated balance sheet as of June 30, 2025.

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

Pursuant to the settlement, on August 20, 2024, the Company paid $1.8 million into an escrow account for the New York plaintiffs. On December 13, 2024, the District Court of the Southern District of New York approved the settlement of the New York Action, dismissing all claims asserted with prejudice. At that time, the Company determined the number of Settlement Shares for the New York Action (the “New York Settlement Shares”) is 103,424 shares which was calculated by dividing $0.8 million by the VWAP of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the hearing held on December 13, 2024 for the final approval for the New York Action (the “New York Settlement Hearing VWAP”). 43,839 of the New York Settlement Shares were released to the New York plaintiffs on December 20, 2024. 59,585 of the New York Settlement Shares are considered the “New York Excess Settlement Shares.” The Company may either deliver the New York Excess Settlement Shares or pay in cash the full value of the New York Excess Settlement Shares, calculated by multiplying the number of New York Excess Settlement Shares by the New York Settlement Hearing VWAP. The New York Excess Settlement Shares or cash are due in two equal installments. On June 13, 2025, the Company delivered 29,793 shares to the New York plaintiffs, which represents one-half of the remaining New York Excess Settlement Shares and the second equal installment in cash or shares will be made on December 13, 2025.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The Company recognized a $0.7 million accrued litigation settlement liability for the payments that are due within one year from June 30, 2025.

FlexShopper Litigation

On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a complaint against Katapult in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges patent infringement and seeks an injunction as well as damages for alleged lost profits and willfulness. On December 20, 2024, the Company filed a Motion to Dismiss all claims. The Company has not recorded any loss contingencies associated with this litigation as loss is not probable and the amount is not reasonably estimable as of June 30, 2025. The Company intends to vigorously defend this case.
10.FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, new term loan derivative liability, warrant liability, the New Revolving Facility, and the New Term Loan. The Company believes that the carrying amounts of its financial instruments including cash, accounts payable and accrued expenses approximate their fair values due to the short-time maturities of these instruments. The condensed consolidated financial statements also include level 3 fair value measurements of private common stock warrants and the new term loan derivative liability. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments.
New Revolving Facility and New Term Loan

	June 30, 2025
	Carrying amount	Fair value
New Revolving Facility	$80,617	$79,995
New Term Loan	28,280	29,097
	$108,897	$109,092
The unamortized issuance costs as of June 30, 2025 associated with the New Revolving Facility and New Term Loan was $5.8 million and $4.7 million, respectively. The estimated fair values of the Company’s New Revolving Facility and New Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings. The Company notes that the carrying amount of the New Term Loan listed above excludes the value of the bifurcated conversion feature that is accounted for as a derivative liability and disclosed below.

Existing Revolving Facility and Existing Term Loan

	December 31, 2024
	Carrying amount	Fair value
Existing Revolving Facility	$82,582	$84,422
Existing Term Loan	30,047	33,151
	$112,629	$117,573
The amounts presented for December 31, 2024, relate to the Existing Revolving Facility and Existing Term Loan under the Existing Credit Facility, which was amended and restated in full on June 12, 2025.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Derivative Liability – New Term Loan

The following table provides a roll forward of the aggregate fair value of the Company’s derivative liability – new term loan:

	Derivative Liability - New Term Loan
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2024	$—	$—	$—	$—
Issuance date fair value	—	—	3,558	3,558
Balance at June 30, 2025	$—	$—	$3,558	$3,558

The term loan derivative liability arises from the conversion feature embedded in the New Term Loan entered into by the Company, see Note 5 for further information. The conversion feature allows the holder of the convertible debt to convert the debt into the Company's shares at a significant discount. The conversion feature is considered a derivative instrument, as it is not clearly and closely related to the host debt instrument. The fair value of the derivative liability was measured using a with and without valuation methodology. Inputs, including those considered to be unobservable, used to determine the estimated fair value of the derivative instruments include the net originations risk premium, enterprise value volatility, net originations volatility and risk-free rate. Changes in these assumptions can materially affect the fair value.

June 30, 2025
Net originations risk premium	3.0%
Enterprise value volatility	25.0%
Net originations volatility	7.0%
Risk-free rate	4.1%

Warrant Liability

	Warrant liability - Public (Level 1) & Private Warrants (Level 3)
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2024	$76	$—	$2	$78
Change in fair value	24	—	1	25
Balance at June 30, 2025	$100	$—	$3	$103

During the six months ended June 30, 2025 and 2024, there were no transfers between levels.

11.SEGMENT REPORTING

The Company is a U.S. domiciled business, with operations in 46 states and the District of Columbia, providing lease payment options to consumers to obtain durable goods from omnichannel and e-commerce partners. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment. The accounting policies for this segment are the same as those described in the summary of significant accounting policies and the measure of segment assets is reported on the condensed consolidated balance sheet as total assets. There have been no changes in the Company’s organizational structure or reporting practices during the six months ended June 30, 2025

The Company’s chief operating decision maker (“CODM”) is the chief executive officer, Orlando Zayas. The CODM manages the business activities on a consolidated basis and measures the profitability of the Company's single reporting segment using net loss, a measure that is also reported in the Condensed Consolidated Statement of Operations. Net loss is used by the CODM to evaluate results and is considered in determining capital allocation. The CODM considers net loss to evaluate the performance of assets in deciding where to invest into the business, such as in areas such as technology, resources, or other growth initiatives. Net loss is also used to monitor budget versus actual results.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The significant segment expenses reviewed by the CODM include cost of revenue, interest expense on the New Revolving Facility and New Term Loan, and other operating expenses. Cost of revenue is primarily comprised of depreciation expense on property held for lease, including impairment expense and accelerated depreciation on early lease-purchase options (buyouts) and other variable expenses such as call center fees. Operating expenses include general and administrative expenses, underwriting, processing fees, stock compensation and other depreciation. There are no other segment items.

Revenues from external customers, cost of revenue, interest income, and income tax expense/benefit can be found in the Condensed Consolidated Statements of Operations. Accumulated depreciation and impairment in included in Note 3, Property Held for Lease, Net of Accumulated Depreciation and Impairment. Significant noncash items other than depreciation and amortization expense are included in the Condensed Consolidated Statement of Cash Flows. Interest expense was $5.4 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively, and $10.5 million and $9.2 million for the six months ended June 30, 2025 and 2024, respectively.
12.SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

At the Special Meeting of Stockholders of the Company, held on August 6, 2025, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rules, the issuance of shares of our Common Stock issuable upon the exercise of the Blue Owl Warrants and upon the Term Loan Conversion. As a result, (i) the maturity date of the Refinancing Agreement became December 31, 2026, (ii) the Blue Owl Warrants became immediately exercisable and (iii) the Term Loan Conversion became exercisable on earliest to occur of (i) June 30, 2026 or (ii) the occurrence of an Event of Default that is then continuing under and as defined in the Refinancing Agreement.

On August 5, 2025, the Company entered into the Limited Waiver to our Amended and Restated Loan and Security Agreement (“The Limited Waiver”), dated as of June 12, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc., the Company, Midtown Madison Management LLC, as administrative, payment and collateral agent and lender, and the lenders party thereto which, among other things, waived the Company's failure to maintain the required Minimum Trailing Three-Month Net Originations as of July 31, 2025, as required by the Refinancing Agreement and the other Refinancing Documents, resulting in the occurrence of a Default and/or Event of Default under the Refinancing Agreement.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the Act to our Consolidated Financial Statements.

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

The following tables present gross originations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024	$	%
Gross Originations	$72,138	$55,311	$16,827	30.4%

Wayfair represented 27% and 48% of gross originations during the three months ended June 30, 2025 and 2024, respectively. The gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform.

Katapult Pay represented 39% and 28% of gross originations during the three months ended June 30, 2025 and 2024, respectively.

	Six Months Ended June 30,		Change
	2025	2024	$	%
Gross Originations	$136,337	$110,941	$25,396	22.9%

Wayfair represented 27% and 48% of gross originations during the six months ended June 30, 2025 and 2024, respectively. The gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform.

Katapult Pay represented 37% and 27% of gross originations during the six months ended June 30, 2025 and 2024, respectively.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrants and loss on issuance of shares, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, provision of impairment of leased assets, stock-based compensation expense, litigation settlement and other related expenses, and debt refinancing costs and loss on extinguishment of debt.
See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net loss.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Change	% Change
Revenue
Rental revenue	$70,716	$58,196	$12,520	21.5%
Other revenue	1,170	667	503	75.4%
Total revenue	71,886	58,863	13,023	22.1%
Cost of revenue	60,718	48,935	11,783	24.1%
Gross profit	11,168	9,928	1,240	12.5%
Operating expenses	12,578	12,549	29	0.2%
Loss from operations	(1,410)	(2,621)	1,211	(46.2%)
Loss on extinguishment of term loan	(1,040)	—	(1,040)	—%
Interest expense and other fees	(5,361)	(4,674)	(687)	14.7%
Interest income	26	359	(333)	(92.8%)
Change in fair value of warrant liability	11	109	(98)	(89.9%)
Loss before income taxes	(7,774)	(6,827)	(947)	13.9%
Provision for income taxes	(61)	(61)	—	—%
Net loss	$(7,835)	$(6,888)	$(947)	13.7%

Weighted average common shares outstanding - basic and diluted	4,813	4,286	527	12.3%

Net loss per common share - basic and diluted	$(1.63)	$(1.61)	$(0.02)	1.2%

Revenue

Total revenue is comprised of rental revenue and other revenue. Rental revenue is recognized in the period it is earned and cash is collected. Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships, and is recognized as performance obligations are satisfied.

The increase in total revenue of $13.0 million, or 22.1%, during the three months ended June 30, 2025 as compared to the same period in 2024 was primarily a result of gross origination growth and healthy customer payment collections. We saw gross origination growth during the three months ended June 30, 2025 as compared to the same period in 2024 primarily as a result of our mobile app featuring Katapult Pay and growth from our direct merchants. Write-offs as a percentage of total revenue was 9.8% and 9.3% during the three months ended June 30, 2025 as compared to the same period in 2024 and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

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

The increase in cost of revenue of $11.8 million, or 24.1%, during the three months ended June 30, 2025 as compared to the same period in 2024 was a result of higher gross origination growth and capitalized property held for leases. The increase in the property held for lease portfolio and the historical lease portfolio collection patterns impact the associated depreciation expense, which includes accelerated depreciation for early lease-purchase options (buyouts), and accelerated depreciation for impairment charges related to property held for lease. As depreciation expense is accelerated for buyouts and impairment, the cost of sales is greater earlier in the property held for lease asset life. As a result, in periods of high gross origination growth with higher rates of property held for lease additions, cost of sales will be disproportionately higher as compared to revenue growth.

Gross Profit

Gross profit as a percentage of total revenue decreased to 15.5% for the three months ended June 30, 2025 compared to 16.9% for the same period in 2024 primarily due to the increase in cost of revenue during the three months ended June 30, 2025 compared to the same period in 2024.

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

Total operating expenses remained flat during the three months ended June 30, 2025 as compared to the same period in 2024.

Interest Expense and Other Fees.

Interest expense increased $0.7 million during the three months ended June 30, 2025 as compared to the same period in 2024. The increase in interest expense for the three months ended June 30, 2025, was primarily attributable to higher average outstanding principal balances under the Existing Revolving Facility and Existing Term Loan. This increase was partially offset by a decline in the average SOFR rate period-over-period.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Change	% Change
Revenue
Rental revenue	$141,794	$122,338	$19,456	15.9%
Other revenue	2,038	1,586	452	28.5%
Total revenue	143,832	123,924	19,908	16.1%
Cost of revenue	118,315	97,508	20,807	21.3%
Gross profit	25,517	26,416	(899)	(3.4%)
Operating expenses	27,463	25,237	2,226	8.8%
Income (loss) from operations	(1,946)	1,179	(3,125)	(265.1%)
Loss on extinguishment of term loan	(1,040)	—	(1,040)	—%
Interest expense and other fees	(10,505)	(9,201)	(1,304)	14.2%
Interest income	83	683	(600)	(87.8%)
Change in fair value of warrant liability	(25)	(53)	28	(52.8%)
Loss before income taxes	(13,433)	(7,392)	(6,041)	81.7%
Provision for income taxes	(90)	(66)	(24)	36.4%
Net loss	$(13,523)	$(7,458)	$(6,065)	81.3%

Weighted average common shares outstanding - basic and diluted	4,716	4,264	452	10.6%

Net loss per common share - basic and diluted	$(2.87)	$(1.75)	$(1.12)	64.0%

Revenue

The increase in total revenue of $19.9 million, or 16.1%, during the six months ended June 30, 2025 as compared to the same period in 2024 was primarily a result of gross origination growth and strong collection efforts. We saw gross origination growth during the six months ended June 30, 2025 as compared to the same period in 2024 primarily as a result of our mobile app featuring Katapult Pay and growth from our direct merchants. Write-offs as a percentage of total revenue was 9.4% and 8.8% during the six months ended June 30, 2025 as compared to the same period in 2024 and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

Cost of Revenue

The increase in cost of revenue of $20.8 million, or 21.3%, during the six months ended June 30, 2025 as compared to the same period in 2024 was a result of higher gross origination growth and historical collection results of our lease portfolio period-over-period, which impacts the associated depreciation expense, buyout reserves, and impairment charges related to property held for lease. The increase in the property held for lease portfolio and the historical lease portfolio collection patterns impact the associated depreciation expense, which includes accelerated depreciation for early lease-purchase options (buyouts), and accelerated depreciation for impairment charges related to property held for lease. As depreciation expense is accelerated for buyouts and impairment, the cost of sales is greater earlier in the property held for lease asset life. As a result, in periods of high gross origination growth with higher rates of property held for lease additions, cost of sales will be disproportionately higher as compared to revenue growth.

Gross Profit

Gross profit as a percentage of total revenue decreased to 17.7% for the six months ended June 30, 2025 compared to 21.3% for the same period in 2024 primarily due to the increase in cost of revenue during the six months ended June 30, 2025 compared to the same period in 2024.

Operating Expenses

The increase in total operating expenses of $2.2 million, or 8.8% during the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to increased compensation and general administrative costs incurred during the six months ended June 30, 2025 as compared to the same period in 2024, partially offset by reduced professional and consulting fees.
Interest Expense and Other Fees

Interest expense increased $1.3 million during the six months ended June 30, 2025 as compared to the same period during 2024. The increase in interest expense and other fees during the six months ended June 30, 2025 as compared to the same period in 2024 was primarily attributable to higher average outstanding principal balances under the Existing and New Revolving Facility. This increase was partially offset by a decline of the average SOFR rate period-over-period. In connection with the refinancing, the New Term Loan transitioned to a fixed 18% PIK interest rate, compared to a variable SOFR-based rate structure under the Existing Term Loan in the prior-year period.

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

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses related to lease originations, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. The reconciliations of gross profit to adjusted gross profit for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$71,886	$58,863	$143,832	$123,924
Cost of revenue	60,718	48,935	118,315	97,508
Gross profit	11,168	9,928	25,517	26,416
Less:
Servicing costs	1,127	1,141	2,212	2,273
Underwriting fees	830	491	1,602	1,000
Adjusted gross profit	$9,211	$8,296	$21,703	$23,143

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, interest income, change in fair value of warrants, provision for income taxes, depreciation and amortization on property and equipment and capitalized software, provision for impairment of leased assets, stock-based compensation expense, litigation settlement and other related expenses, and debt refinancing costs and loss on extinguishment of debt. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance.

The reconciliations of net loss to adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,835)	$(6,888)	$(13,523)	$(7,458)
Add back:
Interest expense and other fees	5,361	4,674	10,505	9,201
Interest income	(26)	(359)	(83)	(683)
Change in fair value of warrants	(11)	(109)	25	53
Provision for income taxes	61	61	90	66
Depreciation and amortization on property and equipment and capitalized software	315	263	645	529
Provision for impairment of leased assets	270	429	420	602
Debt refinancing costs and loss on extinguishment of debt	1,145	—	2,116	—
Stock-based compensation expense	864	1,552	1,930	2,943
Litigation settlement and other related expenses	178	—	437	—
Adjusted EBITDA	$322	$(377)	$2,562	$5,253

Adjusted Net Loss

Adjusted net loss is a non-GAAP financial measure that is defined as net loss before change in fair value of warrants, stock-based compensation expense, litigation settlement and other related expenses, and debt refinancing costs and loss on extinguishment of debt. The reconciliations of net loss to adjusted net loss for the three and six months ended June 30, 2025 and 2024 are as follows

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,835)	$(6,888)	$(13,523)	$(7,458)
Add back:
Change in fair value of warrants	(11)	(109)	25	53
Stock-based compensation expense	864	1,552	1,930	2,943
Litigation settlement and other related expenses	178	—	437	—
Debt refinancing costs and loss on extinguishment of debt	1,145	—	2,116	—
Adjusted net loss	(5,659)	(5,445)	(9,015)	(4,462)

Fixed Cash Operating Expenses

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less depreciation and amortization on property and equipment and capitalized software, stock-based compensation expense, litigation settlement and other related expenses, debt refinancing costs and variable lease costs such as servicing costs and underwriting fees. We believe fixed cash operating expenses illustrate the ongoing expenses that we control. The reconciliations of operating expenses to fixed cash operating expenses for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses	$12,578	$12,549	$27,463	$25,237
Less:
Depreciation and amortization on property and equipment and capitalized software	315	263	645	529
Stock-based compensation expense	864	1,552	1,930	2,943
Servicing costs	1,127	1,141	2,212	2,273
Underwriting fees	830	491	1,602	1,000
Litigation settlement and other related expenses	178	—	437	—
Debt refinancing costs	105	—	1,076	—
Fixed cash operating expenses	$9,159	$9,102	$19,561	$18,492

LIQUIDITY & CAPITAL RESOURCES (dollars in thousands)

The Company’s financing is generally comprised of cash from leases and borrowings from the Refinancing Agreement, which is fully collateralized by our assets. As of August 8, 2025, we had a combined principal balance outstanding of approximately $115.9 million related to the New Revolving Facility and New Term Loan.

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

The following table presents cash used in operating, investing, and financing activities during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$16,552	$28,811
Net cash provided by (used in):
Operating activities	(3,196)	1,352
Investing activities	(660)	(337)
Financing activities	(3,706)	8,548
Cash, cash equivalents and restricted cash at end of period	$8,990	$38,374

The change in cash provided by / used in operating activities of $4.5 million for the 2025 period compared to the 2024 period is primarily driven by changes in net loss, adjusted for non-cash charges and higher spending on property held for lease; partially offset by changes in working capital.

The increase in cash used in investing activities of $0.3 million for the 2025 period compared to the 2024 period is primarily due to an increase in capitalized software additions.

The change in cash provided by / used in financing activities of $12.3 million in the 2025 period compared to the 2024 period is primarily driven by a $6.5 million increase in principal repayments on the Existing and New Revolving Credit Facilities and a $1.2 million increase in deferred financing costs, partially offset by $4.6 million decrease in net proceeds from the Existing Revolving Facility.

In the six months ended June 30, 2024, we received $9.6 million due to a timing error in our third-party loan processor validation process for the three months ended December 31, 2023, causing proceeds to be higher during the six months ended June 30, 2024 as compared to the six months ended June 30, 2025.

In the six months ended June 30, 2025, we corrected our borrowing base calculation, which resulted in a $5.8 million principal repayment to our lender and represents the primary driver of the increase in principal repayments in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Additionally, we paid $ 1.2 million in deferred financing costs in connection with the Refinancing Agreement during the period.

Going Concern

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The terms of the New Revolving Credit Facility, including the rigorous covenants thereunder, raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements.

The Company plans to continue to work closely with Blue Owl to mitigate any potential adverse impact from the covenant provisions of the New Revolving Credit Facility. The Company anticipates that it will not have sufficient cash available to repay the loans in the Event of Default.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Borrowings on the New Term Loan and New Revolving Credit Facility are classified as current liabilities in the June 30, 2025 condensed consolidated balance sheet.

Financing Arrangements

Refinancing Agreement

For information on our obligations under the Refinancing Agreement, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Pledge and Guaranty

Pursuant to the Pledge Agreement, dated as of May 14, 2019, between Katapult Group, Inc. (f/k/a Cognical, Inc.) and Midtown Madison Management, LLC, Katapult Group, Inc. pledged and granted a first priority security interest in all equity interests of the Borrower and any investment property and general intangibles evidenced by or related to such membership interests. Pursuant to the Corporate Guaranty and Security Agreement, dated as of December 4, 2020, by and among Katapult Group, Inc., Legacy Katapult and Midtown Madison Management, LLC, Katapult and Katapult Group, Inc. have granted a first priority security interest in all of their respective assets and Katapult and Katapult Group, Inc. guarantee payment of all obligations of the Borrower under the Existing Credit Agreement. In connection with the Refinancing Agreement, the respective obligations under each of the Pledge Agreement and Corporate Guaranty and Security Agreement were reaffirmed and all references to the Existing Credit Agreement in each such agreement thereafter were deemed to refer to the Refinancing Agreement.

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

Smaller Reporting Company

As of June 30, 2025, we are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

In connection with the Refinancing Agreement, the New Revolving Facility accrues interest at a rate per annum equal to SOFR, subject to a 3% floor and an applicable credit adjustment spread of 0.10%, plus 7.00% per annum. As of June 30, 2025, the interest rate on the New Revolving Facility was 11.9%.

In connection with the Refinancing Agreement, our New Term Loan bears interest at a rate per annum equal to 18.0%, which interest accrues to the principal balance as PIK interest on a weekly basis. Further discussion is included in Note 5.

The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of June 30, 2025 and December 31, 2024. A 100 basis point change in interest rates would cause our New Revolving Facility and New Term Loan annual interest expense to change by approximately $0.8 million and $0.3 million, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Refinancing Agreement and our Indebtedness
•If we trigger an event of default under the Refinancing Agreement and such event of default is not waived by our Lender, the Refinancing Agreement would terminate and our obligations under the Refinancing Agreement would accelerate, which would have a material adverse effect on our business, results of operations and financial position.
•The New Term Loan and Blue Owl Warrants may result in substantial dilution to our stockholders.

•We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions.
•The Refinancing Agreement governing the New Revolving Facility and New Term Loan includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives including potential mergers and acquisitions opportunities. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Refinancing Agreement, which would have a material adverse effect on our business, financial condition and results of operations.
•Failure to comply with the covenants set forth in the Refinancing Agreement would allow the Class B Lenders to convert the New Term Loan into Common Stock.

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
•Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot repay our indebtedness when it comes due, or adequately fund our operations.
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

Risks Related to the Refinancing Agreement and our Indebtedness

If we trigger an event of default under the Refinancing Agreement and such event of default is not waived by our Lender, the Refinancing Agreement would terminate and our obligations under the Refinancing Agreement would accelerate, which would have a material adverse effect on our business, results of operations and financial position.

The Refinancing Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Refinancing Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them. The Refinancing Agreement contains certain financial covenants. In particular, as of the end of each month, (1) we must maintain certain minimum Trailing Three-Month Net Originations representing net lease costs of newly originated leases in the immediately trailing three calendar month period and (2) our Term Advance Rate may not exceed certain thresholds. Beginning in February 2026, we will also be required to maintain minimum liquidity of at least $1.0 million (increasing to $1.5 million in April 2026, $3.5 million in May 2026 and $5 million in July 2026) in unrestricted cash and cash equivalents as of the last business day of any calendar week. We have failed to comply with similar or identical obligations in the past under the Existing Credit Agreement and may do so in the future under the Refinancing Agreement. We have been in the past unable to comply with the financial covenants and certain reporting covenants in the Existing Credit Agreement and may in the future be unable to comply with such covenants in the Refinancing Agreement, and we may from time to time fail to comply with (or breach) other covenants or requirements of the Refinancing Agreement. We could fail to comply with such covenants and trigger an event of default under the Refinancing Agreement. We anticipate that we will not have sufficient cash available to repay the loans under the Refinancing Agreement in the event of default.

If we trigger an event of default under the Refinancing Agreement and any such event of default is not waived by our Lenders, we would not be able to borrow under the Refinancing Agreement, and our Lenders would have the right to terminate the loan commitments under the Refinancing Agreement, accelerate repayment of all obligations under the Refinancing Agreement, and foreclose its liens against substantially all of our assets and take possession and sell any such assets to reduce any such obligations. While the Lenders have previously granted the Company waivers of certain events of default under the Existing Credit Agreement there is no guarantee that they will be willing to do so in the future. In addition, the rights of the Lenders under the Refinancing Agreement are fully transferable and assignable and there is no guarantee that any transferee will be willing to grant any such waivers or have interests that align with the Company and its stockholders. In the event of default or upon maturity if we do not have sufficient liquid assets to repay amounts outstanding under the Refinancing Agreement, the Lenders have the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations. As a result, we would likely be unable to continue our operations, be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. These events would have a material adverse effect on our business, results of operations and financial position.

The New Term Loan and Blue Owl Warrants may result in substantial dilution to our stockholders.

The Class B Lenders may exercise the Term Loan Conversion in full on the earliest of (x) June 30, 2026, or (y) upon an event of default under the New Term Loan. The conversion price of the New Term Loan is a price equal to the greater of (x) 50% discount to the then-trailing 20-day VWAP and (y) $2.00 per share. If the 20-day VWAP is above $10.00 per share, the discount is reduced by 5% for every $0.50 share price increment in the 20-day VWAP above $10.00, until there is a 0% discount at $15.00 per share. Additionally, entities affiliated with Blue Owl currently hold an outstanding warrant to purchase 160,000 shares of our Common Stock and the Blue Owl Warrants to purchase an aggregate of 486,264 shares of our Common Stock. The issuances of our Common Stock upon exercise of the warrants held by entities affiliated with Blue Owl and upon conversion of the New Term Loan pursuant to the Refinancing Agreement will result in a significant increase in the number of shares of Common Stock outstanding, which means that our existing stockholders will own a smaller ownership interest in the Company, experience substantial dilution and have less ability to influence significant decisions requiring stockholder approval. If the warrants held by entities affiliated with Blue Owl and/or the Term Loan Conversion are exercised, our stockholders will experience substantial dilution and we may experience volatility in the price of our Common Stock.

We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness. As of June 30, 2025, the total aggregate indebtedness under the Refinancing Agreement was approximately $113.6 million of principal outstanding. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Refinancing Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Refinancing Agreement and to make payments on our indebtedness as they become due.

Our overall leverage and the terms of our Refinancing Agreement could also:
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

In addition, the Refinancing Agreement is secured by a pledge over all of the assets of the Borrower, is guaranteed by us and our wholly owned subsidiary, Katapult Group, Inc., which in turn is secured by a pledge over all of our assets and the assets of Katapult Group, Inc.

The Refinancing Agreement governing the New Revolving Facility and New Term Loan includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives, including potential mergers and acquisitions opportunities. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Refinancing Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

The Refinancing Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Refinancing Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under the Refinancing Agreement are subject to certain restrictions, and the New Revolving Facility may not be prepaid in full so long as any portion of the New Term Loan is outstanding. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives. The Refinancing Agreement contains certain financial covenants. In particular, as of the end of each month, (1) we must maintain certain minimum Trailing Three-Month Net Originations representing net lease costs of newly originated leases in the immediately trailing three calendar month period and (2) our Term Advance Rate may not exceed certain thresholds. Beginning in February 2026, we will also be required to maintain minimum liquidity of at least $1.0 million (increasing to $1.5 million in April 2026, $3.5 million in May 2026 and $5 million in July 2026) in unrestricted cash and cash equivalents as of the last business day of any calendar week. These financial covenants are restrictive and failure to comply with these covenants would have a material adverse effect on our business, financial condition, and results of operations.

We have been in the past unable to comply with the financial covenants and certain reporting covenants in the Existing Credit Agreement and may in the future be unable to comply with such covenants in the Refinancing Agreement, and we may from time to time fail to comply with (or breach) other covenants or requirements of the Refinancing Agreement. In such event, if we are unable to negotiate with our Lenders for a waiver or dispensation under the agreement, we would not be able to borrow under the Refinancing Agreement and our Lenders would have the right to terminate the loan commitments under the Refinancing Agreement and accelerate repayment of all obligations under the Refinancing Agreement, which would become due and payable immediately, and such an event would have a material adverse effect on our business, results of operations and financial position. While the Lenders have previously granted the Company waivers of certain events of default under the Existing Credit Agreement there is no guarantee that they will be willing to do so in the future. In addition, the rights of the Lenders under the Refinancing Agreement are fully transferable and assignable and there is no guarantee that any transferee will be willing to grant any such waivers or have interests that align with the Company and its stockholders. In the event of default or upon maturity if we do not have sufficient liquid assets to repay amounts outstanding under the Refinancing Agreement, the Lenders have the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations. As a result, we would likely be unable to continue our operations, be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. These events would have a material adverse effect on our business, results of operations and financial position.

Failure to comply with the covenants set forth in the Refinancing Agreement would allow the Class B Lenders to convert the New Term Loan into Common Stock.

Class B Lenders holding 51% of the New Term Loan may cause all of the Class B Lenders to convert up to 100% of the outstanding New Term Loan into Common Stock of Katapult Holdings, Inc. upon the earliest to occur of (i) June 30, 2026 and (ii) the occurrence of an Event of Default under the Refinancing Agreement. As such, if we are unable to comply with our financial covenants or other covenants or requirements of the Refinancing Agreement, the Class B Lenders holding 51% of the New Term Loan may elect to convert outstanding New Term Loans into Common Stock of Katapult Holdings, Inc. prior to June 30, 2026.

Risks Related to Our Business, Strategy and Growth

A meaningful percentage of our gross originations are concentrated with a single merchant, and any deterioration in the business of, or in our relationship with, this merchant or any other key merchant relationship or partner could materially and adversely affect our business, results of operations, financial condition, and prospects.

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 27% and 48% of our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into and do not represent revenue earned) for the three months ended June 30, 2025 and 2024, respectively, and approximately 27% and 48% for the six months ended June 30, 2025 and 2024, respectively. Gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform. Our top ten direct merchants, which are merchants with whom we have a direct contractual arrangement, in the aggregate represented approximately 49% and 60% of our gross originations for the three months ended June 30, 2025 and 2024, respectively, and approximately 49% and 61% of our gross originations for the six months ended June 30, 2025 and 2024, respectively. The loss of any of our significant merchant partners, and in particular the loss of Wayfair, would materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, a material modification in the merchant agreement with Wayfair or another significant merchant or changes in the prominence of our solution on a significant merchant’s website or prioritization of our solution in a significant merchant’s waterfall could adversely affect our business, results of operations, financial condition, and prospects.

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

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, since we launched the app in late 2022, transactions that were completed using KPay have grown to represent 39% and 37% of our total gross originations for the three and six months ended June 30, 2025. Approximately 59% of our 2025 gross originations started with an interaction in our mobile app.

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

We incurred a net loss of $7.8 million and $13.5 million during the three and six months ended June 30, 2025, respectively. In addition, we generated a net loss of $6.9 million and $7.5 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, our accumulated deficit was approximately $162.0 million. While our operating expenses decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023, our operating expenses during the first half of 2025 increased slightly when compared the first half of 2024, largely due to our efforts to refinance the Existing Credit Agreement, and we may need to further increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

Pursuant to Refinancing Agreement, we are required to use a designated loan processor to validate customer purchases for funding our New Revolving Facility and, thus, in the operation of our platform. The performance and accuracy of said loan processor is essential to our operations and is critical to ensuring that loans are appropriately and timely funded. We rely on the designated loan processor to ensure their systems, internal procedures, verification processes and facilities are protected against service interruptions, power or telecommunications failures, criminal acts, and similar events. We may be harmed if there is a delay, disruption, or error in loan validation. Further, if our arrangements with the designated loan processor is terminated, or if there is a lapse in service due to errors, we could experience interruptions in the provision of our leases. We may also experience increased costs and difficulties in funding leases or finding replacement loan providers or processors on commercially reasonable terms, on a timely basis, or at all.

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

While we have implemented security measures designed to protect against data security breaches and other security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems and networks (including our products or services) because such threats and techniques change frequently, are often sophisticated in nature, may not be detected until after a security incident has occurred, and may see their frequency increased and effectiveness enhanced, by the use of AI/ML. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems and networks (including our products or services), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot repay our indebtedness when it come due, or adequately fund our operations.

As of December 31, 2024, we believed that we would not have sufficient cash available to pay off our existing indebtedness upon maturity. As a result, our auditors issued a going concern opinion in connection with the audit of our financial statements for the fiscal year ended December 31, 2024, which means that there was substantial doubt that we can continue as an ongoing business for the next 12 months. The inclusion of an explanatory paragraph in the audit opinion regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relationships with third parties.

While we recently entered into the Refinancing Agreement, which refinanced our Existing Credit Agreement, there are significant risks associated with the Refinancing Agreement, including the rigorous covenants thereunder. In the event of default or upon maturity if we do not have sufficient liquid assets to repay amounts outstanding under the Refinancing Agreement, the Lenders have the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations. For example, we previously failed to maintain the required Minimum Trailing Three-Month Net Originations which the Lenders waived through the Limited Waiver on August 5, 2025. In the case of an event of default, if we are unable to negotiate with our Lenders for a waiver or dispensation under the Refinancing Agreement, or if the Lenders otherwise foreclose on their liens, we might be unable to continue our operations, be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. These events would have a material adverse effect on our business, results of operations and financial position. See “—Risks related to the Refinancing Agreement and our Indebtedness”.

If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to comply with a variety of reporting, accounting and other rules and regulations. As a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq, we are required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify, on an annual basis, that our internal control over financial reporting is effective. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. We have in the past, and may in the future, identify deficiencies in our internal controls that, individually or in the aggregate, constitute material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could fail to meet our reporting obligations or they could result in material misstatements of our financial statements, and we could also be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including heightened geopolitical tensions, imposition tariffs, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the U.S. government’s introduction of trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions have had, and are expected to continue to have, global economic consequences. Any such volatility and disruptions may have a material adverse effect on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest, trade disruptions, potential tariff and trade wars, or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also adversely affect discretionary spending for non-prime customers, which could reduce demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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
•future sales or issuances of our common stock (including upon the exercise of warrants, or pursuant to the exercise of the Term Loan Conversion under the Refinancing Agreement) or other securities;
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

Common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of June 30, 2025, the aggregate number of shares of our common stock reserved for future issuance under our 2021 equity incentive plan was 772,864, which consists of (1) initial reserve under our 2021 equity incentive plan of 357,286, (2) on June 6, 2023, our 2021 equity incentive plan was amended to increase the authorized shares of common stock reserved for issuance by 160,000, (3) on January 1, 2024, 122,181 shares of common stock were authorized for issuance in accordance with the amended plan, (4) on January 1, 2025 133,396 shares of common stock were authorized for issuance in accordance with the amended plan . As of June 30, 2025, there were 241,274 shares of common stock available for future issuance under our 2021 equity incentive plan.

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

The New Term Loan under the Refinancing Agreement is convertible into, and outstanding warrants are exercisable for, shares of our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our existing stockholders.

On October 31, 2019, we entered into a warrant agreement, with FinServ Acquisition Corp., which entitles each warrant holder thereof to purchase 1/25th of a share of our common stock at a price of $287.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 6, 2023, in connection with a prior amendment to the Existing Credit Agreement, the Company issued a warrant to purchase up to 80,000 shares of the Company common stock at an exercise price of $0.25 per share, which vested on September 6, 2023 and on December 5, 2023, the Company issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. In connection with the Refinancing Agreement, the Company issued the Blue Owl Warrants to purchase an aggregate of 486,264 shares of our common stock. Furthermore, in connection with the Refinancing Agreement, the Class B Lenders may exercise the Term Loan Conversion in full on the earliest of (x) June 30, 2026, or (y) upon an event of default under the New Term Loan.

The issuances of our common stock upon the exercise of outstanding warrants or exercise of the Term Loan Conversion pursuant to the Refinancing Agreement will result in a significant increase in the number of shares of common stock outstanding, which means that our existing stockholders will own a smaller ownership interest in the Company, experience substantial dilution and have less ability to influence significant decisions requiring stockholder approval. If the Term Loan Conversion is exercised and the holders of outstanding warrants exercise such warrants, our stockholders will experience substantial dilution and we may experience volatility in the price of our Common Stock. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us that has not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K which were not registered under the Securities Act:

•On April 10, 2025, we issued 54,024 shares of our common stock in connection with the settlement of a putative class action lawsuit, captioned Saunders v. Einbinder, et al., against directors and officers of FinServ Acquisition Corp. and FinServ Holdings LLC filed in 2022 in the Delaware Court of Chancery. We issued the shares without registration in reliance upon Section 3(a)(10) of the Securities Act.

•On June 13, 2025, we issued 29,793 shares of our common stock in connection with the settlement of a putative class action lawsuit, captioned McIntosh v. Katapult Holdings, Inc., et al, filed in 2021 in the U.S. District Court for the Southern District of New York. We issued the shares without registration in reliance upon Section 3(a)(10) of the Securities Act.

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

4.1
Form of Warrant to Purchase Stock, dated as of June 12, 2025, issued by Katapult Holdings, Inc., to certain entities affiliated with Blue Owl Capital Inc. as holders. (incorporated by reference to Exhibit 10.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on June 13, 2025).

10.1
Limited Waiver and Amendment Agreement to Credit Agreement, dated as of June 3, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on June 4, 2025).

10.2
Limited Waiver and Amendment Agreement to Credit Agreement, dated as of June 9, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on June 9, 2025).

10.3
Amended and Restated Loan and Security Agreement, dated as of June 12, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on June 13, 2025).

10.4*
Limited Waiver to the Amended and Restated Loan and Security Agreement, dated as of August 5, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto.

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

Date:	August 13, 2025	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)