Form 10-Q
period 2025-09-30
Katapult Holdings, Inc.
filed 2025-11-12
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of November 7, 2025: 4,643,334

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
•our ability to obtain, and the impact of, Requisite Stockholder Approval (as defined herein);
•potential impact of the Preferred Stock (as defined herein);
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
September 30, 2025

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,397	$3,465
Restricted cash	5,559	13,087
Property held for lease, net of accumulated depreciation and impairment (Note 3)	66,745	67,085
Prepaid expenses and other current assets	2,582	6,731
Deferred financing costs, net	4,827	—
Total current assets	83,110	90,368
Property and equipment, net	185	253
Capitalized software and intangible assets, net	2,203	2,076
Right-of-use assets, non-current	352	383
Security deposits	91	91
Total assets	$85,941	$93,171
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,028	$1,491
Accrued liabilities (Note 4)	18,926	17,372
Accrued litigation settlement (Note 9)	1,447	2,199
Unearned revenue	5,016	4,823
Revolving line of credit, net (Note 5)	79,565	82,582
Term loan, net (Note 5)	30,645	30,047
Derivative liability (Note 5)	5,147	—
Lease liabilities	48	179
Total current liabilities	143,822	138,693
Lease liabilities, non-current	405	444
Other liabilities	86	828
Total liabilities	144,313	139,965
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value-- 250,000,000 shares authorized; 4,589,310 and 4,446,540 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	108,551	101,657
Accumulated deficit	(166,923)	(148,451)
Total stockholders' deficit	(58,372)	(46,794)
Total liabilities and stockholders' deficit	$85,941	$93,171

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Rental revenue	$72,778	$59,609	$214,572	$181,947
Other revenue	1,266	698	3,304	2,284
Total revenue	74,044	60,307	217,876	184,231
Cost of revenue	59,492	48,358	177,807	145,866
Gross profit	14,552	11,949	40,069	38,365
Operating expenses	12,089	16,396	39,552	41,633
Income (loss) from operations	2,463	(4,447)	517	(3,268)
Loss on extinguishment of term loan	—	—	(1,040)	—
Interest expense and other fees	(5,900)	(4,801)	(16,405)	(14,002)
Interest income	11	332	94	1,015
Change in fair value of warrants and derivative liability	(1,573)	75	(1,598)	22
Loss before income taxes	(4,999)	(8,841)	(18,432)	(16,233)
Benefit (provision) for income taxes	50	(47)	(40)	(113)
Net loss	$(4,949)	$(8,888)	$(18,472)	$(16,346)

Weighted average common shares outstanding - basic and diluted	5,278	4,341	4,906	4,289

Net loss per common share - basic and diluted	$(0.94)	$(2.05)	$(3.77)	$(3.81)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2024	4,447	$—	$101,657	$(148,451)	$(46,794)
Net loss	—	—	—	(18,472)	(18,472)
Stock options exercised	2	—	8	—	8
Issuance of warrants in connection with the Refinancing Agreement	—	—	3,934	—	3,934
Vesting of restricted stock units	105	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(49)	—	(531)	—	(531)
Stock-based compensation expense	—	—	2,731	—	2,731
Issuance of shares due to litigation settlement	84	—	752	—	752
Balances at September 30, 2025	4,589	$—	$108,551	$(166,923)	$(58,372)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at December 31, 2023	4,073	$—	$94,544	$(122,536)	$(27,992)
Net loss	—	—	—	(16,346)	(16,346)
Stock options exercised	45	—	209	—	209
Vesting of restricted stock units	143	—	—	—	—
Repurchase of restricted stock for payroll tax withholding	(38)	—	(562)	—	(562)
Stock-based compensation expense	—	—	4,428	—	4,428
Balances at September 30, 2024	4,223	$—	$98,619	$(138,882)	$(40,263)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at June 30, 2025	4,570	$—	$107,912	$(161,974)	$(54,062)
Net loss	—	—	—	(4,949)	(4,949)
Stock options exercised	2	—	8	—	8
Vesting of restricted stock units	29	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	(12)	—	(170)	—	(170)
Stock-based compensation expense	—	—	801	—	801
Balances at September 30, 2025	4,589	—	$108,551	$(166,923)	$(58,372)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances at June 30, 2024	4,169	$—	$97,048	$(129,994)	$(32,946)
Net loss	—	—	—	(8,888)	(8,888)
Stock options exercised	41	—	191	—	191
Vesting of restricted stock units	21	—	—	—	—
Repurchase of restricted stock for payroll tax withholding	(8)	—	(105)	—	(105)
Stock-based compensation expense	—	—	1,485	—	1,485
Balances at September 30, 2024	4,223	$—	$98,619	$(138,882)	$(40,263)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,472)	$(16,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	122,459	102,731
Depreciation for early lease purchase options (buyouts)	28,202	21,505
Depreciation for impaired leases	20,508	17,021
Change in fair value of warrants, derivative liability, and other	1,681	33
Stock-based compensation	2,731	4,428
Loss on extinguishment of term loan	1,040	—
Amortization of debt discount	2,709	2,222
Amortization of debt issuance costs, net	1,386	198
Accrued PIK interest expense	2,718	1,056
Amortization of right-of-use assets	171	521
Changes in operating assets and liabilities:
Property held for lease	(169,927)	(135,814)
Prepaid expenses and other current assets	3,926	61
Litigation insurance reimbursement receivable	—	5,000
Accounts payable	1,537	9
Accrued liabilities	854	(889)
Accrued litigation	(750)	(5,500)
Lease liabilities	(170)	(239)
Unearned revenues	193	(67)
Net cash provided by (used in) operating activities	796	(4,070)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(36)
Additions to capitalized software	(933)	(620)
Net cash used in investing activities	(961)	(656)
Cash flows from financing activities:
Proceeds from New and Existing Revolving Facility	12,905	16,100
Principal repayments on New and Existing Revolving Facilities	(16,098)	(9,539)
Payments of debt issuance costs	(3,715)	—
Repurchases of restricted stock	(531)	(562)
Proceeds from exercise of stock options	8	209
Net cash (used in) provided by financing activities	(7,431)	6,208
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,596)	1,482
Cash, cash equivalents and restricted cash at beginning of period	16,552	28,811
Cash, cash equivalents and restricted cash at end of period	$8,956	$30,293

Cash and cash equivalents	$3,397	$25,877
Restricted cash	5,559	4,416
Total cash, cash equivalents and restricted cash	$8,956	$30,293

See accompanying notes.

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,417	$10,372
Cash paid for income taxes	$72	$270
Cash paid for operating leases	$249	$275
Supplemental disclosure of non-cash investing & financing activities
Issuance of warrants to purchase common stock in connection with debt refinancing	$3,934	$—
Issuance of common stock for litigation settlement	$752	$—
Issuance of New Term Loan derivative liability in connection with debt refinancing	$3,558	$—
Debt issuance costs accrued but not yet paid	$701	$—
Extinguishment of Existing Term Loan	$32,654	$—

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business— Katapult Holdings, Inc. (“Katapult” or the “Company”) is a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchase of everyday durable goods for underserved U.S. non-prime consumers. Through the Company’s point-of-sale (“POS”) integrations and innovative mobile app featuring Katapult Pay, consumers who may be unable to access traditional financing can shop a growing network of merchants.

The Company experiences moderate seasonal fluctuations in revenue as a result of consumer spending patterns. Historically, revenue is strongest during the first quarter primarily due to higher gross originations during the fourth quarter holiday season. First quarter revenue is also impacted by the federal and state income tax refunds that customers receive, which in the past, has led to customers more frequently exercising the early purchase option on their lease agreements. Adverse events that occur could have a disproportionate effect on financial results throughout the year.
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
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company had no items of other comprehensive income (loss) for the periods presented; accordingly, net loss equals comprehensive loss in our condensed consolidated statement of operations, and accumulated other comprehensive income (loss) was zero as of September 30, 2025 and December 31, 2024 in our condensed consolidated balance sheets.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates— The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The most significant estimates relate to property held for lease and the related depreciation method, impairments, the fair value of derivative liability, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other risk-based factors. Changes in estimates are reflected in reported amounts in the period in which they become known. Actual results could differ from those estimates.

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
Property Held for Lease, Net of Accumulated Depreciation and Impairment— Property held for lease consists of furniture, mattresses, customer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to customers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The duration of the aggregated leases are typically 12 to 18 months. The average customer continues to lease the property for approximately 8 months because the customer either exercises the early lease-purchase option (buyout) or terminates the lease-purchase agreement prior to the end of the 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the condensed consolidated balance sheets.

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
The Company accelerates depreciation equal to the undepreciated net book value of property buyouts as buyouts occur with a corresponding charge to cost of revenue based on historical trends, such that the recorded amount closely approximates current actual buyouts during the period. The Company periodically evaluates fully depreciated property held for lease, net, and when it is determined there is no future economic benefit, the cost of the assets are written off and the related accumulated depreciation is reversed.
There are uncertainties involved when recognizing expenses related to property held for lease due to the subjective nature of the income forecasting method and depreciation method, which could vary from actual results.

Other Revenue— Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships. The sale of property held for lease is considered recurring and ordinary in nature to the Company’s business, and as such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. The payment terms require a fixed amount paid upfront by the third-party buyer based on a negotiated percentage of the collectible value of the unpaid balance of the delinquent leases being sold and is not subject to future adjustments or recourse provisions. Revenue from such sales is recognized at the point in time when control of the remaining unpaid delinquent lease balances and lease agreements are transferred to the third party buyer, which occurs upon execution of the sale agreement and receipt of consideration. Other revenue of $1.3 million and $0.7 million was recognized for the three months ended September 30, 2025 and 2024, respectively and $3.3 million and $2.3 million was recognized for the nine months ended September 30, 2025 and 2024, respectively.

Concentration of Credit Risk— The Company’s concentration of credit risk consists primarily of cash. A portion of the Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of September 30, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of total revenue during the three and nine months ended September 30, 2025 and 2024. Customer

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

leases originated through the Company's largest merchant, Wayfair Inc., represented more than 10% of our total revenue for the three and nine months ended September 30, 2025 and 2024.

Recent Accounting Pronouncements Not Yet Adopted— In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU will improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This update is effective for public entities for annual periods beginning after December 15, 2024 with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of adopting this ASU.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the date of adoption for ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2024-03.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 all entities with a practical expedient. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is evaluating the impact of adopting ASU 2025-05.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to make targeted improvements to Subtopic 350-40 to increase the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-06.
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT

Property held for lease, net of accumulated depreciation and impairment consists of the following:

	September 30,	December 31,
	2025	2024
Property held for lease	$189,803	$300,603
Less: accumulated depreciation and impairment	(123,058)	(233,518)
Property held for lease, net	$66,745	$67,085
The table below details the cost of revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense for property held for lease over the lease term	$41,023	$33,599	$121,557	$101,800
Depreciation for early lease purchase options (buyouts)	9,192	6,748	28,202	21,505
Depreciation for impaired leases	6,576	5,453	20,508	17,021
Other (1)	2,701	2,558	7,540	5,540
Total cost of revenue	$59,492	$48,358	$177,807	$145,866
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

4.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	September 30,	December 31,
	2025	2024
Bonus accrual	$5,630	$4,205
Sales tax payable	7,732	8,608
Unfunded lease payable	2,126	2,447
Interest payable	153	248
Other accrued liabilities	3,285	1,864
Total accrued liabilities	$18,926	$17,372
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

In addition, in connection with a prior amendment to the Existing Credit Agreement entered into on December 4, 2020, Atalaya also provided the Company with a senior secured term loan (the “Term Loan”) commitment of up to $50 million. The full $50 million of the Term Loan was drawn on December 4, 2020. The Term Loan bore interest at LIBOR plus 8.0% (with a 1% LIBOR floor) and an additional 3% interest per annum accrued to the principal balance as paid-in-kind (“PIK”) interest.

The Existing Credit Agreement contained certain financial covenants, each as defined in the Existing Credit Agreement, including Minimum Adjusted EBITDA levels, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate. The Existing Credit Agreement was also subject to certain negative and affirmative covenants. The negative covenants limited the ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral under the Existing Credit Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Early repayments of certain amounts under the Term Loan were subject to prepayment penalties.
On March 6, 2023, the Company entered into the 15th amendment to the Existing Credit Agreement (the “15th Amendment”) with the Lenders. As part of the 15th Amendment, the maturity date of the RLOC and the Term Loan were extended from December 4, 2023 to June 4, 2025 and the commitments under the RLOC were reduced from $125 million to $75 million. The interest rate for PIK on the Term Loan was (A) if Liquidity (as defined in the 15th Amendment) is greater than $25 million, 4.5% or (B) if Liquidity is less than $25 million, 6%. The spread on the RLOC was increased from 7.5% to 8.5%, while the spread on the Term Loan remained at 8.0%. Additionally, effective as of April 1, 2023, the benchmark rate for the RLOC and the Term Loan was changed from LIBOR to Secured Overnight Financing Rate (“SOFR”), subject in each case to a 3% floor plus applicable credit adjustment spread, which was fixed at 0.10%.

In connection with the 15th Amendment, the Company repaid $25 million of outstanding principal amount of the Term Loan and issued a warrant to purchase up to 80,000 shares of its common stock at an exercise price of $0.25 per share, which vested on September 6, 2023. On December 5, 2023, the Company issued a warrant to purchase an additional 80,000 shares of its common stock at an exercise price of $0.25 per share which vested on March 5, 2024 (collectively the “2023 Blue Owl Warrants”).

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

On November 21, 2024, the Company entered into the 17th amendment to the Existing Credit Agreement with the Lenders (the “17th Amendment”). Commitments under the RLOC were increased from $75 million to $90 million to primarily fund leases and general corporate needs. Additionally, the Lenders were able to, in their sole and absolute discretion, provide up to $10 million in Revolving Advances, in excess of the Revolving Loan Commitment, following a request from the Borrower and subject to the other terms and conditions set forth within the Existing Credit Agreement.

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

On June 12, 2025, Katapult SPV-1, LLC (the “Borrower”), Katapult Group, Inc. (“Group”), the Company, Midtown Madison Management LLC (“the Agent”) and the lenders party thereto (the “Lenders”) entered into an Amended and Restated Loan and Security Agreement (the “Refinancing Agreement”), which amended and restated in full the Existing Credit Agreement.

The Refinancing Agreement provides for an amended and upsized revolving credit facility (the “New Revolving Facility”) in an initial committed amount of $110 million, which represents a continuation in full of the revolving credit facility under the Existing Credit Agreement, with all of the revolving advances outstanding under the Existing Credit Agreement having been automatically converted into (and are deemed to be) revolving advances under the New Revolving Facility, and with the New Revolving Facility including a tranche of $20 million of new commitments. Advances made and outstanding under the New Revolving Facility may not exceed the lesser of (x) $110 million and (y) the product of an advance rate of 95.0% (increased to (a) 96.0% on September 1, 2025, (b) 97.0% on October 1, 2025 and (c) 99.0% on November 1, 2025 through the maturity date described below) multiplied by an adjusted current lease balance for eligible leases pledged as collateral under the Refinancing Agreement. The New Revolving Facility matures on the Maturity Date (as defined below).

The Refinancing Agreement also provides for an amended term loan facility (the “New Term Loan”) in an initial principal amount of $32.7 million, representing a continuation of, on a cashless conversion basis, the term loans outstanding under the Existing Credit Agreement (including any outstanding original issue discount and accrued and unpaid interest). The maturity date applicable to the New Term Loan is December 4, 2026 (the “Maturity Date”). The New Term Loan will not amortize.

Borrowings under the New Revolving Facility bear interest at a rate per annum equal to a term Secured Overnight Financing Rate (“SOFR”) based rate, subject in each case to a 3.0% floor and an applicable credit adjustment spread of 0.10%, plus 7.0% per annum. The New Term Loan bears interest at a rate per annum equal to 18.0%, which interest accrues to the principal balance as PIK interest on a weekly basis.

The Refinancing Agreement contains certain financial covenants, each as defined in the Refinancing Agreement, including Minimum Trailing Three-Month Net Origination levels, Minimum Liquidity and compliance with a Term Advance Rate. The Refinancing Agreement is also subject to certain negative and affirmative covenants. The negative covenants limit our ability to, among other things: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral or other assets; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. As of July 31, 2025, we were not in compliance with the Minimum Trailing Three-Month Originations covenant and Blue Owl granted a waiver thereof on August 5, 2025. As of August 31, 2025, we were not in compliance with the Minimum

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Trailing Three-Month Originations covenant and Blue Owl granted a waiver thereof on September 15, 2025 until September 29, 2025 (the “First Limited Waiver”), subsequently granted another waiver on September 29, 2025 until October 13, 2025 (the “Second Limited Waiver”), subsequently granted another waiver on October 13, 2025 until October 20, 2025 (the “Third Limited Waiver”), subsequently granted another waiver on October 20, 2025 until October 27, 2025 (the “Fourth Limited Waiver”), subsequently granted another waiver on October 27, 2025 until October 29, 2025 (the “Fifth Limited Waiver”), subsequently granted another waiver on October 29, 2025 until October 31, 2025 (the “Sixth Limited Waiver”) and subsequently granted a permanent waiver effective on November 3, 2025 pursuant to the Limited Waiver and First Amendment to Amended and Restated Loan and Security Agreement, dated as of November 2, 2025, among the Borrower, Group, the Company, the Agent and the Lenders party thereto (the “Amendment”). As of September 30, 2025, we were not in compliance with the Minimum Trailing Three-Month Originations covenant and Blue Owl granted a waiver thereof in the Third Limited Waiver, the Fourth Limited Waiver, the Fifth Limited Waiver, the Sixth Limited Waiver and the Amendment. See Note 12 Subsequent Events for additional details. As a result of the waivers, the Company is in compliance with all of its covenants as of September 30, 2025.

On or at any time after the earliest to occur of (i) June 30, 2026 or (ii) the occurrence of an Event of Default (as defined in the Refinancing Agreement) that is then continuing under and as defined in the Refinancing Agreement, Class B Lenders (as defined in the Refinancing Agreement) holding 51% or more of the New Term Loans shall have the right to cause all Class B Lenders to convert up to 100% of the outstanding New Term Loans in a minimum Conversion Amount (as defined in the Refinancing Agreement) of $1 million (or such lesser amount if such lesser amount constitutes the remaining outstanding advances under the Term Loan), into duly authorized, validly issued, fully paid and nonassessable shares of Common Stock of the Company (“Conversion Stock”) plus cash in lieu of fractional shares (the “Term Loan Conversion”). The number of shares of Conversion Stock issuable upon any such conversion shall be determined by dividing (x) the relevant Conversion Amount by (y) the greater of (A) $2.00 per share of Conversion Stock, subject to adjustment and (B) a price per share of Conversion Stock at a discount (the “Discount”) of 50% to the average of the volume-weighted average prices of the Common Stock of the Company for the 20 consecutive trading day period ending on the date of the applicable notice of conversion (the “VWAP Period”); provided, however, that in the event that the volume-weighted average price of the Common Stock of the Company on any such trading day during the VWAP Period exceeds $10.00 per share, for each $0.50 per share increase in excess of $10.00, the Discount shall be reduced by 5%, up to $15.00 per share, at and above which the Discount shall be 0%. The maximum number of shares of Common Stock issuable upon the Term Loan Conversion is 21,413,548 based on the conversion terms noted. The Term Loan may be repaid at any time prior to the Term Loan Conversion without any prepayment penalty or fee. The Company, Group and Borrower intend to continue to pursue strategic alternatives to repay the Term Loan, including equity capital raises, a sale of the business or refinancing the Refinancing Agreement. There can be no assurances that these efforts will be successful. If the Company, Group or the Borrower enters into an agreement for a transaction that, after consummation thereof, results in (x) the stockholders of the Company ceasing to own a majority of the total voting power of the Company, or the Company or the stockholders of the Company ceasing to directly or indirectly own a majority of the consolidated total assets of the Company and its subsidiaries taken as a whole and (y) all outstanding amounts under the loans under the Refinancing Agreement being repaid in full, and if approval, consent or clearance under antitrust or other laws or regulations is required in order to consummate such transaction, then the Company, Group and/or the Borrower may temporarily suspend the exercisability of any conversion right described above for a period of up to 120 days in order to permit the Company, Group and/or the Borrower to seek and obtain such approval, consent or clearance (and if all such approvals, consents and/or clearances are received within such 120 day period, the Company, Group and/or the Borrower may further extend such suspension for ten days to facilitate the consummation of such transaction). Pursuant to the Amendment, the Term Loan Conversion rights applicable to the New Term Loan were removed and the New Term Loan was prepaid in full.

During the three month period ended June 30, 2025, the Company concluded that issuance of the New Term Loan would be accounted for as an extinguishment of the term loan under the Existing Credit Agreement (the “Existing Term Loan”) based on the guidance under ASC Topic 470. A loss on extinguishment of $1.0 million was recognized during the nine months ended September 30, 2025. There was no loss on extinguishment recognized for the three months ended September 30, 2025.

The Company accounted for the Term Loan Conversion feature of the New Term Loan as a derivative liability under ASC Topic 815, Derivatives and Hedging (“ASC 815”) which is subsequently remeasured at fair value each reporting period. The fair value of the derivative liability was $3.6 million as of the issuance date of June 12, 2025, and $5.1 million as of September 30, 2025, with the corresponding change in fair value of warrants and derivative liability of $1.6 million recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

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

In connection with the Refinancing Agreement, the Company issued warrants to purchase up to 486,264 shares of Common Stock issuable upon the exercise of warrants to certain entities affiliated with Blue Owl (each a “Holder” and collectively, the “Holders”) on June 12, 2025 (the “Issue Date”) with an exercise price of $0.01 per share, subject to certain customary adjustments (the “2025 Blue Owl Warrants” and, together with the 2023 Blue Owl Warrants, the “Blue Owl Warrants”). The 2025 Blue Owl Warrants expire on June 12, 2032. The Company concluded that the warrants are legally detachable, separately exercisable from the related debt, are indexed to settle in a fixed number of shares and do not contain any cash settlement or net cash settlement features. As such, the warrants do not meet the liability criteria under ASC 480 and qualify for equity classification under ASC 815-40. At issuance, the 2025 Blue Owl Warrants were measured at fair value of $3.9 million and recorded in additional paid-in capital.

As of December 31, 2024, the Company had $82.8 million outstanding principal under the revolving line of credit under the Existing Credit Agreement (the “Existing Revolving Facility”) at a 13.1% interest rate. As of September 30, 2025, the Company had $79.6 million outstanding principal under the New Revolving Facility at an 11.9% interest rate.

A reconciliation of the outstanding principal to the carrying amount of the New Revolving Facility and for prior periods the Existing Revolving Facility is as follows:

	New Revolving Facility		Existing Revolving Facility
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Principal balance	$79,565	$—	$—	$82,758
Less: Unamortized issuance costs	—	—	—	(176)
Total carrying amount	$79,565	$—	$—	$82,582

The issuance costs are amortized over the life of the New and Existing Revolving Credit Facility. Amortization of debt discount and issuance costs is included in interest expense and other fees in the condensed consolidated statements of operations. The Company notes that debt issuance costs on the New Revolving Facility are included in deferred financing costs, net on the September 30, 2025 condensed consolidated balance sheet. The unamortized issuance costs totaled $4.8 million as of September 30, 2025.
Amortization expense related to the New Revolving Facility debt discount and issuance costs and Existing Revolving Facility issuance costs was $1.0 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

As of December 31, 2024, the Company had $25 million outstanding principal under the Existing Term Loan at a 18.6% interest rate. As of September 30, 2025, the Company had $32.7 million outstanding principal under the New Term Loan which bears interest at a rate per annum equal to 18.0%, in which interest accrues to the principal balance as PIK interest on a weekly basis.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

A reconciliation of the outstanding principal to the carrying amount of the New Term Loan and for the prior periods the Existing Term Loan is as follows:

	New Term Loan		Existing Term Loan
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Principal balance	$32,654	$—	$—	$25,000
PIK	1,842	—	—	6,780
Less: Unamortized debt discount and issuance costs	(3,851)	—	—	(1,733)
Total carrying amount	$30,645	$—	$—	$30,047
Amortization of debt discount and issuance costs is included in interest expense and other fees in the condensed consolidated statements of operations.
Amortization expense related to the New Term Loan and Existing Term Loan debt discount and issuance costs was $1.0 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.7 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively.
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

The Company plans to continue to work closely with Blue Owl to mitigate any potential adverse impact from the covenant provisions of the New Revolving Credit Facility. The Company anticipates that it will not have sufficient cash available to repay the New Revolving Credit Facility in the Event of Default.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Borrowings on the New Term Loan and New Revolving Credit Facility are classified as current liabilities in the September 30, 2025 condensed consolidated balance sheet.
6.STOCK-BASED COMPENSATION
As of September 30, 2025, the Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (the “2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (the “2021 Plan”).

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Stock Options
A summary of the status of the stock options under the 2014 Plan as of September 30, 2025, and changes during the nine months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2024	256,689	$6.96	4.4	$415
Granted	—	—
Exercised	(1,500)	4.75
Forfeited	—	—
Expired	—	—
Balance - September 30, 2025	255,189	$6.97	3.6	$1,475
The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $17 thousand and $0.3 million, respectively.
2021 Plan

On June 9, 2021, the approved 2021 Plan became effective.

In accordance with the 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSA”), restricted stock unit awards (“RSU”), performance share awards, performance share unit awards (“PSU”), stock appreciation rights and stock options to officers, employees, directors and consultants to purchase common stock. The Plan also allows for providing cash-based awards and other stock-based awards. The awards granted are subject to either service-based and/or performance-based vesting conditions. Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant. Awards granted under the 2021 Plan generally vest over one to four years. As of September 30, 2025, there were 281,899 shares of common stock available for future issuance under our 2021 equity incentive plan.

The following table summarizes the Company’s RSA activity under the 2021 Plan during the nine months ended September 30, 2025:

	Stock Options				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
Balance - December 31, 2024	13,865	$261.25	6.5	$—	264,812	$22.83
Granted	—	—			71,055	9.74
Exercised / Vested	—	—			(156,130)	24.06
Forfeited	(13,865)	261.25			(22,513)	12.87
Balance - September 30, 2025	—	N/A	N/A	N/A	157,224	$17.12

Stock-Based Compensation Expense— Stock-based compensation expense of $0.8 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $2.7 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of September 30, 2025, there were $2.2 million of unrecognized compensation costs. This amount is expected to be recognized over a weighted-average period of one year. The total fair value of vested RSUs as of their respective vesting dates was $1.6 million during the nine months ended September 30, 2025.
7.INCOME TAXES

The income tax benefit of $0.05 million and income tax provision of $0.05 million was recorded for the three months ended September 30, 2025 and 2024, respectively, and income tax provision of $0.04 million and $0.11 million was recorded for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was 1.19% and (0.61%) for the three months ended September 30, 2025 and 2024, respectively, and (0.24%) and (0.75%) for the nine months ended September 30, 2025 and 2024, respectively. The benefit for the three months ended September 30, 2025 relates predominately to benefits to depreciation and interest expense from the enactment of the One Big Beautiful Bill Act (“OBBBA”). The provision for the nine months ended September 30, 2025 relates predominately to state income taxes for states that have net operating loss usage limitations. The Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforward of $124.8 million that expire at various dates from 2033 through 2037 and includes $102.2 million that have an unlimited carryforward period. As of December 31, 2024, the Company has U.S. state and local net operating loss carryforwards of $91.0 million that expire from 2025 to 2043.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended September 30, 2025, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of September 30, 2025 and December 31, 2024.

On July 4, 2025, the OBBBA was signed into law. The OBBBA introduced multiple U.S. federal income tax changes, such as deductibility of domestic research and development expenses, deductibility on certain property additions and limitations on interest expense deduction. The Company has included the impact of these provisions in its condensed consolidated financial statements.
8.NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the effect of potentially dilutive securities only in periods of net income; therefore, in periods of net loss, diluted weighted average shares outstanding equal basic weighted-average shares outstanding.

Lender Warrants

As described in Note 5, the 2023 Blue Owl Warrants and the 2025 Blue Owl Warrants are exercisable for little or no consideration. Accordingly, the underlying shares are included in weighted average shares outstanding basic and diluted from the dates they became exercisable — September 6, 2023 (for the warrant issued March 6, 2023), March 5, 2024 (for the warrant issued December 5, 2023), and June 12, 2025 (for the 2025 Blue Owl Warrants) — and are excluded from the table of potentially dilutive securities below. These warrants are not included in shares outstanding on the balance sheet prior to exercise.

IPO Warrants

In connection with the merger, the Company had 500,000 public warrants originally issued in the initial public offering (“IPO”) and 13,300 private placement warrants issued in connection with the IPO. Each warrant is exercisable for one share of common stock at an exercise price of $287.50 per share and expires on June 9, 2026 (five years after the merger closing).

For net loss per share, unexercised warrants are excluded from weighted average shares outstanding basic shares. They are included in diluted shares outstanding only when dilutive under the treasury stock method (i.e., when the average market price exceeds the exercise price). For the periods presented, the warrants were out-of-the-money and therefore anti-dilutive, and were

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

excluded from weighted average shares outstanding diluted shares and included in the table of potentially dilutive securities below.

Term Loan Conversion

The Refinancing Agreement provides for a Term Loan Conversion that allows Class B Lenders to convert outstanding amounts under the New Term Loan into shares of the Company’s common stock, subject to certain conditions. At the August 6, 2025 Special Meeting of Stockholders, the Company’s stockholders approved the issuance of shares issuable upon exercise of the 2025 Blue Owl Warrants and the Term Loan Conversion.

Consistent with ASC 260-10-45-40 through 45-45, the Company applies the if-converted method to evaluate potential dilution. The number of shares issuable upon conversion is determined using the 20-day volume-weighted average price (“VWAP”) of the Company’s common stock immediately preceding the reporting date, assuming conversion at the beginning of the period. The calculate share conversion amount as of the period end date of September 30, 2025 are included in the table below.

Because the Company incurred a net loss for both the three and nine-months ended September 30, 2025, the assumed conversion would have increased the loss per share. Accordingly, the shares issuable upon Term Loan Conversion were anti-dilutive and excluded from diluted EPS for all periods presented.

The Company’s potentially dilutive securities, which include unvested RSUs, stock options to purchase common stock, warrants to purchase common stock and shares issuable upon the Term Loan Conversion were excluded from diluted net loss per share for the periods presented because their effect would have been antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same in periods of a net loss.

The following table summarizes potential common shares outstanding at each period end that were excluded from diluted net loss per share because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	255,189	290,858
Unvested restricted stock units	157,224	285,747
Shares issuable upon Term Loan Conversion	2,299,833	—
Total common stock equivalents	3,225,546	1,089,905
9.COMMITMENTS AND CONTINGENCIES
Litigation risk— From time to time, the Company may become involved in various legal actions. The Company is not currently aware of any indemnification or other claims, except as discussed below and has accrued liabilities related to such obligations in the condensed consolidated financial statements when estimable and probable, as of September 30, 2025 and December 31, 2024.
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

On October 7, 2024, the Company reached a settlement with DCA to resolve any and all disputes that exist between the two parties for total consideration of $3.0 million with half paid on October 11, 2024 and the remainder paid over the next two years. On October 14, 2024, the case was formally discontinued, with prejudice. The Company recognized $0.8 million in estimated loss in accrued litigation settlement liability for the remaining payments which are due within one year from

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

September 30, 2025 in its condensed consolidated balance sheet as of September 30, 2025. All obligations under the settlement will be fully satisfied by September 30, 2026.

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

Pursuant to the settlement, on August 7, 2024, the Company paid $1.7 million into an escrow account for the Delaware plaintiffs. On October 10, 2024, the Delaware Court of Chancery approved the settlement of the Delaware Action, dismissing all claims asserted with prejudice. At that time, the Company determined the number of Settlement Shares for the Delaware Action (the “Delaware Settlement Shares”) is 275,845 shares which was calculated by dividing $2.8 million by the volume-weighted average per share price (“VWAP”) of the Company’s common stock for the 10 consecutive trading days immediately preceding the hearing held on October 10, 2024 for the final approval for the Delaware Action (the “Delaware Settlement Hearing VWAP”). 167,797 of the Delaware Settlement Shares were released to the Delaware plaintiffs on October 24, 2024. 108,048 of the Delaware Settlement Shares are considered the “Delaware Excess Settlement Shares.” The Company may either deliver the Delaware Excess Settlement Shares or pay in cash the full value of the Delaware Excess Settlement Shares, calculated by multiplying the number of Delaware Excess Settlement Shares by the Delaware Settlement Hearing VWAP. The Delaware Excess Settlement Shares or cash are due in two equal installments. On April 10, 2025 and October 10, 2025, the Company delivered 54,024 shares on each date satisfying the total 108,048 Delaware Excess Settlement Shares obligation.

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

The Company recognized a $0.7 million accrued litigation settlement liability for the payments that are due within one year from September 30, 2025.

FlexShopper Litigation

On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a complaint against Katapult in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges patent infringement and seeks an injunction as well as damages for alleged lost profits and willfulness. On December 20, 2024, the Company filed a Motion to Dismiss all claims. The Company has not recorded any loss contingencies associated with this litigation as loss is not probable and the amount is not reasonably estimable as of September 30, 2025. The Company intends to vigorously defend this case.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10.FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, new term loan derivative liability, warrant liability, the Existing Revolving Facility, the Existing Term Loan, the New Revolving Facility, and the New Term Loan. The Company believes that the carrying amounts of its financial instruments including cash, accounts payable and accrued expenses approximate their fair values due to the short-time maturities of these instruments. The condensed consolidated financial statements also include level 3 fair value measurements of private common stock warrants and the new term loan derivative liability. The Company uses a third-party valuation firm to determine the fair value of certain of the Company's financial instruments.
New Revolving Facility and New Term Loan

	September 30, 2025
	Carrying amount	Fair value
New Revolving Facility	$79,565	$79,348
New Term Loan	30,645	33,368
	$110,210	$112,716

As of September 30, 2025, the unamortized debt discount and issuance costs associated with the New Revolving Facility and the New Term Loan were $4.8 million and $3.9 million, respectively. The estimated fair values of the Company’s New Revolving Facility and New Term Loan were determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of debt for similar debt instruments with similar credit ratings. The Company notes that the carrying amount of the New Term Loan listed above excludes the value of the bifurcated conversion feature that is accounted for as a derivative liability and disclosed below.

Existing Revolving Facility and Existing Term Loan

	December 31, 2024
	Carrying amount	Fair value
Existing Revolving Facility	$82,582	$84,422
Existing Term Loan	30,047	33,151
	$112,629	$117,573
The amounts presented for December 31, 2024, relate to the Existing Revolving Facility and Existing Term Loan under the Existing Credit Facility, which was amended and restated in full on June 12, 2025.

Derivative Liability

	Fair Value Measurement Using (as of September 30, 2025)
	Level 1	Level 2	Level 3	Total
Derivative liability	—	—	5,147	5,147

	Level 3 Rollforward - Derivative Liability (Nine months ended September 30, 2025)
	Initial recognition at issuance on June 12, 2025	Losses recognized in statement of operations	Conversions/ settlements	Balance at September 30, 2025
Derivative liability	$3,558	$1,589	$—	$5,147

The term loan derivative liability arises from the conversion feature embedded in the New Term Loan entered into by the Company, see Note 5 for further information. The conversion feature allows the holder of the convertible debt to convert the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

debt into the Company's shares at a significant discount. The conversion feature is considered a derivative instrument, as it is not clearly and closely related to the host debt instrument. The fair value of the derivative liability was measured using a with and without valuation methodology. Inputs, including those considered to be unobservable, used to determine the estimated fair value of the derivative instruments include the net originations risk premium, enterprise value volatility, net originations volatility, risk-free rate and weighted probability analysis of a capital transaction. Changes in these assumptions can materially affect the fair value. The derivative liability is classified within Level 3 of the fair value hierarchy and is remeasured at fair value each reporting period. For the three and nine months ended September 30, 2025, the Company recognized a loss of $1.6 million due to change in fair value which is included in change in fair value of warrants and derivative liability in our condensed consolidated statements of operations.

September 30, 2025
Net originations risk premium	3.4%
Enterprise value volatility	40.0%
Net originations volatility	14.0%
Risk-free rate	4.2%
Weighted probability analysis of a capital transaction (occur)	75.0%
Weighted probability analysis of a capital transaction (not occur)	25.0%

Warrant Liability

	Warrant liability - Public (Level 1) & Private Warrants (Level 3)
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2024	$76	$—	$2	$78
Change in fair value	9	—	—	9
Balance at September 30, 2025	$85	$—	$2	$87

During the nine months ended September 30, 2025 and 2024, there were no transfers between levels.

11.SEGMENT REPORTING

The Company is a U.S. domiciled business, with operations in 46 states and the District of Columbia, providing lease payment options to consumers to obtain durable goods from omnichannel and e-commerce partners. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment. The accounting policies for this segment are the same as those described in the summary of significant accounting policies and the measure of segment assets is reported on the condensed consolidated balance sheet as total assets. There have been no changes in the Company’s organizational structure or reporting practices during the nine months ended September 30, 2025

The Company’s chief operating decision maker (“CODM”) is the chief executive officer, Orlando Zayas. The CODM manages the business activities on a consolidated basis and measures the profitability of the Company's single reporting segment using net loss, a measure that is also reported in the condensed consolidated statements of operations. Net loss is used by the CODM to evaluate results and is considered in determining capital allocation. The CODM considers net loss to evaluate the performance of assets in deciding where to invest into the business, such as in areas such as technology, resources, or other growth initiatives. Net loss is also used to monitor budget versus actual results.

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

Revenues from external customers, cost of revenue, interest income, and income tax expense/benefit can be found in the condensed consolidated statements of operations. Accumulated depreciation and impairment is included in Note 3, Property

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Held for Lease, Net of Accumulated Depreciation and Impairment. Significant noncash items other than depreciation and amortization expense are included in the condensed consolidated statements of cash flows. Interest expense was $5.9 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively, and $16.4 million and $14.0 million for the nine months ended September 30, 2025 and 2024, respectively.
12.SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. Except as discussed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

In connection with the shareholder litigation settlement, on October 10, 2025, the Company delivered 54,024 shares to the Delaware plaintiffs, which represents the second and final installment of the remaining Delaware Excess Settlement Shares.

On October 13, 2025, the Company entered into the Third Limited Waiver, which, among other things, temporarily waived the Company’s failure to maintain the required Minimum Trailing Three-Month Net Originations as of August 31, 2025 and September 30, 2025, as required by the Refinancing Agreement, resulting in the occurrence of a Default and/or Event of Default thereunder. The Third Limited Waiver remained in effect through October 20, 2025.

On October 20, 2025, the Company entered into the Fourth Limited Waiver, which, among other things, further extended the temporary waiver of the Company’s non-compliance with the Minimum Trailing Three-Month Net Originations covenant through October 27, 2025. The Fourth Limited Waiver remained in effect through October 27, 2025.

On October 27, 2025, the Company entered into the Fifth Limited Waiver, which, among other things, further extended the temporary waiver of the Company’s non-compliance with the Minimum Trailing Three-Month Net Originations covenant through October 29, 2025.

On October 29, 2025, the Company entered into the Sixth Limited Waiver, which, among other things, further extended the temporary waiver of the Company’s non-compliance with the Minimum Trailing Three-Month Net Originations covenant through October 31, 2025.

On November 2, 2025, the Company entered into the Amendment, which among other things, permanently waived the Company’s failure to maintain the required Minimum Trailing Three-Month Net Originations as of August 31, 2025, September 30, 2025 and October 31, 2025, as required by the Refinancing Agreement. In addition, the Amendment amended the Refinancing Agreement to (i) permanently reduce the advance rate applicable to the New Revolving Facility to 90.0%, removed the Term Loan Conversion rights applicable to the New Term Loan and the Term Advance Rate financial covenant, and modified the Trailing Three-Month Net Originations financial covenant and the minimum liquidity covenant. In connection with entry into the Amendment, the New Term Loan was prepaid in full. In connection with the Amendment, the Blue Owl Warrants were assigned and transferred for no consideration to HHCF Series 21 Sub, LLC, a Delaware limited liability company and subsidiary of Hawthorn Horizon Credit Fund, LLC (the “Purchaser”).

As further described in the Company’s Current Report on Form 8-K filed November 3, 2025, the Company entered into the following agreements and closed the transactions contemplated thereunder:

1.Series A Investment Agreement. On November 3, 2025, the Company entered into a Series A investment agreement (the “Series A Investment Agreement”) with the Purchaser pursuant to which the Company issued and sold to the Purchaser an aggregate of 35,000 shares of a newly created series of the Company’s preferred stock, par value $0.0001 per share, designated as “Series A Convertible Preferred Stock” (the “Series A Convertible Preferred Stock”) at a purchase price of $1,000 per share, resulting in total gross proceeds to the Company of $35.0 million (the “Series A Issuance”) and has used the net proceeds from the Series A Issuance to repay in full the New Term Loan and for certain other agreed purposes. The Series A Convertible Preferred Stock is convertible to shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $12.32 and if fully converted, the Series A Convertible Preferred Stock would convert into an aggregate of 2,840,910 shares of Common Stock as of the date of issuance representing approximately 28.3% of the issued and outstanding Common Stock, subject to the Ownership Limitation (as defined below). The Series A Convertible Preferred Stock will rank senior to the Common Stock with respect to dividends and distributions on liquidation, winding-up and dissolution as described in the Certificate of Designations, which was filed by the Company with the Secretary of State of the State of

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Delaware and became effective on November 3, 2025 (the “Series A Certificate of Designations”). The shares of Series A Convertible Preferred Stock are subject to certain transfer restrictions and holders of shares of Series A Convertible Preferred Stock will be entitled to a regular dividend.

2.Series B Investment Agreement. On November 3, 2025, the Company entered into a Series B investment agreement (the “Series B Investment Agreement” and, together with the Series A Investment Agreement, the “Investment Agreements”) with the Purchaser pursuant to which the Company has issued and sold to the Purchaser an aggregate of 30,000 shares of a newly created series of the Company’s preferred stock, par value $0.0001 per share, designated as “Series B Convertible Preferred Stock” (the “Series B Convertible Preferred Stock”) at a purchase price of $1,000 per share, resulting in total gross proceeds to the Company of $30.0 million (the “Series B Issuance”, and together with the Series A Issuance, the “Preferred Stock Issuances”) and has used or agreed to use the net proceeds from the Series B Issuance to partially prepay the Company’s revolving loan, pay transaction expenses and for general corporate purposes subject to the prior approval of the Company’s board of directors (the “Board of Directors”). The Series B Convertible Preferred Stock is convertible to shares of Common Stock at an initial conversion price of $11.39 and if fully converted, the Series B Convertible Preferred Stock would convert into an aggregate of 2,633,890 shares of Common Stock as of the date of issuance representing 26.2% of the issued and outstanding Common Stock, subject to the Ownership Limitation. If fully converted, all shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock would convert to an aggregate of 5,474,800 shares of Common Stock as of the date of issuance representing 54.5% of the issued and outstanding Common Stock, subject to the Ownership Limitation. The Series B Convertible Preferred Stock will rank senior to the Series A Convertible Preferred Stock and the Common Stock with respect to dividends and distributions on liquidation, winding-up and dissolution as described in the Certificate of Designations, which was filed by the Company with the Secretary of State of the State of Delaware and became effective on November 3, 2025 (the “Series B Certificate of Designations”, and together with the Series A Certificate of Designations, the “Certificate of Designations”). The shares of Series B Convertible Preferred Stock are subject to certain transfer restrictions and holders of shares of Series B Convertible Preferred Stock will be entitled to a regular dividend. Pursuant to the terms of the Certificate of Designations, unless and until approval of the Company’s stockholders is obtained as contemplated by Nasdaq listing rules (the “Requisite Stockholder Approval”), no holder of Preferred Stock may convert shares of Preferred Stock into shares of Common Stock if and to the extent that such conversion would result in the holder beneficially owning in excess of 19.99% of the aggregate number of votes entitled to be cast generally at a meeting of the Company’s stockholders held for the election of directors by all outstanding shares of Common Stock as of immediately prior to the closing of the Preferred Stock Issuances (regardless of class) (such limitation, the “Ownership Limitation”).

3.Registration Rights Agreement. On November 3, 2025, the Company entered into a Series A registration rights agreement (the “Series A Registration Rights Agreement) and a Series B registration rights agreement (the “Series B Registration Rights Agreement”, and together with the Series A Registration Rights Agreement, the “Registration Rights Agreements”) with the Purchaser, pursuant to which the Company granted to the Purchaser certain customary demand, “piggy-back” and shelf registration rights with respect to shares of Common Stock to be received by the Purchaser upon conversion of its Preferred Stock, subject to certain customary thresholds and conditions. Under the terms of the Registration Rights Agreements, the Company has agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Preferred Stock within 45 days following the closing of the Preferred Stock Issuances.

4.Director Nomination Agreement. On November 3, 2025, the Company entered into a director nomination agreement (the “Director Nomination Agreement”) with the Purchaser. Pursuant to the Director Nomination Agreement, the Purchaser is permitted to nominate up to three persons for nomination for election to the Board of Directors, two of whom shall be a Class I Director and one of whom shall be a Class III director, provided that that (1) prior to the receipt of the Requisite Stockholder Approval, the Purchaser only has the right to nominate two such nominees, and (2) two of the Purchaser’s nominees must qualify as independent under all applicable listing standards, not be affiliated with the Purchaser, or have any agreement, arrangement or understanding with the Purchaser regarding such person’s service as a director of the Company. The Purchaser’s right to nominate three persons for nomination for election to the Board of Directors terminates upon such time as the Purchaser owns less than one third (1/3) the total voting power on a fully diluted basis of the voting equity securities of the Company.

On November 3, 2025, each of Brian Hirsch, Chris Masto and Jane J. Thompson resigned as members of the Board of Directors, effective as of the closing of the Preferred Stock Issuances. The decisions of Messrs. Hirsch and Masto and Ms. Thompson to resign from the Board of Directors was not the result of any disagreement relating to the Company’s operations, policies or practices.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In connection with the Preferred Stock Issuances, and as further described in the Company’s Current Report on Form 8-K filed on November 3, 2025, the Board of Directors appointed (by filling a vacancy) each of Philip Key Bartow III and Jeffrey Rubin to serve as Class I directors and Derek Medlin to serve as a Class III Director, effective as of the closing of the Preferred Stock Issuance, and Daniel Easley to serve as a Class III director, effective immediately following the receipt of the Requisite Stockholder Approval.

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

OVERVIEW (dollars in thousands)

Katapult Holdings, Inc. (“Katapult” or the “Company”) is a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchase of everyday durable goods for underserved U.S. non-prime consumers. Through the Company’s point-of-sale (“POS”) integrations and innovative mobile app featuring Katapult Pay, consumers who may be unable to access traditional financing can shop a growing network of merchant partners.

Key Performance Metrics

We regularly review several metrics, including the following U.S. GAAP and non-GAAP key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned but are a leading indicator of forecasted revenue. Revenue is recognized over a period of time subsequent to the gross originations (on average over an 8 month period). Historically, we recognized approximately 70-75% of revenue from gross originations two quarters after the quarter in which the origination occurred. We believe this is a useful operating metric for investors as it provides insight into the volume of transactions that take place on our platform.

The following tables present gross originations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024	$	%
Gross Originations	$64,187	$51,210	$12,977	25.3%

Gross originations through Katapult Pay represented 41% and 31% of gross originations during the three months ended September 30, 2025 and 2024, respectively.

Wayfair represented 25% and 48% of gross originations during the three months ended September 30, 2025 and 2024, respectively. The gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform.

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Gross Originations	$200,524	$162,151	$38,373	23.7%

Gross originations through Katapult Pay represented 39% and 19% of gross originations during the nine months ended September 30, 2025 and 2024, respectively.

Wayfair represented 26% and 48% of gross originations during the nine months ended September 30, 2025 and 2024, respectively. The gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform.

Total Revenue

Total revenue represents the sum of rental revenue and other revenue. We record rental revenue in accordance with ASC 842, with revenue being recorded when earned and cash is collected. Other revenue is recorded in accordance with ASC 606, with revenue being recorded as performance obligations are satisfied.

Historically, our revenue is typically strongest during the first quarter primarily due to higher gross originations during the fourth quarter holiday season. Our first quarter revenue is also positively impacted by the federal and state income tax refunds that our customers receive in the first quarter which, in the past, has led to our customers more frequently exercising the early purchase option on their lease agreements. In 2025, revenue was highest in the third quarter driven by growth of gross originations and timing. Adverse and other events that occur could have a disproportionate effect on our financial results throughout the year.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that is defined as net loss before interest expense and other fees, stock-based compensation expense, debt refinancing costs and loss on extinguishment of term loan, change in fair value of warrants and derivative liability, transaction related costs, depreciation and amortization on property and equipment and capitalized software, litigation settlement and other related expenses, provision (benefit) for income taxes, interest income, and provision for impairment of leased assets. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net loss.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Change	% Change
Revenue
Rental revenue	$72,778	$59,609	$13,169	22.1%
Other revenue	1,266	698	568	81.4%
Total revenue	74,044	60,307	13,737	22.8%
Cost of revenue	59,492	48,358	11,134	23.0%
Gross profit	14,552	11,949	2,603	21.8%
Operating expenses	12,089	16,396	(4,307)	(26.3%)
Income (loss) from operations	2,463	(4,447)	6,910	(155.4%)
Interest expense and other fees	(5,900)	(4,801)	(1,099)	22.9%
Interest income	11	332	(321)	(96.7%)
Change in fair value of warrants and derivative liability	(1,573)	75	(1,648)	NM
Loss before income taxes	(4,999)	(8,841)	3,842	(43.5%)
Benefit (provision) for income taxes	50	(47)	97	(206.4%)
Net loss	$(4,949)	$(8,888)	$3,939	(44.3%)

Weighted average common shares outstanding - basic and diluted	5,278	4,341	937	21.6%

Net loss per common share - basic and diluted	$(0.94)	$(2.05)	$1.11	(54.1%)

Revenue

Total revenue is comprised of rental revenue and other revenue. Rental revenue is recognized in the period it is earned and cash is collected. Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships, and is recognized as performance obligations are satisfied.

The increase in total revenue of $13.7 million, or 22.8%, during the three months ended September 30, 2025 as compared to the same period in 2024 was primarily a result of gross originations growth and healthy customer payment collections. We saw gross originations growth during the three months ended September 30, 2025 as compared to the same period in 2024 primarily as a result of our mobile app featuring Katapult Pay and growth from our direct merchants. Write-offs as a percentage of total revenue was 9.9% and 9.5% during the three months ended September 30, 2025 as compared to the same period in 2024 and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

Cost of Revenue

Cost of revenue consists primarily of depreciation expense related to property held for lease, accelerated depreciation for impairment of property held for lease, accelerated depreciation of early lease-purchase options (buyouts), payment processing fees, and other costs associated with offering lease-purchase transactions to customers.

The increase in cost of revenue of $11.1 million, or 23.0%, during the three months ended September 30, 2025 as compared to the same period in 2024 was a result of higher gross origination growth and capitalized property held for leases. The increase in the property held for lease portfolio and the historical lease portfolio collection patterns impact the associated depreciation expense, which includes accelerated depreciation for early lease-purchase options (buyouts), and accelerated depreciation for impairment charges related to property held for lease. As depreciation expense is accelerated for buyouts and impairment, the cost of sales is greater earlier in the property held for lease asset life. As a result, in periods of high gross origination growth with higher rates of property held for lease additions, cost of sales will be disproportionately higher as compared to revenue growth.

Gross Profit

Gross profit as a percentage of total revenue remained relatively flat at 19.7% for the three months ended September 30, 2025 compared to 19.8% for the same period in 2024.

Operating Expenses

Operating expenses primarily consist of servicing costs, underwriting fees, professional and consulting fees, technology and data analytics expense, compensation costs, general and administrative expense and litigation settlement expenses. Servicing costs include permanent and temporary call center support. Underwriting fees primarily consist of data costs related to inputs for customer underwriting models. Professional and consulting fees include corporate legal, transaction related costs and accounting costs. Technology and data analytics expense includes technology costs and salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Compensation costs consist primarily of payroll and related costs and stock-based compensation. General and administrative expenses include insurance, occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. Litigation settlement expenses consist of agreed upon settlement amounts that are probable and estimable and associated legal fees. Transaction related costs consist of professional fees and other expenses incurred in connection with financing and strategic activities. See Note 12 Subsequent Events for more details.

The decrease in total operating expenses of $4.3 million, or 26.3%, during the three months ended September 30, 2025 as compared to the same period in 2024 was primarily due to a decrease in litigation settlement expenses of $3.2 million and a decrease in personnel costs of $2.1 million partially offset by an increase in transaction related costs of $1.0 million.

Interest Expense and Other Fees.

Interest expense increased $1.1 million during the three months ended September 30, 2025 as compared to the same period in 2024. The increase in interest expense for the three months ended September 30, 2025, was primarily attributable to higher average outstanding principal balances under the Existing and New Revolving Facility as well as changes in the interest-rate structure associated with the refinancing completed in June 2025. In connection with the refinancing, the New Term Loan transitioned to a fixed 18% payment-in-kind (“PIK”) interest rate, replacing the variable SOFR-based rate that applied to the Existing Term Loan during the prior-year period. These increases were partially offset by a decline in the average SOFR rate and the overall effective interest rate on the Company’s debt period-over-period.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Revenue
Rental revenue	$214,572	$181,947	$32,625	17.9%
Other revenue	3,304	2,284	1,020	44.7%
Total revenue	217,876	184,231	33,645	18.3%
Cost of revenue	177,807	145,866	31,941	21.9%
Gross profit	40,069	38,365	1,704	4.4%
Operating expenses	39,552	41,633	(2,081)	(5.0%)
Income (loss) from operations	517	(3,268)	3,785	(115.8%)
Loss on extinguishment of term loan	(1,040)	—	(1,040)	—%
Interest expense and other fees	(16,405)	(14,002)	(2,403)	17.2%
Interest income	94	1,015	(921)	(90.7%)
Change in fair value of warrants and derivative liability	(1,598)	22	(1,620)	NM
Loss before income taxes	(18,432)	(16,233)	(2,199)	13.5%
Benefit (provision) for income taxes	(40)	(113)	73	(64.6%)
Net loss	$(18,472)	$(16,346)	$(2,126)	13.0%

Weighted average common shares outstanding - basic and diluted	4,906	4,289	617	14.4%

Net loss per common share - basic and diluted	$(3.77)	$(3.81)	$0.04	(1.0%)

Revenue

The increase in total revenue of $33.6 million, or 18.3%, during the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily a result of gross origination growth and strong collection efforts. We saw gross origination growth during the nine months ended September 30, 2025 as compared to the same period in 2024 primarily as a result of our mobile app featuring Katapult Pay and growth from our direct merchants. Write-offs as a percentage of total revenue was 9.6% and 9.1% during the nine months ended September 30, 2025 as compared to the same period in 2024 and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

Cost of Revenue

The increase in cost of revenue of $31.9 million, or 21.9%, during the nine months ended September 30, 2025 as compared to the same period in 2024 was a result of higher gross origination growth and historical collection results of our lease portfolio period-over-period, which impacts the associated depreciation expense, buyout reserves, and impairment charges related to property held for lease. The increase in the property held for lease portfolio and the historical lease portfolio collection patterns impact the associated depreciation expense, which includes accelerated depreciation for early lease-purchase options (buyouts), and accelerated depreciation for impairment charges related to property held for lease. As depreciation expense is accelerated for buyouts and impairment, the cost of sales is greater earlier in the property held for lease asset life. As a result, in periods of high gross origination growth with higher rates of property held for lease additions, cost of sales will be disproportionately higher as compared to revenue growth.

Gross Profit

Gross profit as a percentage of total revenue decreased to 18.4% for the nine months ended September 30, 2025 compared to 20.8% for the same period in 2024 primarily due to the increase in cost of revenue during the nine months ended September 30, 2025 compared to the same period in 2024. Cost of revenue is impacted by higher gross originations growth causing an increase to property held for lease and accelerated depreciation expense as outlined in the Cost of Revenue section above.

Operating Expenses

The decrease in total operating expenses of $2.1 million, or 5.0% during the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to lower litigation settlement expenses of $2.7 million, and lower stock-based compensation expense of $1.7 million, partially offset by $1.0 million of transaction related costs and $1.4 million of debt refinancing related costs during the nine months ended September 30, 2025 as compared to the same period in 2024.
Interest Expense and Other Fees

Interest expense increased $2.4 million during the nine months ended September 30, 2025 as compared to the same period during 2024. The increase in interest expense and other fees during the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily attributable to higher average outstanding principal balances under the Existing and New Revolving Facility and Term Loan as well as changes in the interest-rate structure associated with the refinancing completed in June 2025. In connection with the refinancing, the New Term Loan transitioned to a fixed 18% payment-in-kind (“PIK”) interest rate, replacing the variable SOFR-based rate that applied to the Existing Term Loan during the prior-year period. These increases were partially offset by a decline in the average SOFR rate and the overall effective interest rate on the Company’s debt period-over-period.

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

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses related to lease originations, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. The reconciliations of gross profit to adjusted gross profit for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$74,044	$60,307	$217,876	$184,231
Cost of revenue	59,492	48,358	177,807	145,866
Gross profit	14,552	11,949	40,069	38,365
Less:
Servicing costs	1,184	1,160	3,396	3,433
Underwriting fees	753	490	2,355	1,490
Adjusted gross profit	$12,615	$10,299	$34,318	$33,442

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net loss before interest expense and other fees, stock-based compensation expense, debt refinancing costs and loss on extinguishment of term loan, change in fair value of warrants and derivative liability, transaction related costs, depreciation and amortization on property and equipment and capitalized software, litigation settlement and other related expenses, provision (benefit) for income taxes, interest income, and provision for impairment of leased assets. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance.

The reconciliations of net loss to adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,949)	$(8,888)	$(18,472)	$(16,346)
Add back:
Interest expense and other fees	5,900	4,801	16,405	14,002
Stock-based compensation expense	801	1,485	2,731	4,428
Debt refinancing costs and loss on extinguishment of term loan(1)	413	—	2,529	—
Change in fair value of warrants and derivative liability	1,573	(20)	1,598	33
Transaction related costs	1,031	—	1,031	—
Depreciation and amortization on property and equipment and capitalized software	258	403	903	932
Litigation settlement and other related expenses	173	3,352	610	3,385
Provision (benefit) for income taxes	(50)	47	40	113
Interest income	(11)	(332)	(94)	(1,015)
Provision for impairment of leased assets	(722)	(295)	(301)	307
Adjusted EBITDA	$4,417	$553	$6,980	$5,839
(1)For the three months ended September 30, 2025, debt refinancing costs consist of expenses associated with the Special Meeting of Stockholders held on August 6, 2025, to obtain shareholder approval for the issuance of convertible shares and warrants as required by the Refinancing Agreement.

Adjusted Net Loss

Adjusted net loss is a non-GAAP financial measure that is defined as net loss before stock-based compensation expense, debt refinancing costs and loss on extinguishment of term loan, change in fair value of warrants and derivative liability, transaction related costs, and litigation settlement and other related expenses.

The reconciliations of net loss to adjusted net loss for the three and nine months ended September 30, 2025 and 2024 are as follows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,949)	$(8,888)	$(18,472)	$(16,346)
Add back:
Stock-based compensation expense	801	1,485	2,731	4,428
Debt refinancing costs and loss on extinguishment of term loan(1)	413	—	2,529	—
Change in fair value of warrants and derivative liability	1,573	(20)	1,598	33
Transaction related costs	1,031	—	1,031	—
Litigation settlement and other related expenses	173	3,352	610	3,385
Adjusted net loss	(958)	(4,071)	(9,973)	(8,500)
(1)For the three months ended September 30, 2025, debt refinancing costs consist of expenses associated with the Special Meeting of Stockholders held on August 6, 2025, to obtain shareholder approval for the issuance of convertible shares and warrants as required by the Refinancing Agreement.

Fixed Cash Operating Expenses

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less variable lease costs such as servicing costs and underwriting fees, stock-based compensation expense, debt refinancing costs, transaction related costs, depreciation and amortization on property and equipment and capitalized software, and litigation settlement and other related expenses. We believe fixed cash operating expenses illustrate the ongoing expenses that we control. The reconciliations of operating expenses to fixed cash operating expenses for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses	$12,089	$16,396	$39,552	$41,633
Less:
Servicing costs	1,184	1,160	3,396	3,433
Underwriting fees	753	490	2,355	1,490
Stock-based compensation expense	801	1,485	2,731	4,428
Debt refinancing costs(1)	413	—	1,489	—
Transaction related costs	1,031	—	1,031	—
Depreciation and amortization on property and equipment and capitalized software	258	403	903	932
Litigation settlement and other related expenses	173	3,352	610	3,385
Fixed cash operating expenses	$7,476	$9,506	$27,037	$27,965
(1)For the three months ended September 30, 2025, debt refinancing costs consist of expenses associated with the Special Meeting of Stockholders held on August 6, 2025, to obtain shareholder approval for the issuance of convertible shares and warrants as required by the Refinancing Agreement.

LIQUIDITY & CAPITAL RESOURCES (dollars in thousands)

The Company’s financing is generally comprised of cash from leases and borrowings from the Refinancing Agreement, which is fully collateralized by our assets. As of November 7, 2025, we had a principal balance outstanding of approximately $70.0 million related to the New Revolving Facility.

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

The following table presents cash used in operating, investing, and financing activities during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$16,552	$28,811
Net cash provided by (used in):
Operating activities	796	(4,070)
Investing activities	(961)	(656)
Financing activities	(7,431)	6,208
Cash, cash equivalents and restricted cash at end of period	$8,956	$30,293

The change in cash provided by / used in operating activities of $4.9 million for the 2025 period compared to the 2024 period is primarily driven by changes in net loss, adjusted for non-cash charges and higher spending on property held for lease; partially offset by changes in working capital.

The increase in cash used in investing activities of $0.3 million for the 2025 period compared to the 2024 period is primarily due to an increase in capitalized software additions.

The change in cash used in / provided by in financing activities of $13.6 million in the 2025 period compared to the 2024 period is primarily driven by a $6.6 million increase in principal repayments on the Existing and New Revolving Credit Facilities and a $3.7 million increase in deferred financing costs, and a $3.2 million decrease in net proceeds from the Existing Revolving Facility.

In the nine months ended September 30, 2024, we received $9.6 million due to a timing error in our third-party loan processor validation process for the three months ended December 31, 2023, causing proceeds to be higher during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2025.

In the nine months ended September 30, 2025, we corrected our borrowing base calculation, which resulted in a $5.8 million principal repayment to our lender and represents the primary driver of the increase in principal repayments in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Additionally, we paid $3.7 million in deferred financing costs in connection with the Refinancing Agreement during the period.

Going Concern

The financial statements are prepared in accordance with U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The terms of the New Revolving Credit Facility, including the rigorous covenants thereunder, raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements.

We plan to continue to work closely with Blue Owl to mitigate any potential adverse impact from the covenant provisions of the New Revolving Credit Facility. We anticipate that we will not have sufficient cash available to repay the New Revolving Credit Facility in the Event of Default.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Borrowings on the New Term Loan and New Revolving Credit Facility are classified as current liabilities in the September 30, 2025 condensed consolidated balance sheet.

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

In connection with the Refinancing Agreement, the New Revolving Facility accrues interest at a rate per annum equal to SOFR, subject to a 3% floor and an applicable credit adjustment spread of 0.10%, plus 7.00% per annum. As of September 30, 2025, the interest rate on the New Revolving Facility was 11.9%.

In connection with the Refinancing Agreement, our New Term Loan bears interest at a rate per annum equal to 18.0%, which interest accrues to the principal balance as PIK interest on a weekly basis. Further discussion is included in Note 5.

The effect of a hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of September 30, 2025 and December 31, 2024. A 100 basis point change in interest rates would cause our New Revolving Facility and New Term Loan annual interest expense to change by approximately $0.8 million and $0.3 million, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Preferred Stock
•Our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock could further reduce the voting power and dilute the ownership of existing holders of our common stock, and may adversely affect the market price of our common stock.
•Until the Requisite Stockholder Approval is obtained, if at all, the Preferred Stock will accrue Dividends at an annual rate of at least 18% compounding weekly.
•If the Requisite Stockholder Approval is obtained, the Preferred Stock would be convertible in full and would allow the holders thereof to become the majority owners of the Company.

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
•The Refinancing Agreement governing the New Revolving Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives including potential mergers and acquisitions opportunities. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Refinancing Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Preferred Stock

Our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock could further reduce the voting power and dilute the ownership of existing holders of our common stock, and may adversely affect the market price of our common stock.

As further described Note 12. Subsequent Events, on November 3, 2025, we issued and sold an aggregate of 35,000 shares of our Series A Convertible Preferred Stock and an aggregate 30,000 shares of our Series B Convertible Preferred Stock to the Purchaser. Prior to, and except with respect to, the Requisite Stockholder Approval, the Purchaser can vote the Series A

Convertible Preferred Stock on an as-converted basis with holders of our common stock, subject to the Ownership Limitation and never in an amount greater than 87.7963 votes per share of Series A Convertible Preferred Stock (regardless of any adjustments to the conversion rate other than proportionate adjustments for stock dividends, stock splits or stock combinations with respect to the common stock) (the “Minimum Price Limitation”). Following the Requisite Stockholder Approval, the Purchaser would be able to vote the Series A Convertible Preferred Stock on an as-converted basis with holders of our common stock, subject to the Minium Price Limitation. The Series B Convertible Preferred Stock does not have the right to vote on an as-converted basis with holders our common stock at any time. Following the Requisite Stockholder Approval, the Purchaser would also be able to fully convert the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock to common stock at any time. In addition, both of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock entitle the holder thereof to receive regular dividends (the “Dividends”) which will be payable in cash or in kind at the Company’s election (1) weekly, for the period beginning on, and including, November 3, 2025 and ending on, but excluding, the date the Requisite Stockholder Approval is obtained, and (2) quarterly, beginning on, and including, the date the Requisite Stockholder Approval is obtained. The Dividends accrue at an annual rate of (a) 18% per annum for the period beginning on, and including, November 3, 2025 and ending on, but excluding, the later of (i) the date of the meeting at which the Company’s stockholders vote for the Requisite Stockholder Approval is approved and (ii) the date of the Company’s 2026 annual meeting of stockholders and (b) 12% per annum beginning on, and including, the later of (i) the date of the meeting at which the Company’s stockholders vote for the Requisite Stockholder Approval is approved and (ii) the date of the Company’s 2026 annual meeting of stockholders. If the Requisite Stockholder Approval is not obtained on or before the earlier of (a) the date of the Company’s first annual or special meeting of stockholders following the Initial Issue Date and (b) February 27, 2026, then the Dividend rate will be increased by one percent (1%) during the period from, and including, such deadline to, but excluding, the date when the Requisite Stockholder Approval is first obtained, if at all. The accrual of Dividends paid in kind would, among other things, lead to an increase the number of shares of common stock that the Purchaser would be able to receive upon conversion of shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

The issuance of the Series A Convertible Preferred Stock has reduced, and the Requisite Stockholder Approval would further reduce, the voting power of our existing holders of common stock. Following the Requisite Stockholder Approval, conversions of the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock to common stock could also further reduce the voting power of our existing holders of common stock. The issuance of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock has diluted the ownership interest of our existing holders of common stock, and the accrual of Dividends paid in kind could continue to further dilute that ownership interest. The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock rank senior to our common stock with respect to liquidation preference and would, among other things, limit the dividends and distributions payable to our common stockholders on any liquidation, winding-up and dissolution of the Company. Such reduction in voting power and substantial dilution of ownership rights may adversely affect the market price for our common stock.

Securities class action litigation is often initiated against companies whose stock price declines following significant transactions by a company, such as transactions of the type that resulted in our issuance of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to the Purchaser. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Until the Requisite Stockholder Approval is obtained, if at all, the Preferred Stock will accrue Dividends at an annual rate of at least 18% compounding weekly.

Holders of our Preferred Stock are entitled to receive Dividends which compound (1) weekly, for the period beginning on, and including, November 3, 2025 and ending on, but excluding, the Requisite Stockholder Vote and (2) quarterly, beginning on, and including, the date the Requisite Stockholder Approval is obtained. The Dividends will accrue at a rate of (a) 18% per annum for the period beginning on, and including, November 3, 2025 and ending on, but excluding, the later of (i) the date of the meeting at which the Company’s stockholders vote for the Requisite Stockholder Approval is approved and (ii) the date of the Company’s 2026 annual meeting of stockholders and (b) 12% per annum beginning on, and including, the later of (i) the date of the meeting at which the Company’s stockholders vote for the Requisite Stockholder Approval is approved and (ii) the date of the Company’s 2026 annual meeting of stockholders. In addition, if the Requisite Stockholder Approval is not obtained on or before the earlier of (a) the date of the Company’s first annual or special meeting of stockholders following November 3, 2025 and (b) February 27, 2026 (the “Dividend Step-up Deadline”), then the Dividend rate will be increased by one percent (1%) during the period from, and including, the Dividend Step-up Deadline, but excluding, the date when the Requisite Stockholder Approval is first obtained, if at all.

If the Requisite Stockholder Approval is not obtained, the Dividend rate will never decrease from 18% compounding weekly to the minimum Dividend rate of 12% compounding quarterly and may increase to 19% compounding weekly if the Requisite Stockholder Approval is not obtained by the Dividend Step-up Deadline, and this could have adverse effects on the Company’s financial condition and results of operations. The Requisite Stockholder Approval is subject to a vote of the existing holders of the Company’s common stock (excluding, pursuant to Nasdaq listing rules, any shares of Preferred Stock the holder is entitled to vote on an as-converted basis, or any shares of our common stock issuable upon conversion of the Preferred Stock). There can be no assurances that the Requisite Stockholder Approval will be obtained by the Dividend Step-up Deadline, if at all.

If the Requisite Stockholder Approval is obtained, the Preferred Stock would be convertible in full and would allow the holders thereof to become the majority owners of the Company.

The Purchaser is the current holder of all Preferred Stock and may not transfer the Preferred Stock or the shares of our common stock underlying such Preferred Stock for a period of 12 months or until a Fundamental Change of Control (as defined in the Certificate of Designations), and subject to certain exceptions as set forth in the Investment Agreements. Prior the Requisite Stockholder Approval, any conversion of Preferred Stock to our common stock is subject to the Ownership Limitation, such that Purchaser would not be able to convert its Preferred Stock into a majority of our common stock prior to the Requisite Stockholder Approval.

Following the Requisite Stockholder Approval, the Purchaser or other holder may convert any or all of the Preferred Stock to common stock at any time prior to redemption, including an amount of Preferred Stock sufficient to obtain a majority of the issued and outstanding common stock of the Company upon conversion. The Purchaser, or another individual, group or company that obtains sufficient Preferred Stock that is freely convertible to a majority of the issued and outstanding common stock of the Company (a “Majority Holder”), would be able to exercise significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control. There can be no assurances that the Preferred Stock held by a Majority Holder would not be converted to a majority of the issued and outstanding common stock of the Company following the Requisite Stockholder Approval, or if so converted, as to the period of time during which such Majority Holder would be able to so influence and control our decisions.

Under Nasdaq listing rules, a company of which more than a majority of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including certain requirements regarding independence of directors and board committee members. Following the Requisite Stockholder Approval, we could become a “controlled company” of a Majority Holder and choose not to comply with those corporate governance requirements. Accordingly, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. There can be no assurance as to the period of time during which we would remain a “controlled company”, if we became one.

Risks Related to the Refinancing Agreement and our Indebtedness

If the Lender’s waiver of our existing event of default expires and is not otherwise extended, or if we trigger another event of default under the Refinancing Agreement and such event of default is not waived by our Lender, the Refinancing Agreement would terminate and our obligations under the Refinancing Agreement would accelerate, which would have a material adverse effect on our business, results of operations and financial position.

The Refinancing Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Refinancing Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them. The Refinancing Agreement contains certain financial covenants. In particular, (1) as of the end of each month, we must maintain certain minimum Trailing Three-Month Net Originations representing net lease costs of newly originated leases in the immediately trailing three calendar month period and (2) we must maintain minimum liquidity of at least $5.0 million in unrestricted cash and cash equivalents as of the last business day of any calendar week. We have failed to comply with similar or identical obligations in the past under the Existing Credit Agreement and may do so in the future under the Refinancing Agreement. We have been in the past unable to comply with the financial covenants and certain reporting covenants in the Existing Credit Agreement and may in the future be unable to comply with such covenants in the Refinancing Agreement, and we may from time to time fail to comply with (or breach) other covenants or requirements of the Refinancing Agreement. For example, as of each of July 31, 2025, August 31, 2025,

September 30, 2025 and October 31, 2025, we were not in compliance with the Minimum Trailing Three-Month Originations covenant and the Lender granted a waiver thereof in each case. We could continue fail to comply with such covenant or any other covenant or requirement of the Refinancing Agreement and trigger an additional event of default under the Refinancing Agreement. We anticipate that we will not have sufficient cash available to repay the New Revolving Credit Facility under the Refinancing Agreement in the event of default.

If we trigger another event of default under the Refinancing Agreement and any such event of default is not waived by our Lenders, we would not be able to borrow under the Refinancing Agreement, and our Lenders would have the right to terminate the loan commitments under the Refinancing Agreement, accelerate repayment of all obligations under the Refinancing Agreement, and foreclose its liens against substantially all of our assets and take possession and sell any such assets to reduce any such obligations. While the Lenders have previously granted the Company waivers of certain events of default under the Existing Credit Agreement and the Refinancing Agreement there is no guarantee that they will be willing to do so in the future. In addition, the rights of the Lenders under the Refinancing Agreement are fully transferable and assignable and there is no guarantee that any transferee will be willing to grant any such waivers or have interests that align with the Company and its stockholders. In the case of an event of default in respect of which we are unable to negotiate with our Lenders for a waiver or dispensation or upon maturity, if we do not have sufficient liquid assets to repay amounts outstanding under the Refinancing Agreement, the Lenders have the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations. As a result, we would likely be unable to continue our operations, be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. These events would have a material adverse effect on our business, results of operations and financial position.

We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness. As of September 30, 2025, the total aggregate indebtedness under the Refinancing Agreement was approximately $114.1 million of principal outstanding. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Refinancing Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Refinancing Agreement and to make payments on our indebtedness as they become due.

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

The Refinancing Agreement governing the New Revolving Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives, including potential mergers and acquisitions opportunities. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Refinancing Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

The Refinancing Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Refinancing Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under the Refinancing Agreement are subject to certain restrictions. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives. The Refinancing Agreement contains certain financial covenants. In particular, (1) as of the end of each month, we must maintain certain minimum Trailing Three-Month Net Originations representing net lease costs of newly originated leases in the immediately trailing three calendar month period and (2) we must maintain minimum liquidity of at least $5.0 million in unrestricted cash and cash equivalents as of the last business day of any calendar week. These financial covenants are restrictive and failure to comply with these covenants would have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Business, Strategy and Growth

To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, we may not be able to do so effectively.

We may in the future seek to grow our business by exploring potential acquisitions or other strategic investments or alliances. We may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. Certain business combinations, share exchanges, reclassifications or other corporate actions involving the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock, as the case may be, will require the approval of the holders of a majority of the outstanding shares thereof, voting as separate classes, unless such events do not adversely affect the rights, preferences or voting powers of the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock, as the case may be, and this requirement may limit the terms we are able to offer in a potential acquisition or investment. We may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than we do. As a result of such competition, we may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that we deem attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous.

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

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 25% and 48% of our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into and do not represent revenue earned) for the three months ended September 30, 2025 and 2024, respectively, and approximately 26% and 48% for the nine months ended September 30, 2025 and 2024, respectively. Gross originations from Wayfair exclude transactions through Katapult Pay and only include transactions directly through the Wayfair waterfall platform. Our top ten direct merchants, which are merchants with whom we have a direct contractual arrangement, in the aggregate represented approximately 47% and 55% of our gross originations for the three months ended September 30, 2025 and 2024, respectively, and approximately 48% and 59% of our gross originations for the nine months ended September 30, 2025 and 2024, respectively. The loss of any of our significant merchant partners, and in particular the loss of Wayfair, would materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, a material modification in the merchant agreement with Wayfair or another significant merchant or changes in the prominence of our solution on a significant merchant’s website or prioritization of our solution in a significant merchant’s waterfall could adversely affect our business, results of operations, financial condition, and prospects.

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

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, since we launched the app in late 2022, transactions that were completed using KPay have grown to represent 41% and 39% of our total gross originations for the three and nine months ended September 30, 2025. Approximately 60% of our 2025 gross originations started with an interaction in our mobile app.

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

We incurred a net loss of $4.9 million and $18.5 million during the three and nine months ended September 30, 2025, respectively. In addition, we generated a net loss of $8.9 million and $16.3 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, our accumulated deficit was approximately $166.9 million. While our operating expenses decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023, our operating expenses during the first half of 2025 increased slightly when compared the first half of 2024, largely due to our efforts to refinance the Existing Credit Agreement, and we may need to further increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

Federal and state agencies are focused on consumer financial products and services. State law enforcement agencies and regulators appear to have increased their scrutiny of entities operating within the personal property rental-purchase, or “lease-to-own”, industry. For example, the California Department of Financial Protection and Innovation (“DFPI”) has issued subpoenas and is conducting investigations into practices of entities operating within the personal property rental-purchase industry. Similarly, state attorneys general also appear to have increased their scrutiny of the industry. As of the date of this filing, the Company has not received investigatory demands from California DFPI or state attorneys general. However, there can be no assurance that the Company will not be included in future actions of the same or similar nature and, if it is, that it would not lead to an enforcement action, consent order, or substantial costs, including legal fees, fines, penalties, and remediation expenses.

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

While we recently entered into the Refinancing Agreement, which refinanced our Existing Credit Agreement, there are significant risks associated with the Refinancing Agreement, including the affirmative and negative covenants thereunder. In the case of an event of default in respect of which we are unable to negotiate with our Lenders for a waiver or dispensation or upon maturity, if we do not have sufficient liquid assets to repay amounts outstanding under the Refinancing Agreement, the Lenders have the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations. In the case of an event of default, if we are unable to negotiate with our Lenders for a waiver or dispensation under the Refinancing Agreement, or if the Lenders otherwise foreclose on their liens, we might be unable to continue our operations, be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. These events would have a material adverse effect on our business, results of operations and financial position. See “—Risks related to the Refinancing Agreement and our Indebtedness”.While the Lenders have previously granted the Company waivers of certain events of default under the Existing Credit Agreement – for example, we previously failed to maintain the required Minimum Trailing Three-Month Net Originations which the Lenders have waived – there is no guarantee that they will be willing to do so in the future.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. See "Commitments and Contingencies” in Note 9 to our Condensed Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business, including resulting in additional dilution if we are obligated to issue shares to settle all or a portion of such legal proceedings.

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

Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees, is extremely intense. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. Our recent refinancing of our Blue Owl debt has caused us to reduce expenses, in some cases, directly related to employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced engineering and technology personnel, as well as other qualified employees, our business, results of operations, financial condition, and prospects could be materially and adversely affected.

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
•future sales or issuances of our common stock (including upon the exercise of warrants, or upon conversion of our Preferred Stock) or other securities;
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

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by its subsidiaries to it and such other factors as our board of directors may deem relevant. Holders of Preferred Stock are entitled to participate in and receive any dividends declared or paid on our common stock on an as converted basis, and no dividends may be paid to holders of our common stock unless full participating dividends are concurrently paid to holders of Preferred Stock, which may affect the amount and payment of any future dividends on shares of our common stock.In addition, our ability to pay dividends on our common stock is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness that we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of September 30, 2025, there were 281,899 shares of common stock available for future issuance under our 2021 equity incentive plan.

Pursuant to the Registration Rights Agreements, we have agreed to file a registration statement covering the resale of any shares of our common stock issuable upon conversion of the Preferred Stock.

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

On October 31, 2019, we entered into a warrant agreement, with FinServ Acquisition Corp., which entitles each warrant holder thereof to purchase 1/25th of a share of our common stock at a price of $287.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 6, 2023, in connection with a prior amendment to the Existing Credit Agreement, the Company issued a warrant to purchase up to 80,000 shares of the Company common stock at an exercise price of $0.25 per share, which vested on September 6, 2023 and on December 5, 2023, the Company issued a warrant to purchase an additional 80,000 shares of our common stock at an exercise price of $0.25 per share which are vested. In addition, the Purchaser currently owns warrants to purchase up to 646,264 shares of our common stock at an exercise price of $0.01 per share which are vested.

The issuances of our common stock upon the exercise of outstanding warrants will result in a significant increase in the number of shares of common stock outstanding, which means that our existing stockholders will own a smaller ownership interest in the Company, experience substantial dilution and have less ability to influence significant decisions requiring stockholder approval. If the holders of outstanding warrants exercise such warrants, our stockholders will experience substantial dilution and we may experience volatility in the price of our Common Stock. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us that has not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K which were not registered under the Securities Act:

•On October 10, 2025, we issued 54,024 shares of our common stock in connection with the settlement of a putative class action lawsuit, captioned Saunders v. Einbinder, et al., against directors and officers of FinServ Acquisition Corp. and FinServ Holdings LLC filed in 2022 in the Delaware Court of Chancery. We issued the shares without registration in reliance upon Section 3(a)(10) of the Securities Act.

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

10.1
Limited Waiver to the Amended and Restated Loan and Security Agreement, dated as of August 5, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Katapult Holdings, Inc. Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2025).

10.2
Limited Waiver to the Amended and Restated Loan and Security Agreement, dated as of September 15, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on September 16, 2025).

10.3
Limited Waiver to the Amended and Restated Loan and Security Agreement, dated as of September 29, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on September 29, 2025).

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

Date:	November 12, 2025	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)