Form 10-K
period 2025-12-31
Katapult Holdings, Inc.
filed 2026-03-11
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Based on the closing sale price of $8.01 for our common stock on The Nasdaq Capital Market on June 30, 2025, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $23.3 million. This calculation excludes shares of the registrant's common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the registrant's common stock outstanding as of March 9, 2026 was 4,765,058

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2025 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
KATAPULT HOLDINGS, INC.

2025 FORM 10-K ANNUAL REPORT

CERTAIN DEFINITIONS

In this report, unless otherwise stated or the context otherwise indicates, the terms "we," "us," "our," the "Company," or "Katapult" refer to Katapult Holdings, Inc. and its subsidiaries.

“2019 Loan Agreement” means the Loan and Security Agreement, dated May 14, 2019, by and among the Credit Parties, Midtown Madison Management LLC and the other lenders party thereto (as amended, amended and restated, supplemented, revised or otherwise modified from time to time prior to June 12, 2025).

“2025 Loan Agreement” means that certain Amended and Restated Loan and Security Agreement, dated June 12, 2025, by and among the Credit Parties, Midtown Madison Management LLC, and the lenders party thereto, which amended and restated the 2019 Loan Agreement in its entirety.

“2026 Plan” means the incentive plan to be approved with terms substantially comparable to the Katapult 2021 Plan (as defined in the Merger Agreement), authorizing at least 9,000,000 shares of Katapult common stock for issuance.

“2026 Plan Proposal” means the proposal for the holders of Katapult common stock to approve the 2026 Plan.

“Aaron’s MIP” means Aaron’s MIP Holdings, LLC, a Delaware limited liability company and management incentive plan entity adopted by The Aaron’s Company to align the interests of the Aaron’s management team with IQV Holdco.

“Aaron’s MIP Exchange” means the exchange of Aaron’s MIP Units for Aaron’s MIP Rollover Interests.

“Aaron’s MIP Holders” means the holders of Aaron’s MIP Units.

“Aaron’s MIP Rollover Interests” means 943,580 shares of Katapult common stock issued to the Aaron’s MIP Holders pursuant to the Aaron’s MIP Exchange.

“Aaron’s MIP Units” means the Class A Unit and Class B membership interests of Aaron’s MIP.

“Adjournment Proposal” means the proposal to adjourn the Special Meeting, if determined by the Katapult board or any committee thereof to be necessary, to solicit additional proxies if there are not sufficient votes in favor of the Stock Issuance Proposal or if a quorum is not present at the Special Meeting.

“CCFI MIP” shall mean CCFI MIP Holdings LLC, a Delaware limited liability company and management incentive plan entity adopted by CCFI to align the interests of the CCFI management team with CCFI equityholders.

“CCFI MIP Equity” means the equity interests of CCFI MIP.

“CCFI MIP Exchange” means the exchange of CCFI MIP Equity for CCFI MIP Rollover Interests.

“CCFI MIP Holders” means the holders of CCFI MIP Equity.

“CCFI MIP Rollover Interests” means 11,011,927 shares of Katapult common stock issued to the CCFI MIP Holders pursuant to the CCFI MIP Exchange.

“Closing” means the consummation of the Mergers.

“Compensation Proposal” means the proposal for the holders of Katapult common stock to approve, on a non-binding advisory basis, the merger-related compensation that may be paid or become payable to Katapult’s named executive officers in connection with the Mergers.

“Credit Parties” means Katapult SPV-1 LLC, Katapult Group, Inc., and Katapult.

“First Amendment” means that certain Limited Waiver and First Amendment to Amended and Restated Loan and Security Agreement, dated November 2, 2025, among the Credit Parties, Midtown Madison Management LLC, and the lenders party thereto.

“First Warrants” means the warrants to purchase an aggregate of 160,000 shares of Katapult common stock at $0.25 per share held by Hawthorn.

“Hawthorn Preferred Stock Exchange” means Katapult’s repurchase of all outstanding shares of Katapult Convertible Preferred Stock issued to Hawthorn immediately prior to the consummation of the Mergers pursuant to the Hawthorn Side Letter.

“Hawthorn Side Letter” means that certain side letter, dated December 11, 2025, by and among Katapult, Aaron’s, CCFI and Hawthorn to effectuate the Hawthorn Preferred Stock Exchange.

“Hawthorn Warrant Exercise” means Hawthorn’s exercise of the Katapult Private Warrants on a cashless basis in full for shares of Katapult common stock pursuant to the Hawthorn Side Letter.

“IQV Holdco” means IQV Holdco, LLC, a Delaware limited liability company.

“Katapult 2014 Plan” means the Cognical Holdings, Inc. 2014 Stock Incentive Plan.

“Katapult 2021 Plan” means the Katapult Holdings, Inc. 2021 Equity Incentive Plan, as amended.

“Katapult common stock” means shares of common stock of Katapult, par value $0.0001 per share.

“Katapult Convertible Preferred Stock” means the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

“Katapult Private Warrants” means the First Warrants and Second Warrants held by Hawthorn.

“Katapult Public Warrants” means public warrants of Katapult, each exercisable for 1/25th of a share of Katapult common stock.

“Katapult Stock Issuance” means the issuance of shares of Katapult common stock to the stockholders of Aaron’s, the Aaron’s MIP Holders, the unitholders of CCFI and the CCFI MIP Holders, pursuant to the terms of the Merger Agreement.

“Loan Agreement” means that certain Amended and Restated Loan and Security Agreement, dated June 12, 2025, by and among the Credit Parties, Midtown Madison Management LLC, and the lenders party thereto (as amended by the Limited Waiver dated September 15, 2025, the First Amendment, the Second Amendment and as further amended, amended and restated, supplemented, revised, or otherwise modified from time to time prior to the date hereof).

“New Revolving Facility” means the amended and upsized revolving credit facility provided for by the Loan Agreement.

“Ownership Limitation” means that, pursuant to the terms of those certain Certificates of Designations dated November 3, 2025, no holder of Katapult Convertible Preferred Stock may convert shares of Katapult Convertible Preferred Stock, pursuant to either an optional or a mandatory conversion, into shares of Katapult common stock if and to the extent that such conversion would result in such holder beneficially owning in excess of 19.99% of all outstanding shares of Katapult common stock as of November 3, 2025.

“Preferred Stock Investment Stockholder Approval” means the approval of Katapult’s stockholders to remove the Ownership Limitation as contemplated by the Nasdaq Rules to effectuate the Hawthorn Preferred Stock Exchange.

“Second Amendment” means that certain Limited Waiver and Second Amendment to Amended and Restated Loan and Security Agreement, dated December 11, 2025, among the Credit Parties, Midtown Madison Management LLC, and the lenders party thereto.

“Second Warrants” means warrants to purchase an aggregate of 486,264 Katapult common stock at an exercise price of $0.01 per share held by Hawthorn.

“Series A Convertible Preferred Stock” means the 35,000 shares of Katapult Preferred Stock designated as “Series A Convertible Preferred Stock”.

“Series A Investment Agreement” means that certain Series A Investment Agreement, dated November 3, 2025, by and between Katapult and Hawthorn.

“Series B Convertible Preferred Stock” means the 30,000 shares of Katapult Preferred Stock designated as “Series B Convertible Preferred Stock”.

“Series B Investment Agreement” means that certain Series B Investment Agreement, dated November 3, 2025, by and between Katapult and Hawthorn.

“Special Meeting” means the special meeting of Katapult stockholders to obtain approval of the Stock Issuance Proposal.

“Stock Issuance Proposal” means the proposal for Katapult stockholders to approve the issuance of Katapult common stock pursuant to the Merger Agreement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, (“Annual Report” or “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Act”), , that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. Certain capitalized terms used in this Annual Report have the meanings set forth in the section entitled “Certain Definitions”. These forward-looking statements include, but are not limited to, statements concerning the following:

•the outcome and impact of the Mergers (as defined herein), including our ability to recognize the anticipated objectives and benefits thereof;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or all of the Company, CCFI (as defined herein) and Aaron’s (as defined herein) to terminate the Merger Agreement (as defined herein);
•the possibility that the Mergers do not close when expected or at all because the conditions to closing are not received or satisfied on a timely basis or at all;
•the potential disruptions the Mergers may cause in the business operations of the Company, CCFI and Aaron’s;
•potential adverse effects of the Mergers on the business relationships of the Company, CCFI and Aaron’s while the Mergers are pending;
•changes in our share price following the closing of the Mergers;
•meeting future liquidity requirements and complying with restrictive covenants related to indebtedness;
•our ability to obtain, and the impact of, Preferred Stock Investment Stockholder Approval;
•potential impact of the Katapult Convertible Preferred Stock;
•executing on our business strategy, including expanding information and technology capabilities;
•our market opportunity, our ability to acquire and retain new and existing merchants and customers;
•customer adoption and continued growth of our mobile app featuring Katapult Pay® (“KPay”);
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
•staying abreast of modified or new laws and regulations and complying with laws and regulations applicable to our business, including laws and regulations related to rental purchase transactions, U.S. federal income tax, and data privacy and security;
•responding to uncertainties associated with product and service developments and market acceptance;

•identifying material weaknesses in our internal controls over financial reporting which, if not remediated, could affect the reliability of our financial statements;
•costs and effects of legal and administrative proceedings, settlements, investigations, and claims;
•litigation, regulatory matters, complaints, adverse publicity and/or misconduct by employees, vendors and/or service providers; and
•our ability to meet the minimum requirements for continued listing on the Nasdaq Capital Market ("Nasdaq").

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

Our wholly owned subsidiaries are Katapult Intermediate Holdings LLC, (formerly known as Keys Merger Sub 2, LLC) a Delaware limited liability company formed in December 2020, Katapult Group, Inc. (formerly known as Cognical, Inc.), a Delaware corporation incorporated in March 2012, Katapult SPV-1 LLC, a Delaware limited liability company formed in March 2019, Katapult SPV-2 LLC, a Delaware limited liability company formed in January 2025, Katapult Intermediate Holdings I, LLC, a Delaware limited liability company formed in December 2025, Katapult Intermediate Holdings II, LLC, a Delaware limited liability company formed in December 2025, Katapult Intermediate Holdings III, LLC, a Delaware limited liability company formed in December 2025, Katapult Merger Sub 1 Inc., a Delaware corporation incorporated in December 2025 and Katapult Merger Sub 2, LLC, a Delaware limited liability company formed in December 2025. Legacy Katapult was incorporated in the state of Delaware in 2016. Katapult Group, Inc. originates all of the Company's lease agreements with customers.

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

Part I
Item 1. Business

Company Overview

We are a technology driven lease-to-own ("LTO") platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods by underserved U.S. nonprime customers. We were founded and incorporated in Delaware in 2012. We primarily operate within the virtual LTO market, which is estimated to have a total addressable market opportunity of $50 - $60 billion. We operate exclusively in the U.S. and our platform is available for use by consumers in 46 states and the District of Columbia. Based on our 2025 gross originations, we believe that we currently capture less than 1% market share.

We have entered into a definitive merger agreement with CCF Holdings LLC (“CCFI”), Aaron’s Intermediate Holdco, Inc. (“Aaron’s”), which, if completed, is expected to materially expand our business. See “Our Strategy” below.

An LTO transaction is a flexible alternative for consumers to obtain and enjoy merchandise with no long-term obligation. Goods are leased in exchange for a weekly, bi-weekly, semi-monthly or monthly payment, and customers have the option to purchase or return the items at any point during the duration of the lease-purchase agreement. These goods are available immediately to our customers upon the consummation of their lease-purchase agreement with Katapult. Our LTO platform offers consumers, particularly those with nonprime credit, an alternative path to ownership compared with traditional financing, which may not be accessible to them due to credit or other financial constraints. Many durable goods are eligible for LTO, including home furnishings, automotive goods, computers, electronics, and appliances, among others.

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

For customers, our process is built to be simple, fast, and transparent. Our platform is based on a quick three-step application and a fully automated approval process that generates a decision in five seconds or less on average. Our terms are flexible and transparent and we never charge our customers late fees. Katapult’s LTO platform is differentiated from traditional installment loans, credit cards, and buy now, pay later options and we believe it can meet the needs of nonprime consumers in a way that traditional options cannot. Customers benefit from no long-term obligations, the flexibility to terminate their lease at any time without penalty, and they are only responsible for any outstanding balance up to the return date. Payment plans are convenient and tailored to suit individual needs. Our flexible terms include renewal periods of varying durations, including 12- and 18-months, and we also offer special pricing for early lease-purchase options (buyouts) within 90 days. In addition, based on our commitment to fairness and our customer-centric approach, Katapult does not increase the cash price of leased items and does not charge late or non-sufficient funds fees ("NSF fees"). We believe these principles distinguish our offering from many of our competitors. We believe we provide an affordable path to leasing or purchasing the durable goods that non-prime customers need at a total cost of ownership that is lower than many competing LTO products or other financing options that are available to them.

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

Currently, we offer four channels by which consumers can access our platform, and these products are our primary customer acquisition channels. These options are: direct integration, waterfall integration, mobile app and text-to-checkout. Some merchants can be accessed through more than one of our four channels. A direct integration is when we integrate with a merchant's digital point of sale ("POS") system to facilitate online transactions via Application Programming Interfaces or through third-party plug-ins such as Shopify, BigCommerce, WooCommerce, and Magento, among others. This option allows consumers to select a Katapult lease transaction as their method of payment at checkout. Our waterfall integration product allows us to partner with waterfall financing platforms. In a waterfall transaction, the potential customer completes a credit application, which then flows from the prime lender to other financing and lease-purchase options automatically. If our lease offer is the best match for the potential customer’s credit profile it will be presented to the consumer at the point of sale. If the consumer decides to accept our offer, they can utilize a Katapult lease to pay for their durable goods purchase at checkout. Both our direct and waterfall options involve some integration support from direct merchant partners. We refer to merchants with whom we have a direct integration or a waterfall integration as “direct merchants”. In late 2022, we launched our mobile app (the “Katapult App”), which includes a feature called KPay, that allows consumers to leverage our virtual credit card technology to shop with a variety of durable goods merchants featured in our app marketplace. This option does not require integration support from merchants and the consumer interaction begins and ends in the Katapult App. Using Katapult’s internally developed, proprietary machine learning models that determine the eligibility of a product for lease in real-time, consumers are issued a virtual card from our issuing partner Marqeta, backed by their issuing bank Sutton Bank, that is used to complete the transaction on a merchant’s website. At the end of the transaction, consumers enter into a lease agreement with Katapult. The interaction begins and ends within the Katapult app ecosystem. This functionality has allowed Katapult to create its app marketplace, where customers can go to shop with more than 250 merchants that have either a direct or waterfall integration with Katapult or that are available for checkout via KPay. We refer to merchants that are available for checkout via KPay as “KPay enabled merchants”.

Finally, we also offer an in-store POS integration option called text-to-checkout, which simplifies the in-store leasing experience for consumers while allowing Katapult to retain control of the customer journey and ensure adherence to regulatory requirements.

All integration with merchants, except for KPay enabled merchants, are governed by one to three year master service agreements, with our standard terms containing an auto-renewal feature. These individual agreements outline primary elements of the relationship, such as marketing responsibilities, technology and development requirements, exclusivity, and economics.

Katapult’s primary source of revenue is generated from recurring payment streams related to our contracted lease payments with consumers. Katapult’s primary costs, outside of the retail price of a lease purchased item, include interest costs associated with our asset backed revolver and total servicing costs inclusive of collection activities.

(1)The total cost a customer may pay in connection with our lease-purchase transaction depends on certain factors, including, but not limited to: (1) total cost limitations, which vary across states and generally range between 2.0 and 2.5 times, depending on the duration of the renewal periods, the cash price, referred to as the Lease Multiple, (2) the maximum length of the renewal periods (typically 12-18 months), (3) whether the early purchase option is exercised, and (4) whether the customer exercises their right to terminate the lease, without penalty if current, thereby ending additional renewal payment obligations. In general, during the first ninety (90) days, our customers have the ability to purchase the good for the cash price of the item plus an average of 5% and any applicable fees (including initial fees, where applicable) and taxes. After ninety (90) days, but prior to reaching the maximum renewal term, the customer may exercise the purchase option at a discount on the remaining lease renewal payments (typically 55–65% of the remaining renewal payments).

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

Our Strategy

Pending Strategic Mergers with CCFI and Aaron’s

On December 11, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CCFI and Aaron’s and two wholly owned indirect subsidiaries of the Company, Katapult Merger Sub 1, Inc. (“Merger Sub 1”) and Katapult Merger Sub 2, LLC (“Merger Sub 2”). Pursuant to the Merger Agreement, CCFI and Aaron’s will become wholly owned subsidiaries of the Company, and the Company will remain a publicly traded entity.

Under the terms of the Merger Agreement, one subsidiary will merge with and into Aaron’s and another subsidiary will merge with and into CCFI (collectively, the “Mergers”), with CCFI and Aaron’s each surviving as a wholly owned subsidiary of the Company. In connection with the Mergers, certain equity interests of CCFI and Aaron’s, including management incentive plan equity interests, will be contributed to and exchanged for shares of the Company’s common stock pursuant to the terms of the Merger Agreement and related agreements.

If completed, the Mergers are expected to enhance our scale and omni-channel capabilities by combining complementary platforms that serve non-prime consumers seeking access to durable goods and related financial solutions.

The Mergers are subject to customary closing conditions, including receipt of required stockholder and regulatory approvals, and are expected to close during the second quarter of 2026. There can be no assurance that the Mergers will be completed on the anticipated timeline or at all. Additional information regarding the Merger Agreement and the transactions contemplated thereby is included in the notes to our consolidated financial statements.

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

•Consumer Engagement: We are focused on using our app marketplace and disciplined marketing strategies to increase engagement with existing and potential customers, by growing our conversion and repeat purchase rates. Our app marketplace allows consumers to originate leases with merchants through direct or waterfall integrations on merchant websites or within the Katapult marketplace using KPay. Since we launched the app in late 2022, transactions that were completed using KPay have grown to represent 42% of our total gross originations for the year ended December 31, 2025. Approximately 62% of our 2025 gross originations started in our Katapult App, whereby the customer checked out either through a KPay or a waterfall transaction. We intend to continue to thoughtfully expand the breadth of merchants available in our marketplace as we continue to transform our Katapult App marketplace into a shopping destination. We believe this will allow us to grow gross originations even if merchants are not able to immediately integrate our LTO solution into their payment flows.

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

Operations

We believe our LTO offerings are distinguished by the following core capabilities:

•Advanced underwriting. Katapult’s proprietary technology enables frictionless underwriting with minimal customer inputs (seven required fields) and real-time decision-making (on average, five seconds or less). There are no credit checks or requirements for bank account or payroll data.

•Our proprietary, end-to-end technology platform has been designed and built to handle high volumes of data from e-commerce transactions. The system is non-FICO credit score based, relying on internally developed underwriting models to identify appropriate customers for our LTO offering. Our underwriting models are designed to drive disciplined growth by balancing customer access with portfolio risk performance. Leveraging both internal performance data and third-party data sources, these models make real time, data driven decisions that determine whether to approve an application, the appropriate lease line exposure, and applicable pricing. The decisioning framework is multi layered, combining rules based controls with predictive risk models to detect identity fraud, assess delinquency propensity, and estimate expected loss.

•Market-leading customer experience and service. Our customer experience is grounded in transparency, respect and fairness. We have built a large and growing customer base of engaged and loyal customers who value the LTO product we offer and the way we treat our customers. We believe our customer-centric model fosters trust and customer retention. We offer hardship programs, flexible repayment options, and fair terms to meet the needs of customers throughout the US. Our net promoter score ("NPS") and our repeat purchase rate, defined as the percentage of in-quarter originations from existing customers, were 46 and 64% respectively, as of December 31, 2025. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors.

•Proprietary technology that powers our scalable platform. Technology is at the core of everything we do - from simplifying the customer experience, to driving repeat transactions, to launching innovative new products that benefit our merchants and customers, to managing risk. We are an e-commerce solution for customers and we believe we are one of only a few non-prime customer lease-purchase platforms focused on e-commerce. We offer a fully-digital, seamless and differentiated platform driven by proprietary technology and risk models that have been developed over several years. We utilize modern, cutting-edge technology including sophisticated machine learning models and cloud-based computing designed to offer a seamless digital customer experience on the front end as well as continually evolving real-time decision engine on the back end.

•Our proprietary technology drives the Katapult App and KPay by giving us the unique ability to quickly and reliably differentiate between leasable and non-leasable items in a customer's cart without a direct or waterfall integration with a merchant. Our proprietary technology platform is built on a cloud-native architecture hosted on AWS, utilizing a combination of serverless computing (AWS Lambda and AWS ECS Fargate) and containerized microservices. This architecture supports real-time processing and enables our platform to render automated underwriting decisions in approximately five seconds or less on average. At the core of our underwriting platform is our proprietary decision engine (DE), which combines internally developed machine learning models with data from both internal and third-party sources to assess identity fraud risk and default risk for each lease application. Our DE requires only a few inputs from the applicant and supplements those inputs with approximately 2,000 data elements from third-party providers as well as internally generated data about the applicant.

•Our technology also creates many benefits for our merchant-partners. The process to integrate our direct and waterfall options is quick and easy and can be completed within as few as two days. In addition, we provide merchants with insightful analytics that help them understand payment activities and performance associated with non-prime applications. The platform also offers other key insights into customers’ shopping habits to help merchants optimize customer conversion and customer acquisition costs.

•Our technology platform supports our advanced underwriting as well as our integration capabilities, decisioning, payment collection and other Katapult systems that allow us to achieve operational efficiencies and that we believe will drive economies of scale as we continue to grow.

•Marketing focused on enhancing the lifetime value of our customer base. As we continue to focus on growing our customer base, we have begun to strategically invest in marketing campaigns and initiatives. Currently, we promote our product primarily through digital marketing channels. Our efforts are focused on driving more traffic to the Katapult App, which we believe we can convert to new lease transactions. Our campaign content focuses on the strength of our product offering, including its ease-of-use, convenience and transparency, as well as our competitive pricing and access to a variety of durable goods sold by leading retailers. We believe there is a large untapped consumer base that could benefit from our LTO offering that is unfamiliar with our brand. Based on this we expect to continue scaling our marketing strategy while monitoring the return-on-investment (ROI) of our spending. We will do this by testing and learning from marketing campaigns before scaling any investment.

Our largest merchant partner is Wayfair, Inc. ("Wayfair"). We have an agreement with Wayfair dated November 24, 2020, (the "Wayfair Agreement") whereby we provide Wayfair customers with lease-purchase options for certain Wayfair products directly on Wayfair’s customer website. Wayfair1 represented 25% and 36% of our gross originations for the years ended December 31, 2025 and 2024, respectively through the Wayfair Agreement. The Wayfair Agreement continues for successive two-year terms and may be terminated by either party at any time and for any reason provided that the terminating party provides written notice sixty days prior to the date of termination. The Wayfair Agreement does not prohibit Wayfair from offering LTO options from our competitors. The Wayfair Agreement allows us to benefit from Wayfair’s broad range of product offerings and market ourselves to a larger audience of customers who may seek alternative payment options.

In addition to Wayfair, we have contractual arrangements with many of our other e-commerce partners, including Shopify, BigCommerce, WooCommerce, and Magneto among others. These arrangements typically continue for successive one-year terms and may be terminated by either party at any time and for any reasons provided that the
1 Wayfair gross originations exclude transactions through KPay and only include transactions directly through Wayfair's waterfall platform.

terminating party provides written notice thirty days prior to the end of the term. The arrangements typically do not prohibit our e-commerce partners from offering lease-to-own options from our competitors.

As of December 31, 2025, we have integrated our leasing solution with more than 250 merchants and we offer customers the ability to shop with approximately 40 merchants through our Katapult marketplace powered by KPay. Our top ten merchants in the aggregate represented approximately 76% and 78% of our total gross originations for the years ended December 31, 2025 and 2024, respectively. Other than Wayfair, none of our e-commerce partners individually account for more than 10% of our total revenue for the years ended December 31, 2025 and 2024, respectively.

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

In this same FHN report, 53% report that their spending is higher than their income and only 44% report having enough savings to cover 3 or more months of living expenses. In addition, only 29% report having a prime credit score. The LTO industry provides this large base of underserved consumers with an opportunity to economically acquire durable goods that they may not have otherwise had the resources to obtain.

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

Seasonality

We experience seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue is strongest during the first quarter. This is primarily due to historically higher gross originations during the fourth quarter holiday season. Our first quarter revenue is also impacted because our customers receive federal and state income tax refunds in this period, which historically has led to our customers more frequently exercising the early purchase option on their existing lease agreements or purchasing durable goods during the first quarter of the year. Adverse events that occur during these months could have a disproportionate effect on our financial results for the year.

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

As of December 31, 2025, we had 87 employees located in the United States. We also engage consultants and contractors to supplement our permanent workforce. We have never experienced any work stoppages and maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

Our proprietary technology platform is essential to our core operations. In order to build these proprietary, innovative and secure products, we place a significant emphasis on identifying and employing talented and driven technology-focused professionals and engineers.

We offer competitive compensation and benefits to attract and retain top talent. Our total compensation packages generally include market-competitive salary, bonus, sales commissions, and equity awards. As a remote-first company, we are able to attract highly skilled and experienced employees from a broad geographic landscape and offer market competitive compensation packages. At least annually, we review our compensation practices internally and with the assistance of a third-party compensation consultant.

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

We are also required to be licensed in certain states in order to engage in lease-purchase transactions. While we hold required licenses, such licensing requirements could unexpectedly change which in turn could impact our results of operations, financial condition, and earnings.

Regarding federal law, at the present time, no federal law specifically regulates the core lease-purchase transaction we offer. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) does not regulate leases with terms of less than 90 days. Katapult’s lease-purchase transactions carry terms of, at most, month-to-month, and therefore are less than 90 days, such that the transactions do not fall within the transactions specifically covered by Dodd-Frank. These issues notwithstanding, various aspects of our business are governed by federal laws and regulations. For example, the Federal Trade Commission (“FTC”) oversees business practices that are unfair, deceptive, or fraudulent to consumers, including within the lease-purchase industry. As such, we seek to ensure that we comply with FTC rules and regulations relating to our operations and we pursue compliance management practices to do so; however, any violation of such rules or regulations could have a material adverse impact on our results of operations, financial condition, and earnings.

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

In the ordinary course of our business, we collect, store, transfer and otherwise process personal data, including sensitive personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, rules, guidance and standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, and the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (collectively “CCPA”).

The CCPA is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. The CCPA imposes obligations on covered businesses to provide certain disclosures related to a business’s collection, use and disclosure of personal data and gives California residents the right to, among other things, request disclosure of personal data collected about them and whether that data has been sold to others, request deletion of personal data (subject to certain exceptions), opt out of the sale of their personal data and not be discriminated against for exercising these rights. The CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. A number of other U.S. states also have enacted, or are considering enacting, comprehensive data privacy and security laws that share similarities with the CCPA. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information, than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. There are also discussions in Congress, from time-to-time, of new federal data privacy and security laws to which we may become subject if they are enacted. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Furthermore, U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

As a company, we seek to ensure that all employees act in a legal, ethical and dignified manner and carry out the Company’s business consistent with such standards and consistent with the laws discussed above. See the section titled “Risk Factors” in this Annual Report on Form 10-K for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

Intellectual Property

Intellectual property and other proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of December 31, 2025, we have one non-provisional patent application filed covering our KPay technology and we own three registered trademarks.

Although we take steps to obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, reverse engineering, circumvention, infringement, misappropriation or other violation of our intellectual property and other proprietary rights, including by third parties who may use our intellectual property or other proprietary rights to develop services that compete with ours.

See the section titled “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to our intellectual property and other proprietary rights.

Corporate Information

Our principal executive offices are located at Katapult Holdings, Inc., 5360 Legacy Drive, Building 2, Plano, TX 75024, and Katapult’s telephone number is (833) 528-2785. Our website address is www.katapult.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

Available Information

We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available on our website our Code of Business Conduct and Ethics, our corporate governance principles, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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

Risks Related to our Proposed Mergers with CCFI and Aaron’s
•None of us, CCFI or Aaron’s can be sure if or when the Mergers will be completed.
•The market price of the Company’s common stock following the Mergers may decline as a result of the Mergers.
•The parties’ equityholders may not realize a benefit from the Mergers commensurate with the ownership dilution they will experience in connection with or following the Mergers.
•Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
•Each party is subject to business uncertainties and contractual restrictions while the Mergers are pending, which could adversely affect each party’s business and operations.

Risks Related to our Preferred Stock
•Our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock could further reduce the voting power and dilute the ownership of existing holders of our common stock and may adversely affect the market price of our common stock.
•Until the Preferred Stock Investment Stockholder Approval is obtained, if at all, the Katapult Convertible Preferred Stock will accrue dividends at an annual rate of at least 18% compounding weekly.
•If the Preferred Stock Investment Stockholder Approval is obtained, the Katapult Convertible Preferred Stock would be convertible in full and would allow the holders thereof to become the majority owners of the Company.

Risks Related to the Loan Agreement and our Indebtedness
•If we trigger an event of default under the Loan Agreement and such event of default is not waived by our Lender, the Loan Agreement would terminate and our obligations under the Loan Agreement would accelerate, which would have a material adverse effect on our business, results of operations and financial position.
•We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions.
•The Loan Agreement governing the New Revolving Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives including potential mergers and acquisitions opportunities. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Loan Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

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
•Unexpected changes to consumer behavior could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer’s ability to perform.

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
•We rely on card issuers and payment processors. If we fail to comply with the applicable requirements of Visa, Mastercard, or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Risks Related to Our Technology and Our Platform
•Real or perceived software errors, failures, bugs, defects, or outages could adversely affect our business, results of operations, financial condition, and prospects.
•Our results depend on continued integration and support of our platforms, including our direct and/or waterfall integration technologies by our merchant partners.
•We rely on KPay enabled merchants to allow access to their stores through our Katapult App and our desktop and mobile websites.
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
•Failure to adequately obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights could harm our business, operating results and financial condition.

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

Risks Related to our Proposed Mergers with CCFI and Aaron’s

None of us, CCFI or Aaron’s can be sure if or when the Mergers will be completed.

Consummation of the Mergers is contingent upon the satisfaction of a number of conditions, some of which are beyond our, CCFI’s or Aaron’s control including, among others, (a) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (b) the absence of any law or governmental order preventing the consummation of the Mergers, corporate reorganization steps contemplated by the Mergers or the Katapult Stock Issuance, (c) the effectiveness of the registration statement pursuant to which the issuance of shares of our common stock to be issued in the Mergers will be registered with the SEC, (d) the shares of our common stock to be issued in the Katapult Stock Issuance having been approved for listing on Nasdaq, subject only to official notice of issuance, (e) receipt of required approvals from the equityholders of each of us, CCFI and Aaron’s, (f) the parties’ representations and warranties being true and correct (subject to certain customary materiality exceptions), (g) compliance by the parties with their respective covenants, (h) the absence of a material adverse effect on any of the parties’ businesses that is continuing and (i) delivery and execution of certain documents by the parties. Under certain circumstances, we would be required to pay CCFI and Aaron’s a termination fee of $1.5 million, of which 85% shall be paid to CCFI and 15% shall be paid to Aaron’s.

Each of us, CCFI and Aaron’s may not be successful in our respective efforts to satisfy the closing conditions. The failure to satisfy all of the required conditions could delay the consummation of the Mergers for a significant period of time or prevent consummation from occurring at all. Any delay in consummating the Mergers could cause us, CCFI and Aaron’s not to realize some or all of the benefits, or realize them on a different timeline than expected, that we, CCFI and Aaron’s, as applicable, expects to achieve if the Mergers are successfully consummated within the expected timeframe. There can be no assurance that the conditions in the Merger Agreement will be satisfied or (to the extent permitted) waived or that the Mergers will be consummated. If the Mergers are not completed, our Board, in discharging its fiduciary obligations to its stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our stockholders as the Mergers. Any future sale or merger, financing or other transaction may be subject to further stockholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect on our business.

Our, CCFI’s and Aaron’s efforts to complete the Mergers could cause substantial disruptions in, and create uncertainty surrounding, our respective businesses, which may materially adversely affect their respective results of operation and business. Uncertainty as to whether the Mergers will be completed may affect each of the Company’s, CCFI’s and Aaron’s ability to retain and motivate existing employees. A substantial amount of the Company’s, CCFI’s and Aaron’s respective management’s and employees’ attention is being directed toward the completion of the Mergers and thus is being diverted from their respective day-to-day operations. Uncertainty as to the Company’s,

CCFI’s and Aaron’s respective futures could adversely affect their business and their relationships with suppliers, vendors, regulators and other business partners. For example, vendors and other counterparties may defer decisions concerning working with us, CCFI or Aaron’s, or seek to change existing business relationships. Changes to, or termination of, existing business relationships could adversely affect the Company’s, CCFI’s or Aaron’s respective results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Mergers could be exacerbated by any delays in completion of the Mergers or termination of the Merger Agreement.

In addition, each of the Company, CCFI and Aaron’s may terminate the Merger Agreement under certain specified circumstances, including, but not limited to: (a) if the CCFI MIP Exchange, the Aaron’s MIP Exchange, the Hawthorn Preferred Stock Exchange, the Hawthorn Warrant Exercise, the Mergers and the Katapult Stock Issuance are not consummated by September 30, 2026, subject to a 90-day extension if certain closing conditions have not yet been satisfied, (b) if a court of competent jurisdiction or other governmental body has issued a final non-appealable order or other action prohibiting the CCFI MIP Exchange, the Aaron’s MIP Exchange, the Hawthorn Preferred Stock Exchange, the Hawthorn Warrant Exercise, the Mergers and the Katapult Stock Issuance, (c) if a vote on the Katapult Stock Issuance has been held at the Special Meeting and our stockholders have not approved the Katapult Stock Issuance, or (d) if the Company, CCFI, and Aaron’s, as applicable, materially breaches any of its representations, warranties, covenants or agreements, subject in certain cases to the right of the breaching party to cure the breach. The Company, CCFI, and Aaron’s may also terminate the Merger Agreement by mutual written consent.

Until the Mergers are completed, the Merger Agreement restricts the Company, CCFI or Aaron’s from taking specified actions without the consent of the other parties and requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent the Company, CCFI or Aaron’s from making appropriate changes to their respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Mergers.

The market price of the Company’s common stock following the Mergers may decline as a result of the Mergers.

The market price of the Company’s common stock may decline as a result of the Mergers for a number of reasons, including if:
•investors react negatively to the prospects of the combined organization’s products, business and financial condition following the Mergers;
•the attention of the Company, CCFI or Aaron’s management is directed towards the Closing and other transaction-related considerations and is diverted from the day-to-day business operations of their respective businesses, as applicable, and matters related to the Mergers require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company, CCFI or Aaron’s, as applicable;
•the effect of the Mergers on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•the combined organization does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by financial or industry analysts.

The parties’ equityholders may not realize a benefit from the Mergers commensurate with the ownership dilution they will experience in connection with or following the Mergers.

After the completion of the Mergers, the current equityholders of the Company, CCFI and Aaron’s will own a smaller percentage of the combined organization than their ownership in their respective companies prior to the Mergers. Immediately after the Mergers, it is currently estimated that CCFI equityholders will own, or hold rights to acquire, approximately 79.9% of the combined organization on a fully diluted basis as described in the Merger Agreement, Aaron’s equityholders will own, or hold rights to acquire, approximately 14.1% of the combined organization on a fully diluted basis as described in the Merger Agreement and our equityholders, whose shares of our common stock will remain outstanding after the Mergers, will own, or hold rights to acquire, approximately 6% of the combined organization on a fully diluted basis as described in the Merger Agreement.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of us, CCFI and Aaron’s from: (a) soliciting, initiating, knowingly encouraging or knowingly facilitating the making, submission or announcement of any Acquisition Proposal or Acquisition Inquiry (each as defined in the Merger Agreement) or take any action that would reasonably be expected to result in an Acquisition Proposal or Acquisition Inquiry, (b) knowingly furnishing any nonpublic information in connection with or in response to an Acquisition Proposal or Acquisition Inquiry, (c) engaging in discussions or negotiations with any person with respect to any Acquisition Proposal or Acquisition Inquiry, (d) approving, endorsing or recommending any Acquisition Proposal and (e) executing or entering into any letter of intent or similar document or any contract contemplating or otherwise relating to any Acquisition Transaction, (as defined in the Merger Agreement), except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited alternative takeover proposal constitutes or would reasonably be expected to result in a superior takeover proposal and that failure to cooperate with the proponent of the proposal would reasonably be expected to be inconsistent with the applicable board’s fiduciary duties.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of the Company, CCFI or Aaron’s or pursuing an alternative Acquisition Transaction from considering or proposing such a transaction, even if it were prepared to pay consideration that is more favorable to be received or realized in the Mergers. In particular, a termination fee, if applicable, could result in a potential third-party acquirer or merger partner proposing to pay a lower price to Katapult’s stockholders than it might otherwise have proposed to pay absent such a fee. If the Merger Agreement is terminated in accordance with its terms, and either the Company, CCFI or Aaron’s determines to seek another business combination, the Company, CCFI or Aaron’s, as applicable, may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Each party is subject to business uncertainties and contractual restrictions while the Mergers are pending, which could adversely affect each party’s business and operations.

In connection with the pendency of the Mergers, some customers, suppliers and other persons with whom the Company, CCFI or Aaron’s do business may delay or defer certain business decisions or terminate, change or renegotiate their relationships with the Company, CCFI or Aaron’s, as the case may be, as a result of the Mergers, which could negatively affect the Company’s, CCFI’s or Aaron’s respective revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Mergers are consummated.

Under the terms of the Merger Agreement, each of the Company, CCFI and Aaron’s is subject to certain restrictions on the conduct of its business prior to consummating the Mergers that may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness, incur capital expenditures, settle litigation, amend organizational documents, declare dividends, enter new business lines and invest in third parties.

Such limitations could adversely affect each of the Company’s, CCFI’s and Aaron’s businesses and operations prior to the consummation of the Mergers.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the consummation of the Mergers.

Risks Related to our Preferred Stock

Our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock could further reduce the voting power and dilute the ownership of holders of our common stock and may adversely affect the market price of our common stock.

As further described in Note 6 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K , on November 3, 2025, we issued and sold an aggregate of 35,000 shares of our Series A Convertible Preferred Stock and an aggregate 30,000 shares of our Series B Convertible Preferred Stock. If the Hawthorn Preferred Stock Exchange is not consummated, the Katapult Convertible Preferred Stock could remain outstanding following the Mergers.

Each series of the Katapult Convertible Preferred Stock ranks senior to our common stock with respect to distributions on liquidation, winding-up and dissolution and payment of dividends. In addition, subject to certain limitations, holders of the Series A Convertible Preferred Stock are entitled to vote with holders of shares of our common stock, together as one class, on all matters submitted for a vote of holders of shares of our common stock on an as-converted basis, thereby effectively reducing the voting power of holders of our common stock. Conversions of the Series B Convertible Preferred Stock into our common stock could also further reduce the voting power of holders of our common stock.

Moreover, the accrual of dividends paid in kind on the Katapult Convertible Preferred Stock has increased, and could further increase, the liquidation preference of the Katapult Convertible Preferred Stock, thereby increasing the number of shares into which the Katapult Convertible Preferred Stock is convertible and further diluting the ownership interest and voting power of holders of our common stock.

Such reductions in voting power and the substantial dilution of ownership rights resulting from the issuance, potential conversion of and accrual of dividends on, the Katapult Convertible Preferred Stock may adversely affect the market price for our common stock. Securities class action litigation is often initiated against companies whose stock price declines following significant transactions by a company, such as transactions of the type that resulted in our issuance of the Katapult Convertible Preferred Stock to Hawthorn. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Until the later of the date the Preferred Stock Investment Stockholder Approval is obtained, if at all, and the date of our 2026 Annual Meeting of Stockholders, and if the Hawthorn Preferred Stock Exchange is not consummated the Katapult Convertible Preferred Stock will accrue dividends at an annual rate of at least 18% compounding weekly. Thereafter, the Katapult Convertible Preferred Stock will continue to accrue dividends at an annual rate of 12% compounding quarterly

Dividends on the Katapult Convertible Preferred Stock currently accrue at a rate of 18% per annum, payable weekly, and, if the Hawthorn Preferred Stock Exchange is not consummated, will continue to so accrue, payable weekly, until the later of (i) the date the Preferred Stock Investment Stockholder Approval (to remove the Ownership Limitation) is obtained, if at all and (ii) the date of our 2026 annual meeting of stockholders (“2026 Annual Meeting of Stockholders”). In addition, the Katapult Convertible Preferred Stock, as supplemented by a waiver entered into by Hawthorn as the sole holder of the Katapult Convertible Preferred Stock, provides that if the Preferred Stock Investment Stockholder Approval is not obtained on or before the date of our first annual or special meeting of stockholders following November 3, 2025 (“Dividend Step-up Deadline”), then the dividend rate will be increased by one percent (1%) during the period from, and including, the Dividend Step-up Deadline to, but excluding, the date when the Preferred Stock Investment Stockholder Approval is first obtained, if at all. Beginning on, and including, the later of (i) the date of the meeting at which the Preferred Stock Investment Stockholder Approval is obtained and (ii) the date of our 2026 Annual Meeting of Stockholders, dividends will accrue at a rate of 12% per annum, payable quarterly.

If the Hawthorn Preferred Stock Exchange is not consummated and the Preferred Stock Investment Stockholder Approval is not obtained, the dividend rate will remain 18% per annum, payable weekly. In addition, if the Preferred Stock Investment Stockholder Approval is not obtained by the Dividend Step-up Deadline, then the dividend rate will increase to 19% per annum, payable weekly. Under no circumstance will the dividend rate decrease below 12% per annum. The dividend rate could have adverse effects on our financial condition and results of operations and could result in additional dilution to the ownership interest and voting power of holders of our common stock. There can be no assurance that the Preferred Stock Investment Stockholder Approval will be obtained by the Dividend Step-up Deadline, or at all.

If the Preferred Stock Investment Stockholder Approval is obtained, the Katapult Convertible Preferred Stock would be convertible without regard to the Ownership Limitation and would allow the holder(s) thereof to become the majority owner(s) of the Company.

Hawthorn is the current holder of all the Katapult Convertible Preferred Stock. Until the Preferred Stock Investment Stockholder Approval (to remove the Ownership Limitation) is obtained, any conversion of the Katapult Convertible Preferred Stock is subject to the limitation that no holder of the Katapult Convertible Preferred Stock may convert such shares to the extent that such conversion would result in such holder beneficially owning in excess of 19.99% of all outstanding shares of our Common Stock as of November 3, 2025.

If the Hawthorn Preferred Stock Exchange is not consummated, then following the Preferred Stock Investment Stockholder Approval, if the Preferred Stock Investment Stockholder Approval is obtained, Hawthorn, or another holder of the Katapult Convertible Preferred Stock, may convert any or all of its shares of the Katapult Convertible Preferred Stock into our common stock at any time, and may convert such shares into a number of shares of our common stock constituting a majority of the number of shares of the issued and outstanding common stock. Hawthorn, or another individual, group or company that obtains Katapult Convertible Preferred Stock that would be freely convertible into a majority of the issued and outstanding common stock of the Company (“Majority Holder”), would be able to exercise significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control. There can be no assurance that the Katapult Convertible Preferred Stock held by a Majority Holder would not be converted into a majority of the issued and outstanding common stock of the Company following the Preferred Stock Investment Stockholder Approval, or if so converted, as to the period of time during which such Majority Holder would be able to so influence and control our decisions. We expect that the Hawthorn Preferred Stock Exchange will be consummated immediately prior to the Mergers pursuant to the Hawthorn Side Letter.

Under Nasdaq rules, a company of which more than a majority of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including certain requirements regarding independence of directors and board committee members. Following the Preferred Stock Investment Stockholder Approval, we could become a “controlled company” of a Majority Holder and choose not to comply with those corporate governance requirements. Accordingly, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. There can be no assurance as to the period of time during which we would remain a “controlled company” if we became one.

Risks Related to the Loan Agreement and our Indebtedness

If the Lender’s waiver of our existing event of default expires and is not otherwise extended, or if we trigger another event of default under the Loan Agreement and such event of default is not waived by our Lender, the Loan Agreement would terminate and our obligations under the Loan Agreement would accelerate, which would have a material adverse effect on our business, results of operations and financial position.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Loan Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them. The Loan Agreement contains certain financial covenants. In particular, (1) as of the end of each month, we must maintain certain minimum Trailing Three-Month Net Originations representing net lease costs of newly originated leases in the immediately trailing three calendar month period and (2) we must maintain minimum liquidity of at least $5.0 million in unrestricted cash and cash equivalents as of the last business day of any calendar week. We have failed to comply with similar or identical obligations in the past under the 2019 Loan Agreement and may do so in the future under the Loan Agreement. We have been in the past unable to comply with the financial covenants and certain reporting covenants in the 2019 Loan Agreement and may in the future be unable to comply with such covenants in the Loan Agreement, and we may from time to time fail to comply with (or breach) other covenants or requirements of the Loan Agreement. For example, as of each of July 31, 2025, August 31, 2025, September 30, 2025, October 31, 2025, and December 31, 2025 we were not in compliance with the Minimum Trailing Three-Month Originations covenant and the Lender granted waivers thereof in each case. We could continue fail to comply with such covenant or any other covenant or requirement of the Loan Agreement and trigger an additional event of default under the Loan Agreement. We anticipate that we will not have sufficient cash available to repay the New Revolving Facility under the Loan Agreement in the event of default.

If we trigger another event of default under the Loan Agreement and any such event of default is not waived by our Lenders, we would not be able to borrow under the Loan Agreement, and our Lenders would have the right to terminate the loan commitments under the Loan Agreement, accelerate repayment of all obligations under the Loan Agreement, and foreclose its liens against substantially all of our assets and take possession and sell any such assets to reduce any such obligations. While the Lenders have previously granted the Company waivers of certain events of default under the 2019 Loan Agreement and the Loan Agreement there is no guarantee that they will be willing to do so in the future. In addition, the rights of the Lenders under the Loan Agreement are fully transferable and assignable and there is no guarantee that any transferee will be willing to grant any such waivers or have interests that align with the Company and its stockholders. In the case of an event of default in respect of which we are unable to negotiate with our Lenders for a waiver or dispensation or upon maturity, if we do not have sufficient liquid assets to repay amounts outstanding under the Loan Agreement, the Lenders have the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations. As a result, we would likely be unable to continue our operations, be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. These events would have a material adverse effect on our business, results of operations and financial position.

We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness. As of December 31, 2025, the total aggregate indebtedness under the Loan Agreement was approximately $78.7 million of principal outstanding. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Loan Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Loan Agreement and to make payments on our indebtedness as they become due.

Our overall leverage and the terms of our Loan Agreement could also:
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

In addition, the Loan Agreement is secured by a pledge over all of the assets of the Borrower, is guaranteed by us and our wholly owned subsidiary, Katapult Group, Inc., which in turn is secured by a pledge over all of our assets and the assets of Katapult Group, Inc.

The Loan Agreement governing the New Revolving Facility includes restrictive covenants and financial maintenance covenants, which could restrict our operations or ability to pursue growth strategies or initiatives, including potential mergers and acquisitions opportunities. Failure to comply with these covenants could result in an acceleration of repayment of the indebtedness under the Loan Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Loan Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under the Loan Agreement are subject to certain restrictions. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives. The Loan Agreement contains certain financial covenants. In particular, (1) as of the end of each month, we must maintain certain minimum Trailing Three-Month Net Originations (as defined in the Loan Agreement) representing net lease costs of newly originated leases in the immediately trailing three calendar month period and (2) we must maintain minimum liquidity of at least $5.0 million in unrestricted cash and cash equivalents as of the last business day of any calendar week. These financial covenants are restrictive and failure to comply with these covenants would have a material adverse effect on our business, financial condition, and results of operations.

We have been in the past unable to comply with the financial covenants in the Loan Agreement and the financial covenants and certain reporting covenants in the 2019 Loan Agreement and may in the future be unable to comply with such covenants in the Loan Agreement, and we may from time to time fail to comply with (or breach) other covenants or requirements of the Loan Agreement. For example, as of each of July 31, 2025, August 31, 2025, September 30, 2025, October 31, 2025, November 30, 2025 and December 31, 2025, we were not in compliance with the Minimum Trailing Three-Month Originations covenant and the Lenders granted a waiver thereof in each case. We could continue fail to comply with such covenant or any other covenant or requirement of the Loan Agreement and trigger an additional event of default under the Loan Agreement. In such event, if we are unable to negotiate with our Lenders for a waiver or dispensation under the Loan agreement, we would not be able to borrow under the Loan Agreement and our Lenders would have the right to terminate the loan commitments under the Loan Agreement and accelerate repayment of all obligations under the Loan Agreement, which would become due and payable immediately, and such an event would have a material adverse effect on our business, results of operations and financial position. While the Lenders have previously granted the Company waivers of certain events of default under the 2019 Loan Agreement and the Loan Agreement there is no guarantee that they will be willing to do so in the future. In addition, the rights of the Lenders under the Loan Agreement are fully transferable and assignable and there is no guarantee that any transferee will be willing to grant any such waivers or have interests that align with the Company and its stockholders. In the event of default or upon maturity if we do not have sufficient liquid assets to repay amounts outstanding under the Loan Agreement, the Lenders have the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations. As a result, we would likely be unable to continue our operations, be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. These events would have a material adverse effect on our business, results of operations and financial position.

Risks Related to Our Business, Strategy and Growth

To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, we may not be able to do so effectively.

We may in the future seek to grow our business by exploring potential acquisitions or other strategic investments or alliances. We may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. If the Hawthorn Preferred Stock Exchange is not consummated, certain business combinations, share exchanges, reclassifications or other corporate actions involving the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock, as the case may be, will require the approval of the holders of a majority of the outstanding shares of such series of the Katapult Convertible Preferred Stock, voting as a separate class or classes, as the case may be, unless such events do not adversely affect the rights, preferences or voting powers of the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock, as the case may be, and this requirement may limit the terms we are able to offer in a potential acquisition or investment. We may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than we do. As a result of such competition, we may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that we deem attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous.

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

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 25% and 36% of our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into and do not represent revenue earned) for the years ended December 31, 2025 and 2024, respectively. Gross originations from Wayfair exclude transactions through KPay and only include transactions directly through the Wayfair waterfall platform. Our top ten direct merchants, which are merchants with whom we have a direct contractual arrangement, in the aggregate represented approximately 45% and 54% of our gross originations for the years ended December 31, 2025 and 2024, respectively. The loss of any of our significant merchant partners, and in particular the loss of Wayfair, would materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, a material modification in the merchant agreement with Wayfair or another significant merchant or changes in the prominence of our solution on a significant merchant’s website or prioritization of our solution in a significant merchant’s waterfall could adversely affect our business, results of operations, financial condition, and prospects.

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

We also depend on continued relationships with key partners that assist in obtaining and maintaining our relationships with merchants. There is a risk that e-commerce platforms with which we partner (such as Shopify, BigCommerce, WooCommerce, and Magento) may limit or prevent the Company from being offered as a payment option at checkout. We also face the risk that our key partners could become competitors of our business.

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

Unexpected changes to consumer behavior could cause our proprietary algorithms and decisioning tools used in approving customers to no longer be indicative of our customer’s ability to perform.

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

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, since we launched the app in late 2022, transactions that were completed using KPay have grown to represent 42% of our total gross originations for the year ended December 31, 2025. Approximately 62% of our 2025 gross originations started with an interaction in our Katapult App.

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

We provide an LTO financing option for qualified customers seeking to obtain durable goods from omnichannel and e-commerce merchants. If customers do not trust our brand or do not have a positive experience, they will not use our services. Consequently, our ability to retain customers and attract repeat business is highly dependent on our reputation among our existing customers and merchants. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive customer referrals that we receive and the number of new and repeat customers. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

If we are unable to attract new customers and retain and grow our relationships with our existing customers, or if attracting or retaining customers is not cost-efficient, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success depends on our ability to generate repeat use and increased gross originations from existing customers and to attract new consumers to our platform. Our ability to retain and grow our relationships with our customers depends on the willingness of customers to use our products and services, including our Katapult App and KPay. The attractiveness of our Katapult App to consumers depends upon, among other things, the number and variety of our merchants and the mix of products and services available through our platform, our brand and reputation, customer experience and satisfaction, trust and perception of the value we provide, technological innovation, and the services, products and customer decisioning standards offered by our competitors. If we fail to attract new customers to our platform, products and services, or if we do not continually expand usage, repeat customers and gross originations, our results of operations, financial condition, and prospects would be materially and adversely affected.

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our results of operations, financial condition, and prospects.

We operate in a highly competitive industry. We face competition from a variety of businesses and new market entrants, including competitors with LTO products for e-commerce goods and other types of digital payment platforms. We face competition from virtual LTO companies, e-commerce retailers (including those that offer layaway programs, other lending options or buy now, pay later programs), online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at online retailers, as well as with online rental stores that do not offer their customers a purchase option. These competitors may have significantly greater financial and operating resources, greater name recognition and more developed products and services, which may allow them to grow faster. Greater name recognition, or better public perception of a competitor’s reputation, may help the competitor take market share. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing strategy or lose business. Moreover, prime lenders may loosen their underwriting standards and provide credit to non-prime consumers, which would impact our gross origination as well as the credit quality of our customers and our business and results of operations. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share. Our business relies heavily on relationships with our merchants. Competitors undertaking these tactics could cause our merchants to cease to offer the Company’s products in favor of our competitors, or to offer our product and the products of our competitors simultaneously, which could slow growth in our business and limit or reduce profitability. Merchants could also develop their own in-house product that competes with our product. Furthermore, virtual LTO competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on merchant relationships that may prove to be more successful.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves its forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates, including the size of the virtual LTO market, and expectations about market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including our expectation with respect to the retail environment for home furnishings and other categories offered by our top merchant partners. Even if the markets in which we compete meet our size estimates and growth expectations, our business could fail to grow for a variety of reasons, which could adversely affect our results of operations.

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

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we build our own technology, using the latest in artificial intelligence and machine learning (“AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. See “Risks Related to Our Technology and Our Platform—We utilize AI/ML, which could expose us to liability or adversely affect our business” for more information. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources. In addition, our investment of resources to develop new products and technologies and make changes or updates to our platform may be insufficient. Our development efforts for these initiatives could divert capital and other resources from other growth initiatives important to our business. In addition, the product and technological enhancements that we introduce may not function as we intend or may not generate the benefits that we expect. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our customers and merchants, which could harm our ability to attract customers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to customers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and customer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and prospects could be materially and adversely affected.

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

We incurred net income of $1.4 million and net loss $25.9 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, our accumulated deficit was approximately $147.1 million. Our operating expenses decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024, largely due to our efforts to continue to diligently manage our expenses and incorporate efficiencies and productivity improvements in our business while investing in areas that drive growth (technology, revenue team and underwriting). Notwithstanding the foregoing, we may need to further increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

Pursuant to the Loan Agreement, we are required to use a designated loan processor to validate customer purchases for funding our New Revolving Facility and, thus, in the operation of our platform. The performance and accuracy of said loan processor is essential to our operations and is critical to ensuring that loans are appropriately and timely funded. We rely on the designated loan processor to ensure their systems, internal procedures, verification processes and facilities are protected against service interruptions, power or telecommunications failures, criminal acts, and similar events. We may be harmed if there is a delay, disruption, or error in loan validation. Further, if our arrangements with the designated loan processor is terminated, or if there is a lapse in service due to errors, we could experience interruptions in the provision of our leases. We may also experience increased costs and difficulties in funding leases or finding replacement loan providers or processors on commercially reasonable terms, on a timely basis, or at all.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited or potentially significantly deferred compared to such ability in the absence of an “ownership change.” We believe that the completion of the de-SPAC transaction in June 2021 triggered such an “ownership change” resulting in limitations on our use of tax attributes from prior to the de-SPAC transaction. As a result of such an “ownership change,” our ability to use our net operating loss carryforwards and other tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations. In addition, future transfers and transactions (including the pending Mergers and related transactions) that change the equity ownership of the company may trigger another “ownership change” and result in additional limitations on our ability to use our net operating loss carryforwards and other tax credits generated prior to the date of such “ownership change.” These limitations could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

Risks Related to Our Technology and Our Platform

We utilize AI/ML, which could expose us to liability or adversely affect our business.

We use AI/ML in many aspects of our business. Our AI/ML capabilities are a combination of internally developed proprietary models and third-party data and services. In particular, we use AI/ML to create models which provide data to assist in key aspects of our business, including fraud analysis, credit risk analysis, and product personalization. Our core decisioning technology including our proprietary decision engine, fraud propensity models, default propensity models, and our proprietary scoring system ("Zibby/Katapult Score") is developed and maintained internally by our engineering and data science teams. These internally developed models are trained on our own historical transactions, lease repayment performance data, as well as third-party data, and they power our real-time underwriting decisions, risk-based pricing engine and our patent-pending leasable product detection technology within Mobile app marketplace - Katapult Pay. In addition to our internal data and proprietary models, we rely on approximately 2,000 data elements from third-party providers to supplement the information collected directly from applicants. These third-party data sources include credit data providers, identity fraud check providers as well as digital identity intelligence and authentication platforms that assist in detecting and preventing payment fraud ensuring secure transactions. We also utilize third-party cloud infrastructure services, principally AWS, to host and operate our platform and we use certain third-party tools in areas such as marketing automation, customer engagement and collections.

Our reliance on third-party service providers, including cloud infrastructure providers and data vendors, exposes us to operational and strategic risks. If such providers experience outages, security incidents, contractual disputes, pricing changes, regulatory constraints, or discontinue services, our ability to deliver real-time underwriting decisions could be adversely affected.

There are significant risks involved in utilizing AI/ML and no assurance can be provided that our use of such AI/ML will enhance our products or services or produce the intended results. The AI/ML models that we use are trained using various data sets. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws and regulations, third-party intellectual property, privacy, or other rights, or contracts to which we are a party. AI/ML can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI/ML, could impair the acceptance of AI/ML solutions, including those incorporated in our products and services. If the AI/ML tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. Further, there can be no assurance that our use of AI/ML will result in our business or operations being more efficient or profitable or otherwise result in our intended outcomes. Moreover, our competitors or other third parties may incorporate AI/ML into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

Additionally, if any of our employees, contractors, consultants, vendors or service providers use any third-party AI/ML-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately obtain, maintain, protect, defend and enforce our intellectual property or other property rights, harming our competitive position and business. Any output created by us using AI/ML tools may not be subject to copyright protection, which may adversely affect our intellectual property and other proprietary rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns relating to AI/ML, any one of which may, among other things, lead us to limit the ways in which our AI/ML systems are trained and may affect our ability to develop our AI/ML-powered products and solutions. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI/ML tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI/ML, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, data privacy and security, publicity, contractual or other rights.

In addition, regulation of AI/ML is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI/ML and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI/ML is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy and security laws and regulations to AI/ML or are considering general legal frameworks for AI/ML. Increased regulatory scrutiny of AI/ML models, including model explainability, fairness, data privacy, and consumer protection requirements, could require us to make modifications to our models or processes, increase compliance costs, or restrict certain uses of these technologies. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI/ML technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI/ML.

Real or perceived software errors, failures, bugs, defects, or outages could adversely affect our business, results of operations, financial condition, and prospects.

Our platform and our internal systems rely on software that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to store, retrieve, manage and otherwise process immense amounts of data, including personal data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open-source software and other software we license in from third parties, especially when updates or new products or services are released.

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

We depend on our merchant partners, which generally accept most major credit cards and other forms of payment, to present our platform as a payment option and to integrate our platform into their website or in their store, such as by featuring our platform on their websites or in their stores and at checkout. The failure by our merchants to effectively present, integrate, and support our platform, or to effectively explain LTO transactions to potential customers, would have a material and adverse effect on our business, results of operations, financial condition, and prospects.

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

We rely on KPay enabled merchants to allow access to their stores through our Katapult App and our desktop and mobile websites.

We depend on KPay enabled merchants to continue to allow our customers to utilize our platform, including our websites and Katapult App, to access and buy goods at their stores. As a result, there can be no assurance that we will be able to continue to offer our customers access to any particular KPay enabled merchant. The loss of our ability to offer our customers access to KPay enabled merchants would have a material and adverse effect on our business, results of operations, financial condition, and prospects.
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, regulations and rules including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement. We are also subject to the rules and regulations promulgated under the authority of the FTC, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. Moreover, the United States Congress has considered, and will likely in the future consider, various proposals for more comprehensive data privacy and security legislation, to which we may be subject if passed.

Data privacy and security are also areas of increasing state legislative focus, and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and security. For example, the CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to opt-out of a business’s sharing of their personal information for targeted advertising purposes, and provides for civil penalties for violations and a private right of action for certain data breaches. The CCPA is indicative of a trend towards greater state-level regulation of data privacy and security in the United States. A number of other states have enacted, or are considering enacting, comprehensive data privacy and security laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to customers whose personal data has been disclosed as a result of a data breach. For additional information on data privacy and security laws, regulations and rules we are, or may in the future become, subject to, see the section titled “Business—Government Regulation.”

In addition, privacy advocates and industry groups have proposed, and may propose, data privacy and security standards with which we are legally or contractually bound to comply. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”), which requires companies that process payment card data to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in significant penalties or liability, litigation, loss of access to major payment card systems, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

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

Although we endeavor to comply with all applicable data privacy and security laws, regulations, rules, standards, and contractual obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely on may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable laws, regulations, rules, standards and contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class claims; damages); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

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

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and customers. For example, KPay utilizes a third-party payment processor, the interruption of which could cause a decrease in the performance, reliability and availability of KPay.

In addition, via KPay, certain leases are originated by our issuing bank partner and then disbursed to merchants via single-use virtual cards facilitated through our partnership with an issuer processor, Marqeta. This issuer processor issues single-use virtual cards through Sutton Bank, its issuing bank partner, which allow leases facilitated through our platform to be processed over the card network. Our agreement with Marqeta covers management of card issuance, processing, and managing of the Sutton Bank relationship as well as standard terms related to service level obligations, fees, intellectual property, privacy and security, confidentiality, and termination for cause with chance to cure and termination for convenience after extensive notice. Such leases facilitated through our platform can be used at merchants where we are not integrated at checkout, allowing consumers to complete purchases with virtual cards just as they would with a standard credit or debit card. In the event that our issuer processor or the issuing bank partner become unable or unwilling to facilitate the disbursements to merchants and we are unable to reach an agreement with another third-party partner, such loans would no longer be able to be facilitated through our KPay platform.

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

In addition, we source certain information from third parties. For example, our risk scoring model is based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties. In the event that any third-party from which we source information experiences a service disruption, whether as a result of maintenance, software bugs or failures, natural disasters, terrorism, other man-made problems, or data security breaches or other security incidents whether accidental or willful, or other factors, the ability to score and decision LTO applications through our platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants through our platform, which may adversely impact our business by negatively impacting our reputation and reducing our transaction volume.

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

We currently cooperate with Apple’s app store and a major Android app store based in the People’s Republic of China to distribute the Company’s app to users. As such, the promotion, distribution and operation of our application are subject to such distribution platforms’ standard terms and policies for application developers, which are subject to the interpretation of, and frequent changes by, these distribution channels. If these third-party distribution platforms change their terms and conditions in a manner that is detrimental to us, or refuse to distribute our application, or if any other major distribution channel with which we would like to seek collaboration refuses to collaborate with us in the future on commercially favorable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, including those relating to data privacy and security, or any failure to protect the information that we collect from our customers and merchants, including personal data, from cyber-attacks, data security breaches or other security incidents, or any such actual or perceived failure by our originating bank partners, may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate.

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

While we take precautions to prevent customer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of the LTO transactions facilitated through our platform.

There is risk of fraudulent activity associated with our platform, customers, and third parties handling customer information. Our resources, technologies, and fraud prevention tools may be insufficient to accurately detect and prevent fraud. We bear the risk of loss for LTO transactions facilitated through our platform. The level of fraud related charge-offs on the LTO transactions facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase.

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

Failure to adequately obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights could harm our business, operating results and financial condition.

Our business depends on intellectual property and proprietary technology and information, the protection of which is crucial to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights, including our proprietary technology, software, know-how, and brand.

Although we take steps to obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, reverse engineering, circumvention, infringement, misappropriation or other violation of our intellectual property and proprietary technology and information, including by third parties who may use our intellectual property or other proprietary rights to develop services that compete with ours. We may not be able to register or enforce all of our trademarks or other intellectual property and other proprietary rights, any of which may be challenged by others.

Further, we license certain technology, software, data and other intellectual property from third parties that are important to our business. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed intellectual property against infringing third parties or if the licensed intellectual property and other proprietary rights are found to be invalid or unenforceable.

We have in the past, and may in the future, be accused of infringing intellectual property and other proprietary rights of third parties which may materially and adversely affect our business, financial condition, and results of operations.

Third parties may claim that the technology used in the operation of our business infringes upon their intellectual property and other proprietary rights. For example, on September 30, 2024, FlexShopper filed a complaint against us in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges patent infringement and seeks an injunction as well as damages for alleged lost profits and willfulness. On November 24, 2025, the court granted plaintiff’s counsel’s motion to withdraw due to “irreconcilable differences” and gave the plaintiff until January 20, 2026 to find new counsel. On December 23, 2025, the plaintiff filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware. On March 3, 2026, FlexShopper was sold to ReadySett, LLC, a subsidiary of Snap Finance. We have not recorded any loss contingencies associated with this litigation as loss is not probable and the amount is not reasonably estimable as of December 31, 2025. We intend to vigorously defend this case, but we cannot be certain of the ultimate outcome of these legal proceedings. If FlexShopper prevails in this ongoing litigation, we could be enjoined or be ordered to pay significant damages, either of which would have a material and adverse impact on our business. Even if we ultimately prevail in the FlexShopper litigation or other such litigation, this type of litigation is time-consuming and costly to defend, resulting in the diversion of significant operational resources and potential changes to our business model. Our involvement in intellectual property disputes and any failure to adequately obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights may cause our business, operating results and financial condition to suffer. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

Our business is subject to extensive federal, state and local laws and regulations and an increased risk of regulatory actions as a result of the highly regulated nature of our industry and the focus of state and federal enforcement agencies on the LTO industry in particular. Any adverse change in applicable laws or regulations, the passage of unfavorable new laws or regulations, or the manner in which any applicable laws and regulations are interpreted or enforced could dictate changes to our business practices that may be materially adverse to the Company. Further, our transactions and operations are subject to various federal and state laws and regulations which may result in significant compliance costs as well as expose us to litigation. In particular, our rental-purchase transactions and the customer-facing operations related thereto, such as collections and marketing, are subject to various other federal, state and/or local consumer protection laws. These laws, as well as the rental-purchase statutes under which we operate, provide various remedies in connection with violations, including restitution and other monetary penalties and sanctions which in certain circumstances can be significant.

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

For information on the laws, regulations, rules, and standards we are, or may in the future become, subject to, and the associated risk to our business, see the section titles “Business—Government Regulation”

For information on data privacy and security laws, regulations, rules, standards and contractual obligations we are, or may in the future become, subject to, and the associated risks to our business, see the section titled “Risk Factors—Risks Related to Our Technology and Our Platform—We are subject to stringent and changing laws, regulations, rules, standards and contractual obligations related to data privacy and security, which could increase the cost of doing business, compliance risks and potential liability and otherwise negatively affect our operating results and business regulations.”

We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our businesses. A failure to correctly calculate and pay such taxes, or an unfavorable outcome on uncertain tax positions we may record from time to time, may result in substantial tax liabilities and a material adverse effect on several aspects of our performance.

The application of indirect taxes, such as sales tax, continues to be a complex and evolving issue, particularly with respect to the LTO industry generally and our virtual LTO business more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the LTO industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our business. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also may result in other adverse changes in or interpretations of existing sales, income and other tax regulations. Further, we may fail to allocate sales tax correctly which could result in over-reporting or under-reporting revenue and sales tax expense.

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

In addition, we may undergo tax audits in various jurisdictions in which we operate. Although we believe that our income tax provisions and accruals are reasonable and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits and any related litigation, could be materially different from our historical income tax provisions and accruals. The results of a tax audit or litigation could materially affect our operating results and cash flows in the periods for which that determination is made. In addition, future period net income may be adversely impacted by litigation costs, settlements, penalties and interest assessments.

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business.

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. See Note 11 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for more information. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business, including resulting in additional dilution if we are obligated to issue shares to settle all or a portion of such legal proceedings.

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

Operational Risks Related to Our Business

Uncertain market and economic conditions have had, and may in the future have, a material adverse effect on our business, results of operation, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including heightened geopolitical tensions, imposition tariffs, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the U.S. government’s introduction of trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions have had, and are expected to continue to have, global economic consequences. Any such volatility and disruptions may have a material adverse effect on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest, trade disruptions, potential tariff and trade wars, or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also adversely affect discretionary spending for non-prime customers, which could reduce demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition and share price.

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

Negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our platform or LTO platforms in general, effectiveness of our risk model, our ability to effectively manage and resolve complaints, our data privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, service providers, or others in our industry, the experience of customers and investors with our platform or services or LTO platforms in general, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform, which could harm our reputation and cause disruptions to our platform. For instance, in October 2020, a data breach broker purported to offer customer records from a number of companies, including us, for sale on a hacker forum. Although we determined with third party firms and our internal team that the compromised data did not include confidential proprietary or personal data, we cannot guarantee that this publicity or any similar publicity in the future will not have a negative effect on our business or reputation. Any such reputational harm could further affect the behavior of customers, including their willingness to utilize LTO programs through our platform or to make payments on their leases. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

Misconduct and errors by our employees, vendors, and service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, vendors, and other service providers. Our business depends on our employees, vendors, and service providers to process a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and LTO transactions that involve the use and disclosure of personally identifiable information and business information. We could be adversely affected if transactions were redirected, misappropriated, or otherwise improperly executed, personal and business information was disclosed to unintended recipients, or an operational breakdown or failure in the processing of other transactions occurred, whether as a result of human error, a purposeful sabotage or a fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal data and interact with customers and merchants through our platform is governed by various federal and state laws. If any of our employees, vendors, or service providers take, convert, or misuse funds, documents, or data, or fail to follow protocol when interacting with customers and merchants, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents, or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. For example, our operations are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Violations by our employees, contractors or agents of policies and procedures we have implemented to ensure compliance with these laws could subject us to civil or criminal investigations in the United States and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation. It is not always possible to identify and deter misconduct or errors by employees, vendors, or service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these occurrences could result in our diminished ability to operate our business, potential liability to customers and merchants, inability to attract future customers and merchants, reputational damage, regulatory intervention, and financial harm, which could negatively impact our business, results of operations, financial condition, and prospects.

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

Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees, is extremely intense. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. Our recent refinancing of our Blue Owl debt with more restrictive terms and conditions, has caused us to reduce expenses, in some cases, directly related to employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced engineering and technology personnel, as well as other qualified employees, our business, results of operations, financial condition, and prospects could be materially and adversely affected.

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
•future sales or issuances of our common stock (including upon the exercise of warrants, or upon conversion of the Katapult Convertible Preferred Stock) or other securities;
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
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, geopolitical conflict (including the conflict involving Russia and Ukraine and the conflicts in the Middle East), pandemics, acts of terrorism or responses to these events.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase now that we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. The increased costs will impact our financial position. These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits, higher retention levels, or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by its subsidiaries to it and such other factors as our board of directors may deem relevant. Holders of Katapult Convertible Preferred Stock are entitled to participate in and receive any dividends declared or paid on our common stock on an as converted basis, and no dividends may be paid to holders of our common stock unless full participating dividends are concurrently paid to holders of Katapult Convertible Preferred Stock, which may affect the amount and payment of any future dividends on shares of our common stock. In addition, our ability to pay dividends on our common stock is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness that we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2025, there were 273,853 shares of common stock available for future issuance under our 2021 equity incentive plan.

On November 3, 2025, we entered into certain registration rights agreements with Hawthorn pursuant to which we agreed to file a registration statement covering the resale of the shares of our common stock issuable upon conversion of the Katapult Convertible Preferred Stock.

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

On October 31, 2019, we entered into a warrant agreement, with FinServ Acquisition Corp., which entitles each warrant holder thereof to purchase 1/25th of a share of our common stock at a price of $287.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, Hawthorn currently owns warrants to purchase up to 160,000 shares of our common stock at an exercise price of $0.25 per share which are vested and 486,264 shares of our common stock at an exercise price of $0.01 per share which are vested.

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

Our Amended and Restated Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (3) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Amended and Restated Charter or our Amended and Restated Bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or its directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot refinance our indebtedness and adequately fund our operations.

We believe that we will not have sufficient cash available to repay our outstanding indebtedness if it were accelerated upon an event of default or at its scheduled maturity in December 2026 absent refinancing or extension. In addition, our credit facility contains financial covenants and future compliance with certain covenants may require additional waivers from the lender. There can be no assurance that we will be able to maintain compliance with these covenants or obtain such waivers. . As a result of these conditions, our auditors issued an opinion in connection with the audit of our financial statements for the fiscal year ended December 31, 2025 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The inclusion of an explanatory paragraph in the audit opinion regarding substantial doubt about our ability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relationships with third parties.

While we intend to refinance our indebtedness or otherwise extend, replace or refinance our credit facility prior to its maturity, there can be no assurance that we will be able to secure such financing or adequately fund our operations, and we may be forced to liquidate our assets or discontinue our operations. The values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. If we cannot continue as a going concern, our stockholders would likely lose most, if not all, of their investment in us.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

At Katapult, cybersecurity risk management is an integral part of our overall enterprise risk management program and information security protocols. Our cybersecurity risk management program is based on industry best practices and Center for Internet Security Critical Security Controls for handling cybersecurity threats and incidents, including threats and incidents associated with the use of internally developed applications and services provided by third-party service providers, and facilitate coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat or incident, identifying the source of a cybersecurity threat or incident including whether the cybersecurity threat or incident is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. Our cybersecurity team also engages third-party security experts for risk assessment and system enhancements. In addition, our cybersecurity team provides training to all employees throughout the year.

Our board of directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the audit committee of the board of directors. The audit committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and implement processes and programs designed to manage cybersecurity risks and mitigate cybersecurity incidents. The audit committee also reports material cybersecurity risks to our full board of directors. Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Technology Officer (“CTO”) who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. Our CTO and dedicated personnel are certified and experienced information systems security professionals and information security managers with over 15 years of experience and are certified information systems security professionals. Management, including the CTO and our cybersecurity team, regularly update the audit committee on the company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, third-party assessments of the company’s cybersecurity programs, developments in cybersecurity, learning and training activities and updates to the company’s cybersecurity programs and mitigation strategies.

In 2025, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity threat or incident. For more information about these risks, please see “Risk Factors —Risks Related to Our Technology and Our Platform” in this annual report on Form 10-K.

Item 2. Properties

Our principal executive offices are located at 5360 Legacy Drive, Building 2 Plano, Texas 75024, consisting of approximately 4,300 square feet. The lease expires on June 30, 2031, subject to our option to extend for five years. We believe that our facilities are adequate to meet our needs and future growth can be accommodated by leasing alternative or additional space if needed.
Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings. Refer to Note 11 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for a description of current legal proceedings.
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

Holders of Record

As of March 9, 2026, there were 147 holders of record of our common stock and the closing price of our common stock was $6.06 as reported on the Nasdaq and there were 17 holders of record of our warrants and the closing price of our Katapult Public Warrants was $0.0039 as reported on the Nasdaq. The actual number of stockholders and warrant holders is greater than this number of record holders, and includes stockholders and warrant holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders and warrant holders whose shares or warrants may be held in trust by other entities.

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

In connection with the issuance of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock during 2025, dividends accrue on the preferred stock in accordance with the terms of the respective preferred stock agreements. Such dividends are cumulative and are payable in-kind, subject to the terms and restrictions set forth in the preferred stock agreements. These dividend rights are contractual and are not dependent on the declaration of dividends on our common stock

Holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred are also entitled to participate in and receive any dividends declared or paid on the Katapult common stock on an as-converted basis, and no dividends may be paid to holders of Katapult common stock unless full participating dividends are concurrently paid to holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. For further information regarding the dividends rights of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, see Note 7 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2025, we issued the following unregistered securities:

•On December 13, 2025, we issued 29,793 shares of our common stock in connection with the settlement of a putative class action lawsuit captioned McIntosh v. Katapult Holdings, Inc., et al., filed in 2021 in the U.S. District Court for the Southern District of New York. The shares were issued as consideration in settlement of the litigation, and no cash proceeds were received by the Company. The issuance was approved by the applicable court following a hearing on the fairness of the settlement terms and was made in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “Katapult” refer to Katapult Holdings, Inc. and its subsidiaries.

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

OVERVIEW

We are a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime consumers. Our POS integrations and innovative mobile app, featuring KPay, make it easier for U.S. non-prime consumers unable to access traditional financing to spend responsibly and with confidence, easier for merchants to convert sales and grow, and easier for commerce to thrive.

Recent Developments

Pending Strategic Mergers with CCFI and Aaron’s

On December 11, 2025, we entered into the Merger Agreement pursuant to which CCFI and Aaron’s will become wholly owned subsidiaries of the Company, and the Company will remain a publicly traded entity. The Mergers, if completed, will create a premier omni-channel platform that provides non-prime consumers access to durable goods and a comprehensive suite of innovative financial solutions tailored to their specific needs. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Mergers. The Mergers are expected to close in the second quarter of 2026, following the receipt of the requisite stockholder and regulatory approvals and other customary closing conditions.

We expect the Mergers, if completed, to significantly affect our future capital structure. Immediately following the consummation of the Mergers, the existing Katapult stockholders, CCFI equity holders, and Aaron’s equity holders, on a fully diluted basis, are expected to hold approximately 6.0%, 79.9%, and 14.1%, respectively, of the issued and outstanding shares of the combined company.

Refer to “Risk Factors” in Item 1A of Part I of this Annual Report for further discussion about the risks related to the Mergers.

Key Performance Metrics

We regularly review several metrics, including the following U.S. GAAP and non-GAAP key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Gross Originations

We measure gross originations to assess the growth trajectory and overall size of our lease portfolio. We define gross originations as the retail price of the merchandise associated with lease-purchase agreements entered into during the period through our platform. Gross originations do not represent revenue earned but are a leading indicator of forecasted revenue and is a useful operating metric for investors as it provides insight into the volume of transactions that take place on our platform.

Revenue is recognized over a period of time subsequent to the gross origination (on average over an 8 month period). Historically, we recognized approximately 70-75% of revenue from gross originations two quarters after the quarter in which the origination occurred.

The following tables present gross originations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
Gross Originations	$278,462	$237,311	$41,151	17.3%

Gross originations through KPay represented 42% and 32% of gross originations during the years ended December 31, 2025 and 2024, respectively.

Wayfair represented 25% and 36% of gross originations for the years ended December 31, 2025 and 2024, respectively. The gross originations from Wayfair exclude transactions through KPay and only include transactions directly through the Wayfair waterfall platform.

Total Revenue

Total revenue represents the sum of rental revenue and other revenue. We record rental revenue in accordance with ASC 842, Leases, with revenue being recorded when earned and cash is collected. Other revenue is recorded in accordance with ASC 606, Revenue from Contracts with Customers, with revenue being recorded as performance obligations are satisfied. See “—Results of Operations" section below for total revenue amounts.

Historically, our revenue is typically strongest during the first quarter primarily due to higher gross originations during the fourth quarter holiday season. Our first quarter revenue is also positively impacted by the federal and state income tax refunds that our customers receive in the first quarter which, in the past, has led to our customers more frequently exercising the early purchase option on their lease agreements. Revenue was highest in the third quarter driven by the strong growth of gross originations in the first half of 2025. Adverse and other events that occur could have a disproportionate effect on our financial results throughout the year.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before interest expense and other fees, transaction related costs, stock-based compensation expense, debt refinancing costs, depreciation and amortization on property and equipment and capitalized software, litigation and settlement expenses, provision for impairment of leased assets, interest income, gain on extinguishment of term loan and settlement of derivative liability, net, and change in fair value of derivative liability and warrants. Transaction-related costs consist primarily of professional fees incurred and retention bonus costs in connection with the Mergers.

We believe that adjusted EBITDA provides a meaningful understanding of our operating performance. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net income (loss).

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Year Ended December 31, 2025 compared to Year Ended December 31, 2024:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue
Rental revenue	$287,161	$243,978	$43,183	17.7%
Other revenue	4,600	3,216	1,384	43.0%
Total revenue	291,761	247,194	44,567	18.0%
Cost of revenue	240,158	201,423	38,735	19.2%
Gross profit	51,603	45,771	5,832	12.7%
Operating expenses:
Servicing costs	4,710	4,589	121	2.6%
Underwriting fees	3,204	2,304	900	39.1%
Professional and consulting fees	8,167	5,201	2,966	57.0%
Technology and data analytics	6,113	7,170	(1,057)	(14.7%)
Compensation costs	17,867	20,076	(2,209)	(11.0%)
General and administrative	11,242	10,866	376	3.5%
Litigation and settlement expenses	813	3,666	(2,853)	(77.8%)
Total operating expenses	52,116	53,872	(1,756)	(3.3%)
Loss from operations	(513)	(8,101)	7,588	(93.7%)
Gain on extinguishment of term loan and settlement of derivative liability, net	5,120	—	5,120	—%
Interest expense and other fees	(20,552)	(18,851)	(1,701)	9.0%
Interest income	197	1,163	(966)	(83.1%)
Change in fair value of derivative liability and warrants	17,432	17	17,415	NM
Income (loss) before income taxes	1,684	(25,772)	27,456	(106.5%)
Provision for income taxes	(319)	(143)	(176)	123.1%
Net income (loss)	$1,365	$(25,915)	$27,280	(105.3%)
Accumulated undeclared dividends on series A and B preferred stock	(1,922)	—	(1,922)	— %
Net loss attributable to common stockholders	$(557)	$(25,915)	$25,358	(97.9%)

Weighted average common shares outstanding - basic and diluted	5,027	4,347	680	15.6%

Net loss per common share attributable to common stockholders - basic and diluted	$(0.11)	$(5.96)	$5.85	(98.2%)

Revenue

Total revenue is comprised of rental revenue and other revenue. Rental revenue is recognized in the period it is earned and cash is collected. Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships, and is recognized as performance obligations are satisfied.

The increase in total revenue of $44.6 million, or 18.0%, during the year ended December 31, 2025 as compared to the same period in 2024 was primarily a result of gross origination growth becoming more efficient and healthy customer collections. We saw gross origination growth in 2025 primarily as a result of our Katapult App featuring KPay, which we launched in the third quarter of 2022 and growth from our direct merchants. Write-offs as a percentage of total revenue were 9.6% and 9.2% during the years ended December 31, 2025 and 2024 , respectively, and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

Cost of Revenue

Cost of revenue consists primarily of depreciation expense related to property held for lease, accelerated depreciation for impairment of property held for lease, accelerated depreciation of early lease-purchase options (buyouts), payment processing fees, and other costs associated with offering lease-purchase transactions to customers.

The increase in cost of revenue of $38.7 million, or 19.2%, for the year ended December 31, 2025 as compared to 2024 was a result of higher gross origination growth and capitalized property held for lease. The increase in property held for lease and historical lease portfolio collection patterns impacted the associated depreciation expense, which includes accelerated depreciation for early lease-purchase options (buyouts), and accelerated depreciation for impairment charges related to property held for lease. As depreciation expense is accelerated for buyouts and impairment, the cost of sales is greater earlier in the property held for lease asset life. As a result, in periods of high gross origination growth with higher rates of property held for lease additions, cost of sales will be disproportionately higher as compared to revenue growth.

Gross Profit

The increase in gross profit of $5.8 million, or 12.7%, for the year ended December 31, 2025 as compared to 2024 was due primarily to higher gross originations year-over-year and healthy customer collections.

Operating Expenses

Operating expenses primarily consist of servicing costs, underwriting fees, professional and consulting fees, technology and data analytics expense, compensation costs, general and administrative expense and litigation and settlement expenses. Servicing costs include permanent and temporary call center support. Underwriting fees primarily consist of data costs related to inputs for customer underwriting models. Professional and consulting fees include corporate legal, transaction related costs and accounting costs. Transaction related costs consist of professional fees and other expenses incurred in connection with the Mergers. Technology and data analytics expense includes technology costs and salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Compensation costs consist primarily of payroll and related costs and stock-based compensation. General and administrative expenses include insurance, occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. Litigation and settlement expenses consist of agreed upon settlement amounts that are probable and estimable and associated legal fees.

The decrease in total operating expenses of $1.8 million, or 3.3%, for the year ended December 31, 2025 as compared to 2024 was primarily due to lower litigation and settlement expenses of $2.9 million, and lower stock-based compensation expense of $2.1 million, partially offset by an increase of $3.0 million of transaction related costs related to the Mergers included in professional and consulting fees for the year ended December 31, 2025 as compared to 2024.

Gain on Extinguishment of Term Loan and Settlement of Derivative Liability

The Company recognized a gain of $5.1 million for the year ended December 31, 2025 related to extinguishment of term loans and settlement of the associated derivative liability, including the write-off of unamortized debt discount and issuance costs. No such gain or loss was recognized in 2024. See Note 6 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for more details.

Interest Expense and Other Fees

Interest expense increased $1.7 million for the year ended December 31, 2025 as compared to 2024. The increase in interest expense for the year ended December 31, 2025 was primarily attributable to higher average outstanding principal balances under the Existing and New Revolving Facility as well as changes in the Company’s debt structure associated with the refinancing completed in June 2025. These increases were partially offset by a decline in the average Secured Overnight Financing Rate (“SOFR”) rate during the year.

Change in Fair Value of Derivative Liability and Warrants

The Company recognized a gain of $17.4 million for year ended December 31, 2025 compared to an immaterial change in 2024. The gain was primarily driven by the remeasurement of the Company’s derivative liability and warrant liabilities to fair value. These adjustments are non-cash in nature and reflect changes in the estimated fair value of these instruments at each reporting date. See Note 12 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for more details.

Net Income (Loss)

As a result of the factors discussed above, the Company generated net income of $1.4 million for the year ended December 31, 2025 compared to a net loss of $(25.9) million for the year ended December 31, 2024.

Net Loss Attributable to Common Stockholders.

Net loss attributable to common stockholders was $(0.6) million for the year ended December 31, 2025 compared to $(25.9) million for the year ended December 31, 2024. Although the Company generated net income in 2025, net income attributable to common stockholders was reduced by $1.9 million of accumulated undeclared dividends on the Company’s Series A and Series B Convertible Preferred Stock, which are deducted in calculating net income (loss) per share attributable to common stockholders.

Accumulated Undeclared Dividends on Series A and Series B Convertible Preferred Stock

Accumulated undeclared dividends on the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were $1.9 million for the year ended December 31, 2025. The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock accrue cumulative dividends at the contractual rates specified in the applicable Certificate of Designations, and are recognized as a liability when declared by the Board of Directors. As of December 31, 2025, no dividends were declared and thus the accumulated undeclared dividends were deducted in calculating net income (loss) attributable to common stockholders. No such dividends were recorded in 2024. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K

Net Loss Attributable to Common Stockholders Per Share — Basic and Diluted

Net loss per share attributable to common stockholders, basic and diluted, was $(0.11) for the year ended December 31, 2025 compared to $(5.96) for the year ended 2024.

Non-GAAP Financial Measures

In addition to gross profit and net income (loss), which are measures presented in accordance with U.S. GAAP, we believe that adjusted gross profit, adjusted EBITDA, adjusted net income (loss) and fixed cash operating expenses provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted gross profit, adjusted EBITDA, adjusted net income (loss) and fixed cash operating expenses are supplemental measures of our performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted gross profit, adjusted EBITDA and adjusted net income (loss) should not be considered as substitutes for U.S. GAAP metrics such as gross profit, operating income (loss), net income (loss), or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

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

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses related to lease originations, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. The reconciliations of gross profit to adjusted gross profit for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Total revenue	$291,761	$247,194
Cost of revenue	240,158	201,423
Gross profit	51,603	45,771
Less:
Servicing costs	4,710	4,589
Underwriting fees	3,204	2,304
Adjusted gross profit	$43,689	$38,878

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance.

The reconciliations of net income (loss) to adjusted EBITDA for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Net income (loss)	$1,365	$(25,915)
Add back:
Interest expense and other fees	20,552	18,851
Transaction related costs	4,931	—
Stock-based compensation expense	3,693	5,759
Debt refinancing costs	1,489	—
Depreciation and amortization on property and equipment and capitalized software	1,228	1,219
Litigation and settlement expenses	813	3,666
Provision for impairment of leased assets	738	2,227
Provision for income taxes	319	143
Interest income	(197)	(1,163)
Gain on extinguishment of term loan and settlement of derivative liability, net	(5,120)	—
Change in fair value of derivative liability and warrants	(17,432)	(17)
Adjusted EBITDA	$12,379	$4,770

Adjusted Net Loss

Adjusted net loss is a non-GAAP financial measure that is defined as net income (loss) before transaction related costs, stock-based compensation expense, debt refinancing costs, litigation and settlement expenses, gain on extinguishment of term loan and settlement of derivative liability, net, and change in fair value of derivative liability and warrants. The reconciliations of net income (loss) to adjusted net loss for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Net income (loss)	$1,365	$(25,915)
Add back:
Transaction related costs	4,931	—
Stock-based compensation expense	3,693	5,759
Debt refinancing costs	1,489	—
Litigation and settlement expenses	813	3,666
Gain on extinguishment of term loan and settlement of derivative liability, net	(5,120)	—
Change in fair value of derivative liability and warrants	(17,432)	(17)
Adjusted net loss	$(10,261)	$(16,507)

Fixed Cash Operating Expenses

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less variable lease costs such as servicing costs and underwriting fees, transaction related costs, stock-based compensation expense, debt refinancing costs, depreciation and amortization on property and equipment and capitalized software, and litigation and settlement expenses. We believe fixed cash operating expenses illustrates our controllable ongoing expenses.

The reconciliations of operating expenses to fixed cash operating expenses for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Operating expenses	$52,116	$53,872
Less:
Servicing costs	4,710	4,589
Underwriting fees	3,204	2,304
Transaction related costs	4,931	—
Stock-based compensation expense	3,693	5,759
Debt refinancing costs	1,489	—
Depreciation and amortization on property and equipment and capitalized software	1,228	1,219
Litigation and settlement expenses	813	3,666
Fixed cash operating expenses	$32,048	$36,335

LIQUIDITY & CAPITAL RESOURCES (dollars in thousands)

The Company’s financing generally consists of cash generated from leases and borrowings under its revolving line of credit (“RLOC”), which is fully collateralized by the Company’s assets. Restricted cash consists primarily of customer lease payments received in a collection account pending release by the Company's lender. Restrictions are released on a weekly basis pursuant to completion of waterfall and borrowing base requirements.

Our revenue and operating results depend significantly on gross originations, which is defined as the retail price of the merchandise associated with lease-purchase agreements entered into during the period. Gross originations are a leading indicator of potential revenue streams. Revenue is recognized over a period of time subsequent to the gross origination date (on average over 8 months). As gross originations increase, the Company may require additional borrowings under the New Revolving Facility to fund growth in property held for lease.

The following table presents cash used in operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$16,552	$28,811
Net cash provided by (used in):
Operating activities	(11,933)	(32,569)
Investing activities	(1,105)	(1,303)
Financing activities	19,966	21,613
Cash, cash equivalents and restricted cash at end of period	$23,480	$16,552

Net cash used in operating activities decreased by $20.6 million in 2025 compared to 2024, primarily driven by improved net income (loss), adjusted for non-cash charges, and higher spending on property held for lease, partially offset by changes in working capital, including accrued liabilities and litigation-related balances.

Net cash used in investing activities decreased by $0.2 million in 2025 compared to 2024, primarily due to lower capitalized software additions.

Net cash provided by financing activities decreased by $1.6 million in 2025 compared to 2024, primarily due to the $35.1 million repayment of the New Term Loan, lower borrowings and higher principal repayments under the RLOC resulting in a $26.0 million reduction in net financing inflows, and a $5.3 million increase in debt issuance costs. These outflows were partially offset by $65.0 million of proceeds from the issuance of Convertible Preferred Stock in 2025.

The New Revolving Facility provides total commitments of $110 million and matures on December 4, 2026. As the maturity date falls within twelve months of the issuance date of these financial statements and the Company does not have sufficient cash on hand to repay the outstanding borrowings at maturity absent refinancing or extension, the upcoming maturity raises substantial doubt about the Company’s ability to continue as a going concern.

The New Revolving Facility contains financial covenants, and as of December 31, 2025, the Company was in compliance with all such covenants; however, future compliance with certain covenants may require additional waivers from the lender, and there can be no assurance that such waivers will be obtained.

Management intends to refinance, extend, or replace the New Revolving Facility prior maturity and continues to work closely with the Lender; however, there can be no assurance that such refinancing or extension will be completed on acceptable terms or at all.

Financing Arrangements

For additional information on our loan obligations under the Loan Agreement, see Note 6 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K.
Pledge and Guaranty

Borrowings under the New Revolving Facility are secured by substantially all of the Company’s assets and the equity interests of certain subsidiaries.

Contractual Obligations and Commitments

Refer to the descriptions of our material cash commitments, financing arrangements, and contractual obligations outlined below within the following notes to our consolidated financial statements.

See Note 6 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for future payments on the Company's debt facility, including outstanding borrowings and the applicable interest rate.

See Note 11 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for litigation related liabilities and timing of expected future payments.

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

Rental Revenue Recognition

Lease-purchase agreements, which comprise the majority of total revenue, fall within the scope of ASC 842, Leases, under lessor accounting and revenue is recognized in the period it is earned and cash is collected. Property held for lease is leased to customers pursuant to lease-purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early lease-purchase option (buyout), or by completing all lease renewal payments, generally over 12 or 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty, in accordance with the lease term. Amounts received from customers who elect early lease-purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the period in which the revenue is earned. Rental revenue also includes an initial agreed-upon amount for executing customer lease-purchase agreements. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the lease term.
Revenues from leases that originated from merchants with a direct or waterfall integration are generally recorded net of sales taxes as sales tax is collected from each customer's lease payment and a sales tax payable is recorded for remittance to the respective state in accordance with the rules of each tax jurisdiction. For KPay transactions, all sales tax is paid by the Company upon purchase of the goods and is recorded in the cost basis of the capitalized property held for lease. Revenue is recognized for leases originating through KPay in the period it is earned and cash is collected.

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

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income (loss). As of December 31, 2025, no accrued interest or penalties are included on the related tax liability line on the consolidated balance sheet.

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

Fair Value of Convertible Preferred Derivative Liability

The Company’s Convertible Preferred Derivative represents a critical accounting estimate due to the significant estimation uncertainty and judgment required in determining its fair value and the potential for material impact on the Company’s results of operations. As discussed in Note 7 – Mezzanine Equity and Note 12 – Fair Value Measurements to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K, in connection with the issuance of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock on November 3, 2025, the Company bifurcated a compound embedded derivative related to the contingent redemption and conversion features of the preferred stock. The Convertible Preferred Derivative is recorded as a derivative liability and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

The fair value of the Convertible Preferred Derivative is determined using a “with-and-without” valuation methodology that incorporates significant unobservable inputs, including expected time to liquidity, expected volatility of the Company’s common stock, risk-free interest rates, dividend rate, discount rate, and the probability and timing of potential redemption or conversion events. Because these inputs are not directly observable in the market and require significant management judgment, the Convertible Preferred Derivative is classified as Level 3 within the fair value hierarchy.

The fair value of the Convertible Preferred Derivative is sensitive to changes in the Company’s common stock price, expected volatility, and assumptions regarding liquidity or redemption events. As the derivative liability is remeasured at each reporting date, changes in these assumptions may result in material non-cash gains or losses in future periods.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included within Part II, Item 8 contained in this Annual Report on Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.

Smaller Reporting Company

As of December 31, 2025, we are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the fair value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the fair value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

In connection with the Loan Agreement, the New Revolving Facility accrues interest at a rate per annum equal to SOFR, subject to a 3% floor and an applicable credit adjustment spread of 0.10%, plus 7.00% per annum. As of December 31, 2025, the interest rate on our RLOC was 11.5%.

The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of December 31, 2025 and 2024. A 100 basis point change in interest rates would cause our RLOC to change by approximately $0.8 million.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Katapult Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the impending maturity of the Company’s credit facility and uncertainty about the Company’s ability to meet financial covenant requirements of the credit facility over a forward-looking period raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation and impairment of property held for lease
As described further in Note 3 to the consolidated financial statements, the Company recorded $163.0 million of depreciation expense for property held for lease, $37.6 million of depreciation for early lease purchase options (buyouts), and $28.6 million of depreciation for impaired leases for the year ended December 31, 2025. As described further in Note 2 to the consolidated financial statements, depreciation for property held for lease is an estimate that is determined by the Company using an income forecasting method, where the property held for lease is depreciated in the proportion of expected rents received to expected total rents to be received. The Company also provisions for future impairment on leases, which is an estimate that is determined by the Company based on its expectation of leases that will default prior to the completion of the full lease term. The Company’s expectations are developed based on its historical patterns of customer payments when an item is leased for the full lease duration, historical patterns of lease impairment, and historical patterns of lease buyouts. We identified depreciation and impairment of property held for lease as a critical audit matter.

The principal consideration for our determination that depreciation and impairment of property held for lease is a critical audit matter is that management’s model used to determine expectations of customer payments, lease impairments, and lease buyouts requires complex auditor judgment in evaluating the reasonableness of depreciation and impairment of property held for lease.

Our audit procedures related to the depreciation and impairment of property held for lease included the following, among others:

•We tested historical customer payments, buyouts, and lease impairment data for completeness and accuracy.
•We tested the existence of the leased property by vouching the cost basis of the leased property to bank statements and through review of a selection of customer lease contracts.
•We analyzed the historical customer payments, buyouts, and lease impairment data in evaluating the reasonableness of the Company’s recorded estimate of depreciation and impairment of property held for lease.

Fair value of derivative liability
As described further in Notes 7 and 12 to the consolidated financial statements, on November 3, 2025, the Company issued 35,000 shares of Series A Convertible Preferred Stock and 30,000 shares of Series B Convertible Preferred Stock (collectively, the “Katapult Convertible Preferred Stock”). The Katapult Convertible Preferred Stock includes embedded features that require bifurcation and are accounted for as a compound derivative which is recorded at its estimated fair value at issuance and is remeasured at its estimated fair value at each reporting date. The estimated fair value of the derivative liability recorded at the issuance date was $31.0 million and the estimated fair value of the derivative liability remeasured at December 31, 2025 was $13.6 million, resulting in a change in fair value of $17.4 million recognized in earnings during the year ended December 31, 2025. The fair value of the derivative liability was determined by management’s specialist using a “with and without” scenario methodology whereby the fair value of the Katapult Convertible Preferred Stock with the embedded features, which was determined using a binomial lattice price model, was compared to the fair value of the Katapult Convertible Preferred Stock without the embedded features, which was determined using a discounted cash flows model. The models incorporate significant unobservable inputs. We identified the fair value of the derivative liability as a critical audit matter.

The principal consideration for our determination that the fair value of the derivative liability is a critical audit matter is that the fair value estimate is complex and incorporates significant unobservable inputs that required use of management’s judgments, which required the assistance of those with specialized skills and knowledge in evaluating the reasonableness of management’s judgments.

Our audit procedures related to the fair value of the derivative liability included testing management’s process for developing significant judgments used in the fair value estimate with the assistance of professionals with specialized skills and knowledge, amongst other procedures.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania
March 11, 2026

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$22,432	$3,465
Restricted cash	1,048	13,087
Property held for lease, net of accumulated depreciation and impairment (Note 3)	73,691	67,085
Prepaid expenses and other current assets	4,257	6,731
Deferred financing costs, net	3,802	—
Total current assets	105,230	90,368
Property and equipment, net	163	253
Security deposits	15	91
Capitalized software and intangible assets, net	2,119	2,076
Right-of-use assets, non-current	339	383
Total assets	$107,866	$93,171
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,891	$1,491
Accrued liabilities (Note 5)	17,701	17,372
Accrued litigation settlement (Note 11)	750	2,199
Unearned revenue	4,883	4,823
Revolving line of credit, net (Note 6)	78,727	82,582
Term loan, net (Note 6)	—	30,047
Lease liabilities	51	179
Derivative liability (Note 12)	13,600	—
Total current liabilities	117,603	138,693
Other liabilities	45	828
Lease liabilities, non-current	392	444
Total liabilities	118,040	139,965
MEZZANINE EQUITY
Series A Convertible Preferred Stock, $.0001 par value; 35,000 shares authorized, issued, and outstanding as of December 31, 2025; stated value $1,000 per share; liquidation preference of $36.0 million.	11,308	—
Series B Convertible Preferred Stock, $.0001 par value; 30,000 shares authorized, issued, and outstanding as of December 31, 2025; stated value $1,000 per share; liquidation preference of $30.9 million.	16,601	—
Total mezzanine equity	27,909	—
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value; 250,000,000 shares authorized; 4,750,258 and 4,446,540 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	109,003	101,657
Accumulated deficit	(147,086)	(148,451)
Total stockholders' deficit	(38,083)	(46,794)
Total liabilities, mezzanine equity and stockholders' deficit	$107,866	$93,171
See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024

Revenue
Rental revenue	$287,161	$243,978
Other revenue	4,600	3,216
Total revenue	291,761	247,194
Cost of revenue	240,158	201,423
Gross profit	51,603	45,771
Operating expenses:
Servicing costs	4,710	4,589
Underwriting fees	3,204	2,304
Professional and consulting fees	8,167	5,201
Technology and data analytics	6,113	7,170
Compensation costs	17,867	20,076
General and administrative	11,242	10,866
Litigation and settlement expenses	813	3,666
Total operating expenses	52,116	53,872
Loss from operations	(513)	(8,101)
Gain on extinguishment of term loan and settlement of derivative liability, net	5,120	—
Interest expense and other fees	(20,552)	(18,851)
Interest income	197	1,163
Change in fair value of derivative liability and warrants	17,432	17
Income (loss) before income taxes	1,684	(25,772)
Provision for income taxes	(319)	(143)
Net income (loss)	$1,365	$(25,915)
Accumulated undeclared dividends on Series A and B Preferred Stock	(1,922)	—
Net loss attributable to common stockholders	$(557)	$(25,915)

Weighted average common shares outstanding - basic and diluted	5,027	4,347

Net loss per common share attributable to common stockholders - basic and diluted	$(0.11)	$(5.96)
See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
(amounts in thousands)

	Mezzanine Equity		Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	—	4,074	—	94,544	(122,536)	(27,992)
Stock options exercised	—	—	45	—	211	—	211
Vesting of restricted stock units	—	—	163	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(47)	—	(613)	—	(613)
Stock-based compensation expense	—	—	—	—	5,759	—	5,759
Issuance of shares due to litigation settlement	—	—	212	—	1,756	—	1,756
Net loss	—	—	—	—	—	(25,915)	(25,915)
Balances at December 31, 2024	—	—	4,447	—	101,657	(148,451)	(46,794)
Stock options exercised	—	—	2	—	8	—	8
Vesting of restricted stock units	—	—	192	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(59)	—	(594)	—	(594)
Stock-based compensation expense	—	—	—	—	3,693	—	3,693
Repurchase of 2023 and 2025 Blue Owl Warrants	—	—	—	—	(6,162)	—	(6,162)
Issuance of shares due to litigation settlement	—	—	168	—	1,504	$—	1,504
Issuance of 2025 Blue Owl Warrants in connection with the Loan Agreement	—	—	—	—	3,934	—	3,934
Issuance of warrants in connection with the Hawthorn Agreement	—	—	—	—	4,963	—	4,963
Issuance of Series A convertible preferred stock in connection with the Hawthorn Agreement	35,000	11,308	—	—	—	—	—
Issuance of Series B convertible preferred Stock in connection with the Hawthorn Agreement	30,000	16,601	—	—	—	—	—
Net income	—	—	—	—	—	1,365	1,365
Balances at December 31, 2025	65,000	$27,909	4,750	$—	$109,003	$(147,086)	$(38,083)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,365	$(25,915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	164,313	140,636
Depreciation for early lease purchase options (buyouts)	37,671	29,061
Depreciation for impaired leases	28,652	24,962
Change in fair value of derivative liability, warrants, and other	(17,381)	(256)
Stock-based compensation	3,693	5,759
Gain on extinguishment of term loan and settlement of derivative liability, net	(5,120)	—
Amortization of debt discount	3,002	3,104
Amortization of debt issuance costs, net	2,410	220
Accrued PIK interest expense	3,291	1,440
Amortization of right-of-use assets	183	318
Changes in operating assets and liabilities:
Property held for lease	(236,014)	(201,189)
Prepaid expenses and other current assets	2,288	(2,053)
Litigation insurance reimbursement receivable	—	5,000
Accounts payable	400	588
Accrued liabilities	129	(6,775)
Accrued litigation	(695)	(7,055)
Lease liabilities	(180)	(288)
Unearned revenues	60	(126)
Net cash used in operating activities	(11,933)	(32,569)
Cash flows from investing activities:
Purchases of property and equipment	(34)	(54)
Additions to capitalized software	(1,147)	(1,249)
Other assets and security deposits	76	—
Net cash used in investing activities	(1,105)	(1,303)
Cash flows from financing activities:
Proceeds from New and Existing Revolving Facilities	21,968	34,421
Principal repayments on New and Existing Revolving Facilities	(25,999)	(12,406)
Repayment of term loan and repurchase of warrants	(35,070)	—
Payments of issuance costs related to debt and preferred stock	(5,347)	—
Repurchases of restricted stock	(594)	(613)
Proceeds from issuance of Convertible Preferred Stock and warrants	65,000	—
Proceeds from exercise of stock options	8	211
Net cash provided by financing activities	19,966	21,613
Net increase (decrease) in cash, cash equivalents and restricted cash	6,928	(12,259)
Cash, cash equivalents and restricted cash at beginning of period	16,552	28,811
Cash, cash equivalents and restricted cash at end of period	$23,480	$16,552

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,693	$13,709
Cash paid for income taxes	$106	$226
Cash paid for operating leases	$275	$359

Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants to purchase common stock in connection with debt refinancing	$3,934	$—
Issuance of common stock in connection with litigation settlements	$1,505	$1,756
Issuance of New Term Loan derivative liability in connection with debt refinancing	$3,558	$—
Debt issuance costs accrued but not yet paid	$200	$—
Extinguishment of Existing Term Loan	$32,654	$—
See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business— Katapult Holdings, Inc.(“Katapult” or the “Company”) is a technology driven lease-to-own ("LTO") platform that integrates with omnichannel retailers and e-commerce platforms to power the purchasing of everyday durable goods for underserved U.S. non-prime consumers. Through the Company's POS integrations and innovative mobile app (the “Katapult App”) featuring Katapult Pay® (“KPay”) consumers who may be unable to access traditional financing can shop a growing network of merchants.
The Company experiences moderate seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, revenue is strongest during the first quarter primarily due to higher gross originations during the fourth quarter holiday season. First quarter revenue is also impacted by the federal and state income tax refunds that customers receive, which in the past, has led to our customers more frequently exercising the early purchase option on their lease agreements. Adverse events that occur could have a disproportionate effect on our financial results throughout the year.
Subsidiaries— The consolidated financial statements of Katapult includes the accounts of the Company and its wholly owned subsidiaries Katapult Intermediate Holdings LLC (formerly known as Keys Merger Sub 2, LLC), a Delaware limited liability company formed in December 2020, Katapult Group, Inc. (formerly known as Cognical, Inc.), a Delaware corporation incorporated in March 2012, Katapult SPV-1 LLC, a Delaware limited liability company formed in March 2019, Katapult SPV-2 LLC, a Delaware limited liability company formed in 2025, Katapult Intermediate Holdings I, LLC, a Delaware limited liability company formed in December 2025, Katapult Intermediate Holdings II, LLC, a Delaware limited liability company formed in December 2025, Katapult Intermediate Holdings III, LLC, a Delaware limited liability company formed in December 2025, Katapult Merger Sub 1 Inc., a Delaware corporation incorporated in December 2025 and Katapult Merger Sub 2, LLC, a Delaware limited liability company formed in December 2025. Legacy Katapult was incorporated in the state of Delaware in 2016. Katapult Group originates all of the Company's lease agreements with customers.
Basis of Presentation— The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company had no items of other comprehensive income (loss) for the periods presented; accordingly, net income (loss) equals comprehensive loss in our consolidated statement of operations, and accumulated other comprehensive income (loss) was zero as of December 31, 2025 and 2024 in our consolidated balance sheets.

Pending Mergers with CCFI and Aaron’s

On December 11, 2025, Katapult entered into that certain Merger Agreement with CCF Holdings LLC (“CCFI”), Aaron’s Intermediate Holdco, Inc. (“Aaron’s”), and two wholly owned indirect subsidiaries of Katapult, Katapult Merger Sub 1, Inc. (“Merger Sub 1”) and Katapult Merger Sub 2, LLC (“Merger Sub 2”). The Merger Agreement provides that, subject to the conditions set forth therein, Merger Sub 1 will merge with and into Aaron’s, and Merger Sub 2 will merge with and into CCFI, (collectively, the “Mergers”). As a result of the Mergers, CCFI and Aaron’s will become wholly owned indirect subsidiaries of Katapult.

Immediately prior to the effective times of the Mergers, CCFI MIP Equity, and the Aaron’s MIP Units will be contributed to and exchanged for shares of $0.0001 par value Katapult common stock pursuant to the terms of the Merger Agreement and related contribution and exchange agreements. CCFI MIP Equity will be exchanged for 11,011,927 shares of Katapult common stock. Aaron’s MIP Units will be exchanged for 943,580 shares of Katapult common stock

At the effective times of the respective Mergers, the outstanding equity interests of CCFI and Aaron’s, with specified exceptions, will be converted into the right to receive shares of Katapult common stock in the aggregate amounts set forth in the Merger Agreement. The aggregate equity interests of CCFI will be collectively converted solely into the right to receive an aggregate of 58,516,558 shares of Katapult common stock, inclusive of the 11,011,927 shares from the contribution of CCFI MIP Equity, of which 244,146 shares will be subject to the CCFI Warrants that are outstanding. The aggregate equity interests of Aaron’s will be collectively converted solely into the right to receive an aggregate of 11,369,237 shares of Katapult common stock, inclusive of the 943,580 shares from the contribution of Aaron’s MIP Units. Following completion of the Mergers, the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
existing Katapult stockholders, CCFI unitholders and Aaron’s stockholders are expected to hold approximately 6.0%, 79.9% and 14.1%, respectively, of the issued and outstanding shares (on a fully diluted basis) of the combined organization. Consummation of the Mergers, which is currently anticipated to occur during the second quarter of 2026, is subject to a number of customary closing conditions, including (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the registration statement on Form S‑4 relating to the shares of Katapult common stock to be issued in the Mergers, (iii) the approval of the stockholders and equityholders of each of Katapult, CCFI and Aaron’s, (iv) approval for listing of the shares of Katapult common stock to be issued in the Mergers on Nasdaq, (v) the absence of certain legal impediments, and (vi) the accuracy of the parties’ representations and warranties and compliance with the covenants set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, certain equityholders of Katapult, CCFI and Aaron’s entered into voting and lock‑up arrangements and certain equityholders of CCFI and Aaron’s entered into a stockholders agreement addressing governance and board composition following the closing of the Mergers. In addition, Katapult entered into a Second Amendment to its Loan Agreement to permit the transactions contemplated by the Merger Agreement and release Katapult from certain guaranty and lien obligations in connection with the corporate reorganization steps contemplated by the Mergers. The Merger Agreement includes a termination fee of $1.5 million payable by Katapult under certain circumstances. For further information, see Note 11 Commitments and Contingencies.

Katapult also entered into the Hawthorn Side Letter with Hawthorn Horizon Credit Fund, LLC (“Hawthorn”) related to the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock described in Note 7, and warrants transferred to Hawthorn as described in Note 6. The Hawthorn Side Letter states that immediately prior to the Mergers, Hawthorn will exercise all outstanding warrants for Katapult’s common stock, and Katapult will repurchase all outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (the “Hawthorn Preferred Stock Exchange”). Refer to Note 7 for further discussion.

In connection with the pending Mergers, the Company has incurred $4.2 million of expenses for the year ended December 31, 2025 related to legal and other advisory fees and retention bonus costs, $3.0 million of which are included within “Professional and consulting fees” and $1.2 million retention bonus costs of which are included within “Compensation costs” in our consolidated statements of operations and comprehensive income (loss).

The Company cannot reasonably estimate the full financial impact of the Mergers until closing has occurred.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of December 31, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of outstanding gross accounts receivable or total revenue during the years ended December 31, 2025 and 2024. Customer leases with the Company’s largest merchant, Wayfair Inc., represented more than 10% of our total revenue for the years ended December 31, 2025 and 2024.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Cash and Cash Equivalents— As of December 31, 2025 and 2024, cash consists primarily of checking and savings deposits. The Company holds certain cash equivalents, which consist of highly liquid investments with original maturities of three months or less at the time of purchase.
Restricted Cash— The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of December 31, 2025 and 2024 consists primarily of customer lease payments received into a collection account pending release by the Company’s lender. Restrictions are released on a weekly basis pursuant to completion of waterfall and borrowing base requirements. All of the Company’s restricted cash is classified as current due to its short-term nature of the restrictions.
The reconciliation of cash, cash equivalents and restricted cash is as follows:

	December 31,
	2025	2024

Cash and cash equivalents	$22,432	$3,465
Restricted cash	1,048	13,087
Total cash, cash equivalents and restricted cash	$23,480	$16,552
Property Held for Lease, Net of Accumulated Depreciation and Impairment— Property held for lease consists of furniture, mattresses, customer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to customers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The duration of the aggregated leases are typically 12 or 18 months. The average customer continues to lease the property for approximately 8 months because the customer either exercises the early lease-purchase option (buyout) or terminates the lease-purchase agreement prior to the end of the 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the consolidated balance sheets.

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
Capitalized Software—The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed, and it is probable that the project will be completed and used for its intended

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Capitalized software cost is included within the capitalized software and intangible assets, net line item of our consolidated balance sheets. Amortization of capitalized software is included in general and administrative expenses in our consolidated statements of operations and comprehensive income (loss).

Debt Issuance Costs— Costs incurred in connection with the issuance of the Company’s revolving line of credit (“RLOC”) and senior secured term loan ("Term Loan") have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. The amortization of the Term Loan issuance costs utilizes the effective interest method, and the amortization of the RLOC debt issuance costs utilizes the straight-line method, which is not materially different compared to the effective interest method. The amortization of debt issuance costs is recorded and included in interest expense and other fees in our consolidated statements of operations and comprehensive income (loss).

Embedded Derivatives and Hybrid Instruments— The Company evaluates debt and equity instruments issued to determine whether such instruments contain embedded features that require bifurcation and separate accounting as derivatives under ASC 815, Derivatives and Hedging. In performing this evaluation, the Company assesses whether the embedded feature is clearly and closely related to the host instrument and, for hybrid instruments such as preferred shares, whether the hybrid instrument is remeasured at fair value through earnings.

The Company bifurcates embedded derivatives from the host instrument for measurement purposes when certain criteria are met. Bifurcation is required when (i) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, (ii) a separate instrument with the same terms would qualify as a derivative instrument, and, for hybrid instruments, (iii) the instrument is not otherwise required to be remeasured at fair value, with changes in fair value recognized in earnings.

If bifurcation is required, the embedded derivative is initially recorded at fair value and subsequently remeasured at fair value each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss).

The Company also evaluates whether freestanding financial instruments meet the definition of a derivative and whether such instruments should be classified as liabilities or equity in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Contracts in Entity’s Own Equity.

Mezzanine Equity— The Company classifies preferred stock and other financial instruments as mezzanine equity when such instruments are redeemable at the option of the holder or upon the occurrence of events that are not solely within the Company’s control. Mezzanine equity instruments are presented outside of stockholders’ equity on the consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 480-10-S99 and related SEC guidance. The Company evaluates the classification of such instruments at issuance and upon the occurrence of any modification or triggering event.

Rental Revenue— Lease-purchase agreements, which comprise the majority of total revenue, fall within the scope of ASC 842, Leases, under lessor accounting and revenue is recognized in the period it is earned and cash is collected. Property held for lease is leased to customers pursuant to lease-purchase agreements with an initial term: typically one week, two weeks, or one month, with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day promotional pricing option, an early lease-purchase option (buyout), or by completing all lease renewal payments, generally over 12 or 18 months. On any current lease, customers have the option to terminate the agreement at any time without penalty, in accordance with the lease term. Amounts received from customers who elect early lease-purchase options (buyouts) are included in rental revenue. Lease payments received prior to their due dates are deferred and recorded as unearned revenue and are recognized as rental revenue in the period in which the revenue is earned. Rental revenue also includes an initial agreed-upon amount for executing customer lease-purchase agreements. Payments are received upon submission of the applications and execution of the lease-purchase agreements. Services are considered to be rendered and revenue earned over the lease term.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Revenues from leases that originated from merchants with a direct or waterfall integration are generally recorded net of sales taxes as sales tax is collected from each customer’s lease payment and a sales tax payable is recorded for remittance to the respective state. For KPay transactions, all sales tax is paid by the Company upon purchase of the goods and is recorded in the cost basis of the capitalized property held for lease. Revenue is recognized for leases originating through KPay in the period it is earned and cash is collected.

Other Revenue— Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships. The sale of property held for lease is considered recurring and ordinary in nature to the Company’s business, and as such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. The payment terms require a fixed amount paid upfront by the third-party buyer based on a negotiated percentage of the collectible value of the unpaid balance of the delinquent leases being sold and is not subject to future adjustments or recourse provisions. Revenue from such sales is recognized at the point in time when control of the remaining unpaid delinquent lease balances and lease agreements are transferred to the third party buyer, which occurs upon execution of the sale agreement and receipt of consideration. Other revenue of $4.6 million and $3.2 million was recognized for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation— In accordance with ASC 718, Stock Compensation, compensation expense related to stock-based awards are measured and recorded based on the fair value of those awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. The Company historically used the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock option awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The Company has not issued any stock options for the years ended December 31, 2025 and 2024, respectively. Forfeitures are accounted for as they are incurred.
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

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income (loss). As of December 31, 2025 and 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.
Net Income (Loss) Per Share— The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income (loss) attributable to common stockholders reflects net income (loss) adjusted for accumulated undeclared dividends on the Company’s preferred stock, including the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, for which no liability is recognized on the balance sheet.

Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss attributable to

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
common stockholders, diluted net income (loss) per share equals basic net income (loss) per share, as the inclusion of potentially dilutive securities would be anti-dilutive. The Company reported net loss attributable to common stockholders for the years ended December 31, 2025 and 2024, respectively.
Fair Value Measurements— Certain assets and liabilities are measured at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs are unobservable inputs for the asset or liability and are used when observable inputs are not available.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

Advertising— The Company expenses advertising costs as incurred. Total advertising costs were $1.5 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, and are classified within operating expenses in the consolidated statements of earnings.

Recently Adopted Accounting Pronouncements— In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about the reportable segments’ significant expenses on an interim and annual basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07 was adopted during the fourth quarter of 2024. Refer to Note 13, Segment Reporting.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU will improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. As of December 31, 2025, the Company adopted this new ASU and it only impacts the Company’s income tax disclosures with no impact to its operations, cash flows, or financial condition. Refer to Note 9, Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted— In November 2024, the FASB issues ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This update is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2024-03.

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
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT

Property held for lease, net of accumulated depreciation and impairment consists of the following:

	December 31,
	2025	2024
Property held for lease	$192,015	$300,603
Less: accumulated depreciation and impairment	(118,324)	(233,518)
Property held for lease, net	$73,691	$67,085
The table below details the cost of revenue for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Depreciation expense for property held for lease over the lease term	$163,085	$139,416
Depreciation for early lease purchase options (buyouts)	37,671	29,061
Depreciation for impaired leases	28,652	24,962
Other (1)	10,750	7,984
Total cost of revenue	$240,158	$201,423
(1) Other consists mainly of payment processing fees, incentives, and other lease related costs.

4.CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET

Capitalized software and intangible assets, net consists of the following:

	December 31,
	2025	2024
Capitalized software	$3,692	$4,794
Domain name	16	16
	3,708	4,810
Less: accumulated amortization	(1,589)	(2,734)
Capitalized software and intangible assets, net	$2,119	$2,076
Amortization expense for capitalized software and intangible assets of $1,104 and $1,092 was recognized for the years ended December 31, 2025 and 2024, respectively, which is included in general and administrative expenses in our consolidated statements of operations and comprehensive income (loss).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The following table summarizes estimated future amortization expense of capitalized software, exclusive of software not yet placed in service, as of December 31, 2025:

Year	Future Amortization Expense of Capitalized Software
2026	954
2027	643
2028	129
$1,726
As of December 31, 2025 and 2024, $377 and $410 of capitalized software was not yet placed in service, respectively, and such amounts are excluded from the table above.
5.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	December 31,
	2025	2024
Bonus accrual	$4,183	$4,205
Sales tax payable	7,134	8,608
Unfunded lease payable	2,457	2,447
Interest payable	24	248
Other accrued liabilities	3,903	1,864
Total accrued liabilities	$17,701	$17,372
6.DEBT & LIQUIDITY
On May 14, 2019, Katapult SPV-1 LLC, as borrower (“Katapult SPV-1” or the “Borrower”), and Katapult Group, Inc. (f/k/a Cognical, Inc.) (“Holdings”) and the Company (as joined by certain Ninth Amendment and Joinder dated as of December 4, 2020) entered into a Loan Security Agreement (the “2019 Loan Agreement”) with Midtown Madison Management, LLC (“Midtown”) as agent for various funds of Atalaya Capital Management (“Atalaya”), for a revolving line of credit (“RLOC”). In September 2024, Atalaya was acquired by Blue Owl Capital Inc (“Blue Owl”). The RLOC initially had a commitment of $125 million which the Lenders had the right to increase to $250 million.
In connection with an amendment to the 2019 Loan Agreement entered into on December 4, 2020, Atalaya also provided the Company with a senior secured term loan (“Term Loan”) with commitments of up to $50 million. The full $50 million was drawn on December 4, 2020. The Term Loan bore interest at London Interbank Offered Rate (“LIBOR”) plus 8.0% (subject to a 1.0% LIBOR floor) and an additional 3.0% interest per annum accrued to the principal balance as paid-in-kind (“PIK”) interest.
The 2019 Loan Agreement contained certain financial covenants, including Minimum Adjusted EBITDA, Minimum Tangible Net Worth, Minimum Liquidity and compliance with a Total Advance Rate. The 2019 Loan Agreement also contained customary affirmative and negative covenants. The negative covenants limited the Company’s ability to, among other things, incur additional indebtedness, pay dividends, redeem stock or make other distributions, amend our material agreements, make investments, create liens, transfer or sell collateral, make negative pledges, consolidate or merge, dispose of substantially all of assets, or enter into certain transactions with affiliates. Certain early repayments of the Term Loan were subject to prepayment penalties.
Amendments and Waivers to the 2019 Loan Agreement
On March 6, 2023, the Company entered into the 15th Amendment to the 2019 Loan Agreement (“15th Amendment”). The maturity dates of the RLOC and the Term Loan were extended from December 4, 2023 to June 4, 2025 and commitments under the RLOC were reduced from $125 million to $75 million. The PIK interest rate on the Term Loan was (A) revised to 4.5% if Liquidity exceeded $25 million, or (B) 6.0% if Liquidity was below $25 million. .The spread on the RLOC increased from 7.5% to 8.5%, while the Term Loan spread remained unchanged at 8.0%. Effective April 1, 2023, the benchmark rate for the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
RLOC and the Term Loan transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”), subject to a 3.0% floor and a fixed credit adjustment spread of 0.10%. As of December 31, 2025, the interest rate on the RLOC was 11.5%. The Term Loan was fully repaid on November 3, 2025.

In connection with the 15th Amendment, the Company repaid $25 million of outstanding principal under the Term Loan and issued a warrant to purchase up an aggregate of 160,000 shares of common stock at an exercise price of $0.25 per share, which vested in September 2023 and March 2024 (collectively, the “First Warrants”).

The 15th Amendment also updated certain financial covenants.

On April 24, 2024, the Company entered into the 16th Amendment to the 2019 Loan Agreement (“16th Amendment”), pursuant to which Midtown granted waivers of specified defaults related to accounting errors that resulted in the restatement of the Company’s previously issued financial statements and updated certain financial covenants.

On November 21, 2024, the Company entered into the 17th Amendment to the 2019 Loan Agreement (“17th Amendment”), which increased RLOC commitments from $75 million to $90 million. In addition, Midtown was permitted, in their discretion, to provide up to $10 million of additional RLOC advances.

On February 20, 2025, the Company entered into the 18th amendment to the 2019 Loan Agreement (“18th Amendment”), which updated certain financial covenants and waived defaults related to prior borrowing base certificates.

On May 14, 2025, the Company entered into the Limited Waiver and Amendment Agreement to the 2019 Loan Agreement (“19th Amendment”). Pursuant to the 19th Amendment, the Lenders granted the Company a limited waiver through June 4, 2025, the existing maturity of the 2019 Loan Agreement, of certain Existing Defaults, including those related to (i) Liquidity, the Total Advance Rate and Tangible Net Worth (each as defined in the 2019 Loan) not meeting applicable thresholds required by the 2019 Loan Agreement, (ii) the inclusion of going-concern explanatory language or opinions in the auditor’s report accompanying the Company’s audited financial statements for the fiscal year ended December 31, 2024, and (iii) certain technical reporting requirements with respect to the Borrowing Base Certificates (as defined in the 2019 Loan Agreement) (the “Waiver”).

Amended and Restated Loan Agreement

On June 12, 2025, Katapult SPV-1, LLC, Katapult Group, Inc., the Company, Midtown Madison Management LLC, as agent, and the lenders party thereto (the “Lenders”) entered into an Amended and Restated Loan and Security Agreement (“2025 Loan Agreement”), which amended and restated the 2019 Loan Agreement in full.

The 2025 Loan Agreement is secured by substantially all of the assets of the Borrower, Katapult Group, Inc. and the Company, subject to customary exceptions. Katapult Group, Inc. and the Company guarantee the obligations of the Borrower under the 2025 Loan Agreement. The rights of the Lenders under the Loan Agreement are fully transferable and assignable.

New Revolving Facility

The 2025 Loan Agreement provides for an amended and upsized revolving credit facility (“New Revolving Facility”), which represents a continuation of the revolving credit facility under the 2019 Loan Agreement (“Existing Revolving Facility”), with initial commitments of $110 million, including $20 million of new commitments. All outstanding RLOC advances under the 2019 Loan Agreement were automatically converted into RLOC advances under the New Revolving Facility upon effectiveness of the 2025 Loan Agreement. Advances under the New Revolving Facility are limited to the lesser of (i) $110 million or (ii) a specified advanced rate applied to eligible leases pledged as collateral under the Loan Agreement. The New Revolving Facility matures on December 4, 2026.

Borrowings under the New Revolving Facility bear interest at a term SOFR-based rate, subject to a 3.0% floor and a 0.10% credit adjustment spread, plus 7.0% per annum.

New Term Loan

The 2025 Loan Agreement also provided for an amended term loan facility (“New Term Loan”) with an initial principal amount of $32.7 million, representing a cashless conversion of the outstanding term loan under the 2019 Loan Agreement (the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
“Existing Term Loan”). The New Term Loan did not amortize and bore interest at 18.0% per annum, accruing as PIK interest. The New Term Loan was fully repaid on November 3, 2025.

The 2025 Loan Agreement contains certain financial covenants, each as defined in the 2025 Loan Agreement, including Minimum Trailing Three-Month Net Origination levels, Minimum Liquidity and compliance with a Term Advance Rate, as well as customary affirmative and negative covenants.

During 2025, the Company did not comply with the Minimum Trailing Three-Month Net Origination covenant. The Lender granted a series of limited waivers during 2025 related to compliance with this covenant, including a Limited Waiver and First Amendment dated November 2, 2025. As a result of these waivers, the Company was in compliance with all covenants as of December 31, 2025. See Note 14 Subsequent Events for additional information regarding subsequent waivers received after December 31, 2025.

New Term Loan Conversion Feature

The New Term Loan initially included a conversion feature permitting certain lenders to convert outstanding principal into shares of the Company’s common stock upon the occurrence of specified events. The conversion price was based on the greater of a fixed price per share or a discounted volume-weighted average price over a specified trading period, subject to adjustments. The maximum number of shares issuable upon conversion was 21,413,548 shares based on the contractual terms.

In accordance with ASC 815, the Company evaluated the embedded conversion feature (“New Term Loan Derivative”) at issuance and determined that bifurcation was required. The conversion feature was initially measured at its estimated fair value of $3.6 million on the issuance date, with a corresponding discount recorded to the New Term Loan. The New Term Loan Derivative was subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss).

The New Term Loan was prepaid in full prior to any conversion, and the embedded conversion feature expired unexercised upon repayment of the debt. The New Term Loan Derivative was derecognized in connection with the extinguishment of the New Term Loan.

Warrants Issued in Connection with the Financing

In connection with the 2025 Loan Agreement, the Company issued warrants to purchase up to 486,264 shares of common stock at an exercise price of $0.01 per share (the “Second Blue Owl Warrants”). The Second Blue Owl Warrants expire on June 12, 2032 and are subject to customary anti-dilution adjustments. The First Warrants and Second Blue Owl Warrants are collectively referred to as (the “Katapult Private Warrants”).

The Company concluded that the Second Blue Owl Warrants qualified for equity classification under ASC 815-40 and recorded the warrants at their estimated fair value of $3.9 million in additional paid-in capital at issuance.

Accounting Treatment and Extinguishment

On June 12, 2025, the Company accounted for the refinancing of the Existing Term Loan as an extinguishment under ASC 470. The carrying value of the Existing Term Loan was derecognized, and the New Term Loan was recorded in accordance with its contractual terms. Any difference between the carrying value of the Existing Term Loan and the amount recorded for the New Term Loan was recognized in earnings. As a result of the June 12, 2025 refinancing, the Company recognized a loss on extinguishment of $1.0 million.

On November 3, 2025, the Company used proceeds from the issuance of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to repay and extinguish the New Term Loan. Upon extinguishment, the Company derecognized the related derivative liability and wrote off the unamortized debt discount and deferred financing costs.

In connection with the Preferred Stock issuance, the Katapult Private Warrants that were previously issued to Blue Owl were assigned to Hawthorn. The Company accounted for this as a reacquisition of the warrants from Blue Owl and a subsequent reissuance to Hawthorn. In accordance with ASC 505-30, a portion of the consideration paid to Blue Owl in connection with the extinguishment of the New Term Loan was allocated to the reacquired warrants based on their relative fair value, resulting in a $6.2 million reduction to additional paid-in capital. Similarly, $5.0 million of the $63.9 million net proceeds from the

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
issuance of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock was allocated to the reissued warrants based on their relative standalone fair value at issuance.

In connection with the November 3, 2025 repayment of the New Term Loan and derecognition of the related derivative liability, the Company recognized a gain of $6.2 million.

In total, the Company recognized a net gain on extinguishment of term loan and settlement of derivative liability of $5.1 million for the year ended December 31, 2025. The Company did not recognize a gain or loss on extinguishment for the year ended December 31, 2024.

Revolving Credit Facilities

As of December 31, 2025, the Company had $78.7 million outstanding principal under the New Revolving Facility at an 11.5% interest rate. As of December 31, 2024, the Company had $82.8 million outstanding principal under the Existing Revolving Facility at a 13.1% interest rate.

A reconciliation of outstanding principal to the carrying amounts is as follows:

	New Revolving Facility	Existing Revolving Facility
	December 31,	December 31,
	2025	2024
Principal balance	$78,727	$82,758
Less: Unamortized issuance costs	—	(176)
Total carrying amount	$78,727	$82,582

Issuance costs are amortized over the life of the New and Existing Revolving Credit Facility. Amortization of debt discount and issuance costs is included in interest expense and other fees in the consolidated statements of operations and comprehensive income (loss). Debt issuance costs on the New Revolving Facility are included in deferred financing costs, net on the December 31, 2025 consolidated balance sheet. The unamortized issuance costs total $3.8 million as of December 31, 2025.

Amortization expense related to the New Revolving Facility debt discount and issuance costs and Existing Revolving Facility issuance costs was $2.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Term Loan

As of December 31, 2025, the New Term Loan had been fully repaid and extinguished. As of December 31, 2024, the Company had $25 million outstanding principal under the Existing Term Loan at an interest rate of 18.6%.

A reconciliation of the outstanding principal to carrying amount is as follows:

Existing Term Loan
December 31,
2024
Principal balance	$25,000
PIK	6,780
Less: Unamortized debt discount and issuance costs	(1,733)
Total carrying amount	$30,047
Amortization of debt discount and issuance costs is included in interest expense and other fees in the consolidated statements of operations and comprehensive income (loss). Amortization expense related to the New Term Loan and Existing Term Loan debt discount and issuance costs was $3.0 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Pursuant to the Pledge Agreement, dated as of May 14, 2019, between Katapult Group, Inc. (f/k/a Cognical, Inc.) and Midtown Madison Management, LLC, Katapult Group, Inc. pledged and granted a first priority security interest in all equity interests of the Borrower and any investment property and general intangibles evidenced by or related to such membership interests. Pursuant to the Corporate Guaranty and Security Agreement, dated as of December 4, 2020, by and among Katapult Group, Inc., Legacy Katapult and Midtown Madison Management, LLC, Katapult and Katapult Group, Inc. have granted a first priority security interest in all of their respective assets and Katapult and Katapult Group, Inc. guarantee payment of all obligations of the Borrower under the 2019 Loan. In connection with the Loan Agreement, the respective obligations under each of the Pledge Agreement and Corporate Guaranty and Security Agreement were reaffirmed and all references to the 2019 Loan in each such agreement thereafter were deemed to refer to the Loan Agreement.
Liquidity & Going Concern
The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The New Revolving Facility matures on December 4, 2026, which is within one year after the date these financial statements are issued. The Company does not have sufficient cash on hand to repay the outstanding balance of the facility at maturity absent refinancing or extension. As of December 31, 2025, the Company was in compliance with all financial covenants under the New Revolving Credit Facility. Future compliance with certain financial covenants may require additional waivers from the lender, and there can be no assurance that such waivers will be obtained. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company plans to continue to work closely with the Lender and intends to refinance, extend, or replace the New Revolving Credit Facility prior to its maturity; however, there can be no assurance that such refinancing or extension will be completed on acceptable terms or at all.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Borrowings on the New Revolving Credit Facility are classified as current liabilities in the December 31, 2025 consolidated balance sheet.
7.MEZZANINE EQUITY

Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

On November 3, 2025 (“Initial Issue Date”), the Company issued 35,000 shares of $0.0001 par value Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 30,000 shares of $0.0001 par value Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock,” and together with the Series A Preferred Stock, the “Katapult Convertible Preferred Stock”) to Hawthorn at a price of $1,000 per share for cash consideration of $65.0 million in the aggregate. Issuance costs of $0.6 million and $0.5 million were incurred in connection with the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively. Additionally, the warrants previously issued to Blue Owl (as described in Note 6) were reissued to Hawthorn as part of the transaction, allowing Hawthorn to purchase up to an aggregate of 646,264 shares of the Company’s common stock at an exercise price per share of $0.01.

The Company classifies the Katapult Convertible Preferred Stock as mezzanine equity as the Katapult Convertible Preferred Stock is not mandatorily redeemable but is redeemable upon the occurrence of events not within the Company’s control as described below. There was no remeasurement of the Katapult Convertible Preferred Stock at December 31, 2025 as the Company concluded the events upon which the Katapult Convertible Preferred Stock become redeemable are not considered probable to occur.

Additionally, as discussed in Note 1, the Company executed the Hawthorn Side Letter with Hawthorn related to the pending Mergers with CCFI and Aaron’s. In accordance with the Hawthorn Side Letter, all outstanding shares of Katapult Convertible Preferred Stock immediately prior to the Mergers will be automatically redeemed in accordance with the provisions described in Redemption Rights below, payable by the issuance of a new debt instrument by the Company.

After giving effect to $1.1 million of issuance costs, the Company received net proceeds of $63.9 million on the Initial Issuance Date. The net proceeds were allocated among (i) the Series A Convertible Preferred Stock, (ii) the Series B Convertible

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Preferred Stock, and (iii) the warrants issued to Hawthorne at the instruments relative fair value on Initial Issue Date. From the value allocated to the Series A and Series Convertible Preferred Stock, the company bifurcated the compound embedded derivative at its estimated fair value on Initial Issue Date. Of the total net proceeds, $11.3 million was allocated to the Series A Preferred Stock, $16.6 million was allocated to the Series B Preferred Stock, $31.0 million was allocated to the compound derivative liability (the “Convertible Preferred Derivative”), and $5.0 million was allocated to the warrants.

The warrants issued to Hawthorn were evaluated under ASC 815-40 and determined to qualify for equity classification as they are indexed to the Company’s own stock and do not contain cash settlement provisions. Accordingly, the warrants were recorded at their allocated fair value within additional paid-in capital

In accordance with ASC 815, Derivatives and Hedging, the contingent redemption feature and the conversion feature of the Katapult Convertible Preferred Stock represent a compound embedded derivative (the “Convertible Preferred Derivative”) that was bifurcated from the host preferred stock and accounted for separately as a derivative liability. The Convertible Preferred Derivative was initially measured at its issuance-date fair value and is presented separately on the consolidated balance sheet.

The derivative liability is subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings within “Change in fair value of derivative liability and warrants” in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, the Convertible Preferred Derivative was remeasured at a fair value of $13.6 million and the Company recognized a gain of $17.4 million due to change in fair value. See Note 12 for fair value measurement related to the derivative liability.

As of December 31, 2025, there were 35,000 shares of Series A Convertible Preferred Stock and 30,000 shares of Series B Convertible Preferred Stock issued and outstanding.

Liquidation Rights

Each share of Katapult Convertible Preferred Stock has a stated liquidation preference of $1,000 per share, plus accumulated and unpaid dividends, to the extent not included in liquidation preference. The Katapult Convertible Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions upon liquidation, winding up, or dissolution, with the Series B Convertible Preferred Stock ranking senior to the Series A Convertible Preferred Stock. As of December 31, 2025, the Series A Preferred Stock and the Series B Preferred Stock had liquidation preference totals of $36.0 million and $30.9 million, respectively.

Voting Rights

Holders of the Series A Convertible Preferred Stock are generally entitled to vote with holders of common stock on an as‑converted basis on all matters submitted to stockholders, subject to applicable conversion and ownership limitations. Holders of the Series B Convertible Preferred Stock have no general voting rights except as required by law. However, certain actions including amendments, modifications or repeals to the certificate of incorporation that adversely affect the series, creation or issuance of senior or parity securities, changes to authorized shares of the series, and certain business combinations require the separate approval of a majority of the outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, voting as separate classes.

Dividend Rights

The Katapult Convertible Preferred Stock accrues cumulative dividends at an annual rate of 18% from the Initial Issue Date until the later of (i) the date of stockholder approval contemplated by Nasdaq listing rules with respect to conversion issuances in excess of applicable limitations (“Preferred Stock Investment Stockholder Approval” and (ii) the Company’s 2026 Annual Meeting of Stockholders, and 12% thereafter. The dividend rate will increase by 1% if the Preferred Stock Investment Stockholder Approval is not obtained by the date of the Company’s first annual or special meeting of stockholders following the Initial Issue Date during the period from such deadline until the Preferred Stock Investment Stockholder Approval is obtained, if at all. Dividends may be paid in cash at the Company’s election; if not paid in cash, such dividends are added to the liquidation preference.

Holders of the Katapult Convertible Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Katapult common stock on an as-converted basis, and no dividends may be paid to holders of Katapult common stock

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
unless full participating dividends are concurrently paid to holders of the Katapult Convertible Preferred Stock. The Company recognizes dividends as a liability when declared. As of December 31, 2025, the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock had accumulated undeclared dividends of $1.0 million and $0.9 million, respectively.

Conversion Rights

The Katapult Convertible Preferred Stock is convertible into shares of the Company’s common stock, in whole or in part, at the option of the holder. The initial conversion price is $12.32 per share of common stock for the Series A Convertible Preferred Stock and $11.39 per share of common stock for the Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock conversion rate is the greater of (a) 81.16883 shares of common stock per $1,000 of liquidation preference and (b) a rate based on a 30‑trading‑day average price formula described in the certificate of designations. The Series B Convertible Preferred Stock conversion rate is 87.7963 shares of common stock per $1,000 of liquidation preference.

Based on the applicable conversion rates and liquidation preferences as of December 31, 2025, 5.6 million shares of common stock would be issuable upon conversion. The number of shares issuable upon conversion is also affected by customary anti‑dilution adjustments and by increases in liquidation preference from dividends not paid in cash.

Conversion is subject to ownership and issuance limitations prior to obtaining the Preferred Stock Investment Stockholder Approval, including a cap designed to prevent issuance of shares in excess of Nasdaq’s 19.99% limitation absent stockholder approval.

The Company may, at its option, after the second anniversary of the Initial Issue Date require conversion of all, but not less than all, outstanding shares of each series if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date the Company notifies holders of its election, the closing sale price of the Company’s common stock is at least 115% of the applicable conversion price and other conditions are satisfied.

Upon conversion, the consideration consists solely of shares of the Company’s common stock based on the applicable conversion rate and the liquidation preference, including any amounts added for dividends not paid in cash, subject to the foregoing limitations.

Redemption Rights

The Company may voluntarily redeem all, but not less than all, of the Katapult Convertible Preferred Stock on or after November 3, 2027 at a cash purchase price equal to the liquidation preference plus accumulated and unpaid dividends, to the extent not included in liquidation preference.

Upon a Change of Control, as defined below, each holder may require the Company to repurchase all or a portion of its Katapult Convertible Preferred Stock at 100% of liquidation preference, plus accumulated and unpaid dividends if the Change of Control occurs prior to the first anniversary of the Initial Issue Date, or 150% of liquidation preference if the Change of Control occurs on or after the first anniversary of the Initial Issue Date, subject to specified settlement conditions.

Change of Control is defined as either (a) a person of group other than Hawthorn or its affiliates becomes a direct or indirect beneficial owner of the Company’s common equity representing more than 50% of the voting power of the Company’s common equity, or (b) the consummation of (i) any sale, lease or other transfer, in one transaction or a series of transactions, of all or substantially all of the assets of the Company and its subsidiaries; or (ii) any transaction or series of related transactions in connection with which (whether by means of merger, consolidation, share exchange, combination, reclassification, recapitalization, acquisition, liquidation or otherwise) the beneficial owners prior to the transactions do not retain more than 50% of all classes of equity in the surviving company.

The Company may elect to pay the repurchase price in cash, shares or common stock (or other securities) or any combination thereof, except that the Company may not elect to deliver shares of common stock (or other securities) if certain liquidity conditions or ownership limitations with regard to such shares would not be satisfied.

As noted above, the Company executed the Hawthorn Side Letter in December 2025 in connection with the Merger Agreement. The Hawthorn Side Letter states that immediately prior to the pending Mergers, all issued and outstanding shares of the Katapult Convertible Preferred Stock will be redeemed by Katapult at a price per share equal to the liquidation preference plus

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
any accrued and unpaid dividends as of the day immediately prior to the consummation of the Mergers. The purchase price will be payable by the issuance of a promissory note, with a five year term beginning on the Initial Issue Date, accruing interest at 15% annually.

8.STOCK-BASED COMPENSATION
As of December 31, 2025, the Company has two stock incentive plans, the Cognical Holdings, Inc. 2014 Stock Incentive Plan, (“Katapult 2014 Plan”) and the Katapult Holdings, Inc. 2021 Stock Incentive Plan, (“Katapult 2021 Plan”).
Katapult 2014 Plan
In accordance with the Katapult 2014 Plan, the board of directors could grant equity awards to officers, employees, directors and consultants for common stock. The Katapult 2014 Plan has specific vesting for each stock option grant allowing vesting of the options over one to four years. No equity awards have been granted under the Katapult 2014 Plan since October 2020 and no new equity awards are expected to be granted under the Katapult 2014 Plan.
Stock Options
A summary of the status of the stock options under the Katapult 2014 Plan as of December 31, 2025, and changes during the year is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2024	256,689	$6.96	4.4	$415
Granted	—	—
Exercised	(1,500)	4.75
Forfeited	—	—
Expired	—	—
Balance - December 31, 2025	255,189	$6.97	3.4	$350
The total intrinsic value of stock options exercised during the year ended December 31, 2025 was $17 thousand.

Katapult 2021 Plan
On June 9, 2021, the approved Katapult 2021 Plan became effective.
In accordance with the Katapult 2021 Plan, directors may issue equity awards, including restricted stock awards (“RSAs”), restricted stock unit award, and stock options to officers, employees, directors and consultants to purchase common stock. The awards granted are subject to either service-based and/or performance-based vesting conditions. Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of common stock when the awards vest. RSUs are measured based on the fair value of the Company’s common stock on the date of grant. Awards granted under the Katapult 2021 Plan generally vest over one to four years. As of December 31, 2025, there were 273,853 RSAs available for future issuance under the Katapult 2021 Plan.

The following tables summarizes the Company’s RSA activity under the Katapult 2021 Plan during the year ended December 31, 2025:

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Stock Options				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
Balance - December 31, 2024	13,865	$261.25	6.5	$—	264,812	$22.83
Granted	—	—			98,540	9.59
Exercised / Vested	—	—			(216,130)	21.92
Forfeited	(13,865)	261.25			(31,464)	12.58
Balance - December 31, 2025	—	N/A	N/A	N/A	115,758	$16.04

Stock-Based Compensation Expense—Stock-based compensation expense of $3.7 million and $5.8 million was recognized for the years ended December 31, 2025 and 2024, respectively. Stock-based compensation expense is included in operating expenses in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2025, there was $1.4 million of unrecognized compensation costs. This amount is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of vested RSUs as of their respective vesting dates was $2.2 million.
9.INCOME TAXES

The Company recorded a federal income tax loss fully related to its U.S.-based jurisdictions for the years ended December 31, 2025 and 2024, respectively. As a full valuation allowance is recorded against all of the deferred tax assets, the Company did not record a federal provision for income tax or benefits during the years ended December 31, 2025 and 2024. The provision for income taxes for the year ended December 31, 2025 relates to state income taxes.
A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended Year Ended December 31, 2025		Years Ended Year Ended December 31, 2024
	Amount	Percent	Amount	Percent

Pretax income (loss) before income taxes	$1,684		$(25,772)

US federal statutory tax rate	354	21.0%	(5,412)	21.0%
State and local income taxes, net of federal benefit	223	13.2%	111	(0.4%)
Change in valuation allowance	2,991	177.6%	5,455	(21.2%)
Nontaxable or nondeductible Items:
Other	(37)	(2.2%)	(456)	1.8%
Transaction costs	625	37.1%	—	—%
Debt modification	(868)	(51.5%)	—	—%
Gain on derivative liability	(3,654)	(217.0%)	—	—%
Stock compensation	685	40.7%	$445	(1.7%)

Total	$319	18.9%	$143	(0.5%)

The Company’s effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to Arizona, Florida, Maryland, and North Carolina where the Company has significant business activities. These states have higher effective tax rates compared to other jurisdictions where the Company operates, and together, they account for more than half of the Company’s total state tax expense.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The components of deferred tax assets and liabilities are as follows:

	Year Ended Year Ended December 31,
	2025	2024
Deferred tax assets:
Accruals and reserves	$1,410	$1,811
Net operating loss carryforwards	52,856	30,814
Section 163(j) interest carryforward	398	11,281
Stock options	538	1,183
Lease liabilities	111	158
Total deferred tax asset before valuation allowance	55,313	45,247
Valuation allowance	(44,805)	(44,495)
Deferred tax asset - net of valuation allowance	10,508	752
Deferred tax liabilities:
Depreciation and amortization	(10,411)	(144)
Right-of-use assets	(97)	(608)
Total deferred tax liabilities	(10,508)	(752)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2025 and 2024, the Company had a U.S. federal net operating loss carryforward of $234.2 million and $124.8 million, respectively. As of December 31, 2025 and 2024, the Company has state net operating loss (“NOL”) carryforwards of $69.1 million and $91.0 million, respectively. Of the $234.2 million of federal NOL carryforwards, $22.5 million begins to expire in 2033 and $211.7 million may be carried forward indefinitely. The state NOL carryforwards begin to expire in 2025.
Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2025 and 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2025 and 2024.
Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We conducted an ownership analysis under IRC Section 382 as of December 31, 2025 and determined that there have been multiple ownership changes with the most recent being November 3, 2025. These ownership changes generate a limit on the pre-change tax attributes and may cause some tax attributes to expire unutilized. The Company has maintained a valuation allowance against its tax attributes given the uncertainty of being able to utilize them. Additionally, the pending strategic merger with CCFI and Aaron's could create future limitations on the utilization of our tax attributes and the Company will continue to monitor going forward.
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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025 and 2024, we have not recorded any uncertain tax positions in our financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The Company recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income (loss). As of December 31, 2025 and 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2022, to the present.

The following summarizes the Company’s income taxes paid (net of refunds received) for the years presented below:

	Year Ended December 31,
	2025	2024

Federal	$—	$—
State	106	226
Foreign	—	—
Total	$106	$226

The following summarizes the jurisdictions that exceeded 50% of the Company’s total income taxes paid (net of refunds) for the years presented below (in thousands):

	Year Ended December 31,
	2025	2024

California	$—	$12
Illinois	—	42
Massachusetts	9	—
North Carolina	14	14
New Hampshire	7	—
Pennsylvania	—	58
Texas	48	40
Other	28	60
Total	$106	$226
10.NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using net income (loss) attributable to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Net income (loss) attributable to common stockholders reflects net income (loss) adjusted for accumulated dividends on preferred stock, including accumulated but undeclared dividends for which no liability is recognized on the balance sheet. For the year ended December 31, 2025, net loss attributable to common stockholders was reduced by $1.0 million and $0.9 million of accumulated undeclared dividends on the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively. Diluted net loss per share reflects the effect of potentially dilutive securities only in periods in which net income is attributable to common stockholders; therefore, in periods of net loss attributable to common stockholders, diluted weighted average shares outstanding equal basic weighted-average shares outstanding.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following tables summarizes the Company’s computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$1,365	$(25,915)
Accumulated undeclared dividends on series A preferred stock	(1,035)	—
Accumulated undeclared dividends on series B preferred stock	(887)	—
Net loss attributable to common stockholders	$(557)	$(25,915)
Denominator:
Weighted average common shares outstanding
— basic and diluted	5,027	4,347
Net loss per share attributable to common stockholders
— basic and diluted	$(0.11)	$(5.96)

Lender Warrants

The First Warrants and the Second Warrants were exercisable for little or no consideration. Accordingly, the underlying shares are included in weighted average shares outstanding basic and diluted from the dates they became exercisable — September 6, 2023 (for the First Warrants issued March 6, 2023), March 5, 2024 (for the First Warrants issued December 5, 2023), and June 12, 2025 (for the Second Warrants) — and are excluded from the table of potentially dilutive securities below.

On November 3, 2025, the Company repurchased the First Warrants and the Second Warrants and subsequently reissued these warrants on the same day as part of the Hawthorn transaction. This transaction did not have any impact on basic or diluted net loss per share as the warrants previously included in weighted average shares outstanding basic and diluted from the dates they became exercisable.

IPO Warrants

In connection with the initial public offering (“IPO”) merger, the Company had 500,000 public warrants originally issued in the IPO and 13,300 private placement warrants issued in connection with the IPO. Each warrant is exercisable for one share of common stock at an exercise price of $287.50 per share and expires on June 9, 2026 (five years after the IPO merger closing).

For net loss per share attributable to common stockholders, unexercised warrants are excluded from weighted average shares outstanding – basic shares. They are included in diluted shares outstanding only when dilutive under the treasury stock method (i.e., when the average market price exceeds the exercise price). For the periods presented, the Company reported a net loss attributable to common stockholders and the warrants were out-of-the-money; accordingly, the warrants were anti-dilutive and were excluded from diluted weighted average shares outstanding and included in the table of potentially dilutive securities below.

Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

As discussed in Note 7, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock provide for conversion into up to 5,636,650 shares of the Company’s common stock at the option of the holders and upon the occurrence of certain events, including a Change in Control or Deemed Liquidation Event, as defined by the Series A Investment Agreement and Series B Investment Agreement. As of December 31, 2025, no mandatory conversion events had occurred. Accordingly, the related shares were excluded from diluted net loss per share because the Company reported a net loss attributable to common stockholders for the periods presented and their inclusion would have been anti-dilutive..

The Company’s potentially dilutive securities, including shares issuable upon conversion of Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, unvested RSUs, stock options to purchase common stock, and warrants to purchase common stock, were excluded from diluted net loss per share for the periods presented because the Company incurred

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
net losses attributable to common stockholders for the years ended December 31, 2025 and 2024, and their effect would have been antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same in periods of a net loss.

The following table summarizes potential common shares outstanding at each period end that were excluded from diluted net loss per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	255,189	270,554
Unvested restricted stock units	115,758	264,812
Shares issuable upon Series A and Series B Preferred Stock Conversion	5,636,650	—
Total common stock equivalents	6,520,897	1,048,666
11.COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below and has accrued liabilities related to such obligations in the consolidated financial statements when estimable and probable, as of December 31, 2025 and 2024.

Except as set forth below, the Company and its subsidiaries are not a party to, and their properties are not the subject of, any known material pending legal proceedings.

DCA Litigation

On April 9, 2021, Daiwa Corporate Advisory LLC (“DCA”) filed a complaint in the Supreme Court of the State of New York, New York County relating to an April 11, 2018 letter agreement (“Letter Agreement”) entered into by DCA and Legacy Katapult.

On October 7, 2024, the Company reached a settlement with DCA to resolve any and all disputes that exist between the two parties for total consideration of $3.0 million with half paid on October 11, 2024 and the remainder paid over the next two years. On October 14, 2024, the case was formally discontinued with prejudice.

The Company recognized $3.0 million of expense related to the settlement of the DCA matter for the year ended December 31, 2024. No expense was recognized for the year ended December 31, 2025. As of December 31, 2025 and 2024, the Company had $0.8 million and $1.6 million, respectively, recorded as litigation settlement liabilities related to the settlement agreement. All obligations under the settlement will be fully satisfied by September 30, 2026.

Shareholder Litigation

On August 27, 2021, a putative class action lawsuit, captioned McIntosh v. Katapult Holdings, Inc., et al, was filed in the U.S. District Court for the Southern District of New York (“New York Action”).

On August 25, 2022, a purported Company stockholder filed a putative class action lawsuit, captioned Saunders v. Einbinder, et al., against directors and officers of FinServ Acquisition Corp. (“FinServ”) and FinServ Holdings LLC in the Delaware Court of Chancery (“Delaware Action”).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
On May 20, 2024, the Company reached an agreement in principle to settle the New York Action and Delaware Action for total consideration of $12.0 million, comprised of: (1) a cash component of $8.5 million of which $5,000 was paid by the insurer; and (2) an additional component of $3.5 million comprised of the Company’s common stock (“Settlement Shares”) and/or cash. On July 3, 2024, the parties executed Stipulations of Settlement. In agreeing to settle, neither the Company nor any of the individual defendants made any admission of liability.

Pursuant to the settlement, on August 7, 2024, the Company paid $1.7 million into an escrow account for the Delaware plaintiffs. On October 10, 2024, the Delaware Court of Chancery approved the settlement of the Delaware Action, dismissing all claims asserted with prejudice. At that time, the Company determined the number of Settlement Shares for the Delaware Action (“Delaware Settlement Shares”) is 275,845 shares which was calculated by dividing $2.8 million by the volume-weighted average per share price (“VWAP”) of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the hearing held on October 10, 2024 for the final approval for the Delaware Action (“Delaware Settlement Hearing VWAP”). 167,797 of the Delaware Settlement Shares were released to the Delaware plaintiffs on October 24, 2024. 108,048 of the Delaware Settlement Shares are considered the “Delaware Excess Settlement Shares.” The Company may either deliver the Delaware Excess Settlement Shares or pay in cash the full value of the Delaware Excess Settlement Shares, calculated by multiplying the number of Delaware Excess Settlement Shares by the Delaware Settlement Hearing VWAP. The Delaware Excess Settlement Shares or cash are due in two equal installments. On April 10, 2025 and October 10, 2025, the Company delivered 54,024 shares on each date satisfying the total 108,048 Delaware Excess Settlement Shares obligation.

Pursuant to the settlement, on August 20, 2024, the Company paid $1.8 million into an escrow account for the New York plaintiffs. On December 13, 2024, the District Court of the Southern District of New York approved the settlement of the New York Action, dismissing all claims asserted with prejudice. At that time, the Company determined the number of Settlement Shares for the New York Action (“New York Settlement Shares”) is 103,424 shares which was calculated by dividing $0.7 million by the VWAP of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the hearing held on December 13, 2024 for the final approval for the New York Action (“New York Settlement Hearing VWAP”). 43,839 of the New York Settlement Shares were released to the New York plaintiffs on December 20, 2024. 59,585 of the New York Settlement Shares are considered the “New York Excess Settlement Shares.” The Company may either deliver the New York Excess Settlement Shares or pay in cash the full value of the New York Excess Settlement Shares, calculated by multiplying the number of New York Excess Settlement Shares by the New York Settlement Hearing VWAP. The New York Excess Settlement Shares or cash are due in two equal installments. On June 13, 2025 and December 13, 2025, the Company delivered 29,793 shares on each date satisfying the total 59,585 New York Excess Settlement Shares obligation.

The Company recognized $1.45 million in accrued litigation settlement liability as of December 31, 2024, which was fully settled with no remaining balance as of December 31, 2025.

FlexShopper Litigation

On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a complaint against Katapult in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges patent infringement and seeks an injunction as well as damages for alleged lost profits and willfulness. On November 24, 2025, the court granted plaintiff’s counsel’s motion to withdraw due to “irreconcilable differences” and on January 20, 2026, the deadline, new counsel entered an appearance for plaintiff. On December 23, 2025, plaintiff filed for Chapter 11 protection in U.S. Bankruptcy Court for the District of Delaware. On March 3, 2026, FlexShopper was sold to ReadySett, LLC a subsidiary of Snap Finance. The Company has not recorded any loss contingencies associated with this litigation as loss is not probable and the amount is not reasonably estimable as of December 31, 2025. The Company intends to vigorously defend this case.

Pending Mergers with CCFI and Aaron’s

In connection with the pending Mergers, the Company may be required to pay an aggregate termination fee of $1.5 million to CCFI and Aaron’s if the Merger Agreement is terminated under certain specified circumstances in accordance with the Merger Agreement, including, among others, if (i) the Company receives and accepts a superior acquisition proposal in accordance with the Merger Agreement or (ii) other triggering events as defined by the Merger Agreement, which are related to the Katapult Transaction Committee and Board’s failure to recommend that stockholder’s approve the transaction. The Company has not recorded any amounts within the financial statements related to this fee.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
12.FAIR VALUE MEASUREMENTS
The Company’s financial instruments include cash, accounts payable, accrued expenses, derivative liabilities, warrant liabilities, and borrowings under its credit facilities. The specific credit facilities outstanding differed between December 31, 2025 and 2024, as described in Note 6. The Company believes that the carrying amounts of its financial instruments, including cash, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments. The Company measures its derivative liability and warrant liability at fair value on a recurring basis. Borrowings under the Company’s credit facilities are carried at amortized cost; however, their estimated fair values are disclosed below. The Company uses a third-party valuation firm to assist in determining the fair value of certain financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies its financial instruments within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The hierarchy is as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability that are used when observable inputs are not available
New Revolving Facility

	December 31, 2025
	Carrying amount	Fair value
New Revolving Facility	$78,727	$79,090
The New Revolving Facility is carried at amortized cost. As of December 31, 2025, the unamortized debt discount and issuance costs associated with the New Revolving Facility was $3.8 million. The estimated fair values of the New Revolving Facility was determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of similar debt instruments with comparable credit characteristics.

Existing Revolving Facility and Existing Term Loan

	December 31, 2024
	Carrying amount	Fair value
Existing Revolving Facility	$82,582	$84,422
Existing Term Loan	30,047	33,151
	$112,629	$117,573
The Existing Revolving Facility and Existing Term Loan were carried at amortized cost. The estimated fair values presented in the table above were determined using Level 2 inputs based on observable market data for similar debt instruments with comparable credit characteristics. The amounts presented as of December 31, 2024, relate to borrowings under the Existing Credit Facility, which was amended and restated in full on June 12, 2025 and November 3, 2025.
Derivative Liabilities
The Company’s derivative liabilities include a compound embedded derivative associated with the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (the “Convertible Preferred Derivative”). During 2025, the Company also had an embedded conversion feature associated with the New Term Loan (the “New Term Loan Derivative”), which was extinguished on November 3, 2025 (see Notes 6 and 7 for further information).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Fair Value Measurement Using (as of December 31, 2025)
	Level 1	Level 2	Level 3	Total
Convertible Preferred Derivative	—	—	$13,600	13,600

	Level 3 Rollforward - Derivative Liabilities (Year ended December 31, 2025)
		Balance at December 31, 2024	Initial recognition at issuance	Change in fair value recognized in statement of operations and comprehensive income (loss)	Conversions/ settlements	Balance at December 31, 2025
New Term Loan Derivative	—	$—	$3,558	$1,589	$(5,147)	$—
Convertible Preferred Derivative		$—	$31,000	$(17,400)	$—	$13,600

The Convertible Preferred Derivative arises from the contingent redemption feature and the conversion feature embedded in those instruments (see Note 7 for further information). Both features are aggregated and valued together as a compound derivative. The mandatory redemption and conversion features do not meet the equity classification criteria under ASC 815-40 because they are not indexed solely to the Company’s own stock and are therefore accounted for as an embedded derivative instrument. Accordingly, the mandatory redemption and conversion features were bifurcated from the host convertible preferred stock and recorded as a derivative liability at fair value, with subsequent changes in fair value recorded in “Change in fair value of warrants and derivative liability” in the consolidated statements of operations and comprehensive income (loss).

The fair value of the Convertible Preferred Derivative was measured using a “with and without” valuation methodology, where the fair value of the preferred stock with the embedded features, which was determined using a binomial lattice model, was compared to the fair value of the preferred stock without the embedded features, which was determined using a discounted cash flows model. The models incorporate significant unobservable inputs. These inputs include expected time to liquidity, risk-free rate, expected volatility, dividend rate, and discount rate. The Convertible Preferred Derivative is classified within Level 3 of the fair value hierarchy and is remeasured at fair value at each reporting date, with changes recognized in earnings.

The New Term Loan Derivative was also valued using a with-and-without valuation methodology that incorporated significant unobservable inputs, including net originations risk premium, enterprise value volatility, net originations volatility, risk-free rate, and a weighted probability analysis of a capital transaction. The New Term Loan Derivative was classified within Level 3 of the fair value hierarchy and was remeasured at fair through its extinguishment on November 3, 2025.

The significant assumptions used in valuing the derivative liabilities include the following:

Convertible Preferred Derivative
Assumptions	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Units
Time to Liquidity	0.39	0.39	Years
Risk free rate (continuous)	3.6%	3.6%	Percent per annum
Volatility	120.0%	120.0%	Percent
Dividend Rate	12% - 19%	12% - 19%	Percent per annum
Discount Rate	19.0%	18.0%	Percent per annum

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

New Term Loan Derivative
Assumptions	Percent
Net originations risk premium	3.4%
Enterprise value volatility	40.0%
Net originations volatility	14.0%
Risk-free rate	4.2%
Weighted probability analysis of a capital transaction (occur)	75.0%
Weighted probability analysis of a capital transaction (not occur)	25.0%
Warrant Liability

	Warrant liability - Public (Level 1) & Private Warrants (Level 3)
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2024	$76	$—	$2	$78
Change in fair value	(31)	—	(1)	(32)
Balance at December 31, 2025	$45	$—	$1	$46

Changes in the fair value of the warrant liabilities are recorded in “Change in fair value of derivative liability and warrants” in the consolidated statements of operations and comprehensive income (loss).

During the years ended December 31, 2025 and 2024, there were no transfers between levels.

13.SEGMENT REPORTING

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

The Company’s chief operating decision maker (“CODM”) is the chief executive officer, Orlando Zayas. The CODM manages the business activities on a consolidated basis and measures the profitability of the Company’s single reporting segment using net income (loss), a measure that is also reported on the consolidated statement of operations and comprehensive loss. Net income (loss) is used by the CODM to evaluate results and is considered in determining capital allocation. The CODM considers net income (loss) loss to evaluate the performance of assets in deciding where to invest into the business, such as in areas such as technology, resources, or other growth initiatives. Net income (loss) is also used to monitor budget versus actual results.

The significant segment expenses reviewed by the CODM include cost of revenue, interest expense on the New Revolving Facility, and other operating expenses. Cost of revenue is primarily comprised of depreciation expense on property held for lease, including impairment expense and accelerated depreciation on early lease-purchase options (buyouts) and other variable expenses such as call center fees. Operating expenses include general and administrative expenses, underwriting, processing fees, stock compensation and other depreciation. There are no other segment items.

Revenues from external customers, cost of revenue, interest income, and income tax expense/benefit can be found in the consolidated statements of operations and comprehensive income (loss). Accumulated depreciation and impairment in included in Note 3, Property Held for Lease, Net of Accumulated Depreciation and Impairment. Significant noncash items other than depreciation and amortization expense are included in the consolidated statement of cash flows. Interest expense was $20.6 million and $18.9 million for the years ended December 31, 2025 and 2024, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
14.SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. Except as discussed below, there were no events that require adjustment to or disclosure in these consolidated financial statements.

On each of January 15, 2026, February 13, 2026, and March 9, 2026, the Company entered into limited waivers under the Loan agreement that, among other things, waived the Company’s failure to maintain the required Minimum Trailing Three-Month Net Originations as of December 31, 2025, January 31, 2026 and February 28, 2026, respectively, as required by the Loan Agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025.

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

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by COSO. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption as a smaller reporting company and non-accelerated filer with a public float of less than $75 million as of June 30, 2025.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

During the year ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

2.2†
Agreement and Plan of Merger, dated December 11, 2025, by and among Katapult Holdings, Inc., Katapult Merger Sub 1, Inc., Katapult Merger Sub 2, LLC, CCF Holdings LLC and Aaron’s Intermediate Holdco, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

3.1
Second Amended and Restated Certificate of Incorporation of the Company, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).

3.2
Certificate of Amendment to the Katapult Holdings, Inc. Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 27, 2023).

3.3	Second Amended and Restated By Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the SEC on December 28, 2023).
3.4
Certificate of Designations of Series A Convertible Preferred Stock of the Company, dated November 3, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2025).

3.5
Certificate of Designations of Series B Convertible Preferred Stock of the Company, dated November 3, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2025).

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

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

4.5
Form of Warrant to Purchase Stock, dated June 12, 2025, issued by Katapult Holdings, Inc., to certain entities affiliated with Blue Owl Capital Inc. as holders. (incorporated by reference to Exhibit 10.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on June 13, 2025).

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

10.6#
Amended and Restated Employment Agreement, by and between the Company and Chandan Chopra dated as of September 3, 2021 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.7#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the SEC on June 15, 2021).
10.8#	Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).
10.9#
Katapult Holdings, Inc. 2021 Equity Incentive Plan Amendment No. 1 (incorporated by reference to Annex A to the Registration Statement’ Proxy Statement for the 2023 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 25, 2023).

10.10#
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

10.12#
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

10.14#
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Katapult Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.15#	Cognical, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on August 16, 2021).
10.16#
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

10.18#
Non-Employee Directors Deferred Compensation Plan, effective March 31, 2022 (incorporated by reference to Exhibit 10.22 to the Company's Post Effective Amendment No. 1 to the S-1, filed with the SEC on April 6, 2022).

10.19#
Employment Agreement by and between Katapult Holdings, Inc. and Nancy Walsh dated as of February 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on March 1, 2023).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10.20#
First Amendment to Employment Agreement by and between Katapult Holdings, Inc. and Nancy Walsh dated as of May 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 24, 2024).

10.21
Warrant to Purchase Stock, dated as of March 6, 2023, issued by Katapult Holdings, Inc., to Midtown Madison Management LLC as holder (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.22
Revolving Note, dated as of March 6, 2023, issued by Katapult SPV-1 LLC to Midtown Madison Management LLC (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.23
Amended and Restated Revolving Note, dated as of March 6, 2023, issued by Katapult SPV-1 LLC to Midtown Madison Management LLC as holder (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 9, 2023).

10.24
Pledge Agreement, dated as of May 14, 2019, by and between Cognical, Inc. and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.25
 Indemnity Guaranty, dated as of May 14, 2019, by and among Cognical, Inc., Cognical Holding, Inc. and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.26
Corporate Guaranty and Security Agreement, dated as of December 4, 2020, by and among Katapult Group, Inc., Katapult Holdings, Inc. and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 15, 2022).

10.27
Amended and Restated Loan and Security Agreement, dated June 12, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on June 13, 2025).

10.28
Limited Waiver to the Amended and Restated Loan and Security Agreement, dated August 5, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2025).

10.29
Limited Waiver to the Amended and Restated Loan and Security Agreement, dated September 15, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

10.30
 Limited Waiver to the Amended and Restated Loan and Security Agreement, dated September 29, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

10.31
 Limited Waiver, dated October 13, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2025).

10.32
Limited Waiver, dated October 20, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2025).

10.33
Limited Waiver, dated October 27, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc, Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2025).

10.34
Limited Waiver, dated October 29, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2025).

10.35†
Limited Waiver and First Amendment to the Loan Agreement, dated November 2, 2025, between Katapult SPV-1 LLC, Katapult Group, Inc., the Company, Midtown Madison Management LLC, as administrative payment and collateral agent and lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2025).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10.36†
Series A Investment Agreement, dated November 3, 2025, between Katapult Holdings, Inc. and HHCF Series 21 Sub, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2025).

10.37†
Series B Investment Agreement, dated November 3, 2025, between Katapult Holdings, Inc. and HHCF Series 21 Sub, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2025).

10.38
Series A Registration Rights Agreement, dated November 3, 2025, between Katapult Holdings, Inc. and HHCF Series 21 Sub, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2025).

10.39
Series B Registration Rights Agreement, dated November 3, 2025, between Katapult Holdings, Inc. and HHCF Series 21 Sub, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2025).

10.40
Director Nomination Agreement, dated November 3, 2025, between Katapult Holdings, Inc. and HHCF Series 21 Sub, LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2025).

10.41
Form of Support Agreements, dated November 3, 2025, by and among Katapult Holdings, Inc. and HHCF Series 21 Sub, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2025).

10.42
Waiver, dated as of November 13, 2025, by and among Katapult Holdings, Inc. and HHCF Series 21 Sub, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2025).

10.43
 Form of Lock-Up Agreement, dated December 11, 2025, by and among Katapult Holdings, Inc., CCF Holdings LLC, Aaron’s Intermediate Holdco, Inc. and the undersigned signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

10.44
Form of Katapult Stockholder Support Agreement, dated December 11, 2025, by and among Katapult Holdings, Inc., CCF Holdings LLC, Aaron’s Intermediate Holdco, Inc. and the undersigned stockholders of the Company party thereto (incorporated by reference to Exhibit 10,2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

10.45
Form of Stockholders Agreement, dated December 11, 2025, by and among Katapult Holdings, Inc. and the undersigned stockholders of the Company party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

10.46
Form of Aaron’s Contribution and Exchange Agreement, dated December 11, 2025, by and among Katapult Holdings, Inc., CCF Holdings LLC, Aaron’s Intermediate Holdco, Inc. and the undersigned signatories party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

10.47
Form of CCFI Contribution and Exchange Agreement, dated December 11, 2025, by and among Katapult Holdings, Inc., CCF Holdings LLC, Aaron’s Intermediate Holdco, Inc. and the undersigned signatories party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

10.48
Form of Registration Rights Agreement, dated December 11, 2025, by and among Katapult Holdings, Inc., the stockholders of Aaron’s Intermediate Holdco, Inc. party thereto and the unitholders of CCF Holdings LLC party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

10.49
Limited Waiver and Second Amendment to Amended and Restated Loan and Security Agreement, dated December 11, 2025, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC, as administrative, payment and collateral agent and lender, and the lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

10.50
Limited Waiver, dated January 15, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 15, 2026).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10.51
Limited Waiver, dated February 13, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2026).

10.52*	Limited Waiver, dated March 9, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto
19.1*	Insider Trading Policies
21.1*	Subsidiaries of Registrant
23.1*	Consent of Grant Thornton.
24.1*	Power of Attorney (included in the signature page hereof).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2026.

KATAPULT HOLDINGS, INC.

By:	/s/ ORLANDO ZAYAS
Orlando Zayas
Chief Executive Officer (Principal Executive Officer)

/s/ NANCY WALSH
Nancy Walsh
Chief Financial Officer (Principal Financial Officer)

/s/ ARTHUR GOSS
Arthur Goss
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

Signature	Title	Date

/s/ DON GAYHARDT Don Gayhardt	Chairman of the Board and Director	March 11, 2026

/s/ ORLANDO ZAYAS Orlando Zayas	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2026

/s/ NANCY WALSH Nancy Walsh	Chief Financial Officer (Principal Financial Officer)	March 11, 2026

/s/ ARTHUR GOSS Arthur Goss	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2026

/s/ DEREK MEDLIN Derek Medlin	President and Chief Growth Officer and Director	March 11, 2026

/s/ GREGORY ZINK Gregory Zink	Director	March 11, 2026

/s/ PHILIP KEY BARTOW II Philip Key Bartow III	Director	March 11, 2026