Form 10-Q
period 2026-03-31
Katapult Holdings, Inc.
filed 2026-05-08
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of May 4, 2026: 4,765,058

CERTAIN DEFINITIONS

In this report, unless otherwise stated or the context otherwise indicates, the terms "we," "us," "our," the "Company," or "Katapult" refer to Katapult Holdings, Inc. and its subsidiaries. Certain abbreviations and terms used in this Quarterly Report on Form 10-Q are defined as follows:

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

“Aaron’s” means Aaron’s Intermediate Holdco, Inc., a Delaware corporation.

“Aaron’s Merger” means the merger of Merger Sub 1 with and into Aaron’s at the time as of which the Aaron’s Merger becomes effective.

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

“Aaron’s MIP Exchange” means the exchange of Aaron’s MIP Units for Aaron’s MIP Rollover Interests.

“Aaron’s MIP Holders” means the holders of Aaron’s MIP Units.

“Aaron’s MIP Rollover Interests” means 943,580 shares of Katapult common stock issued to the Aaron’s MIP Holders pursuant to the Aaron’s MIP Exchange.

“Aaron’s MIP Units” means the Class A Unit and Class B membership interests of Aaron’s MIP.

“CCFI” means CCFI Holdings, LLC, a Delaware limited liability company.

“CCFI Merger” means the merger of Merger Sub 2 with and into CCFI at the time as of which the CCFI Merger becomes effective.

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

“Hawthorn Warrant Exercise” means Hawthorn’s exercise of the warrants to purchase 160,000 shares of Katapult common stock at $0.25 per share and 486,264 Katapult common stock at an exercise price of $0.01 per share, held by Hawthorn on a cashless basis in full for shares of Katapult common stock pursuant to the Hawthorn Side Letter.

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

“Loan Agreement” means the 2025 Loan Agreement (as amended by the Limited Waiver dated September 15, 2025), that certain Limited Waiver dated September 29, 2025, that certain Limited Waiver dated October 13, 2025, that certain Limited Waiver dated October 20, 2025, that certain Limited Waiver dated October 27, 2025, that certain Limited Waiver dated October 29, 2025, the First Amendment, the Second Amendment, that certain Limited Waiver dated January 15, 2026, that certain Limited Waiver dated February 13, 2026, that certain Limited Waiver dated March 9, 2026, that certain Limited Waiver dated April 15, 2026, that certain Limited Waiver dated May 5, 2026 and as further amended, amended and restated, supplemented, revised, or otherwise modified from time to time prior to the date hereof).

“Merger Agreement” means that certain Agreement and Plan of Merger, dated December 11, 2025, by and among Merger Sub 1, Merger Sub 2, CCFI, and Aaron’s (as it may be amended, restated, supplemented or otherwise modified from time to time).

“Merger Sub 1” means Katapult Merger Sub 1, Inc., a Delaware corporation and wholly owned indirect subsidiary of Katapult.

“Merger Sub 2” means Katapult Merger Sub 2, LLC, a Delaware limited liability company and wholly owned indirect subsidiary of Katapult.

“Mergers” means the CCFI Merger, together with the Aaron’s Merger.

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

“Preferred Stock Investment Approval” means the approval of Katapult’s stockholders to remove the Ownership Limitation as contemplated by the Nasdaq rules to effectuate the Hawthorn Preferred Stock Exchange.

“Second Amendment” means that certain Limited Waiver and Second Amendment to Amended and Restated Loan and Security Agreement, dated December 11, 2025, among the Credit Parties, Midtown Madison Management LLC, and the lenders party thereto.

“SEC” means the Securities and Exchange Commission.

“Series A Convertible Preferred Stock” means the 35,000 shares of Katapult Preferred Stock designated as “Series A Convertible Preferred Stock.”

“Series B Convertible Preferred Stock” means the 30,000 shares of Katapult Preferred Stock designated as “Series B Convertible Preferred Stock.”

“Special Meeting” means the special meeting of Katapult stockholders to obtain approval of the Stock Issuance Proposal.

“Stock Issuance Proposal” means the proposal for Katapult stockholders to approve the issuance of Katapult common stock pursuant to the Merger Agreement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our opportunity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “assume” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. Certain capitalized terms used in this Quarterly Report have the meanings set forth in the section entitled “Certain Definitions.” These forward-looking statements include, but are not limited to, statements concerning the following:

•the outcome and impact of the Mergers, including our ability to recognize the anticipated objectives and benefits thereof;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or all of the Company, CCFI and Aaron’s to terminate the Merger Agreement;
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
March 31, 2026

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,348	$22,432
Restricted cash	5,772	1,048
Property held for lease, net of accumulated depreciation and impairment (Note 3)	67,308	73,691
Prepaid expenses and other current assets	3,104	4,257
Deferred financing costs, net	2,778	3,802
Total current assets	101,310	105,230
Property and equipment, net	144	163
Capitalized software and intangible assets, net	2,204	2,119
Right-of-use assets, non-current	326	339
Security deposits	15	15
Total assets	$103,999	$107,866
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,287	$1,891
Accrued liabilities (Note 4)	16,402	17,701
Accrued litigation settlement (Note 10)	500	750
Unearned revenue	5,454	4,883
Revolving line of credit, net (Note 5)	71,615	78,727
Derivative liability (Note 11)	9,300	13,600
Lease liabilities	53	51
Total current liabilities	107,611	117,603
Lease liabilities, non-current	377	392
Other liabilities	29	45
Total liabilities	108,017	118,040
MEZZANINE EQUITY
Series A Convertible Preferred Stock, $.0001 par value; 35,000 shares authorized and issued (and outstanding) as of March 31, 2026 and December 31, 2025; stated value $1,000 per share; liquidation preference of $37.7 million as of March 31, 2026.	$11,308	$11,308
Series B Convertible Preferred Stock, $.0001 par value; 30,000 shares authorized and issued (and outstanding) as of March 31, 2026 and December 31, 2025; stated value $1,000 per share; liquidation preference of $32.3 million as of March 31, 2026.	16,601	16,601
Total mezzanine equity	27,909	27,909
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value; 250,000,000 shares authorized; 4,765,058 and 4,750,258 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	109,473	109,003
Accumulated deficit	(141,400)	(147,086)
Total stockholders' deficit	(31,927)	(38,083)
Total liabilities, mezzanine equity and stockholders' deficit	$103,999	$107,866

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Rental revenue	$77,422	$71,078
Other revenue	1,599	868
Total revenue	79,021	71,946
Cost of revenue	60,822	57,597
Gross profit	18,199	14,349
Operating expenses	13,864	14,885
Income (loss) from operations	4,335	(536)
Interest expense and other fees	(3,139)	(5,144)
Interest income	130	57
Change in fair value of derivative liability and warrants	4,316	(36)
Income (loss) before income taxes	5,642	(5,659)
Benefit (provision) for income taxes	44	(29)
Net income (loss)	$5,686	$(5,688)

Net income (loss) available to common stockholders	$355	$(5,688)

Weighted average common shares outstanding - basic and diluted	5,455	4,618

Net income (loss) per common share available to common stockholders - basic and diluted	$0.07	$(1.23)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Mezzanine Equity		Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	65,000	$27,909	4,750	$—	$109,003	$(147,086)	$(38,083)
Net income	—	—	—	—	—	5,686	5,686
Vesting of restricted stock units	—	—	27	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(12)	—	(76)	—	(76)
Stock-based compensation expense	—	—	—	—	546	—	546
Balances at March 31, 2026	65,000	$27,909	$4,765	$—	$109,473	$(141,400)	$(31,927)

	Mezzanine Equity		Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$—	4,447	$—	$101,657	$(148,451)	$(46,794)
Net loss	—	—	—	—	—	(5,688)	(5,688)
Vesting of restricted stock units	—	—	62	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(25)	—	(271)	—	(271)
Stock-based compensation expense	—	—	—	—	1,066	—	1,066
Balances at March 31, 2025	—	$—	4,484	$—	$102,452	$(154,139)	$(51,687)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,686	$(5,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,659	39,392
Depreciation for early lease purchase options (buyouts)	11,128	9,664
Depreciation for impaired leases	6,658	6,632
Change in fair value of derivative liability, warrants, and other	(4,355)	36
Stock-based compensation	546	1,066
Amortization of debt discount	—	963
Amortization of debt issuance costs, net	1,025	88
Accrued PIK interest expense	—	480
Amortization of right-of-use assets	11	76
Changes in operating assets and liabilities:
Property held for lease	(51,745)	(55,185)
Prepaid expenses and other current assets	1,194	2,217
Accounts payable	2,396	1,549
Accrued liabilities	(1,299)	1,573
Accrued litigation	(250)	(250)
Lease liabilities	(13)	(63)
Unearned revenues	571	888
Net cash provided by operating activities	12,212	3,438
Cash flows from investing activities:
Purchases of property and equipment	(8)	(24)
Additions to capitalized software	(376)	(377)
Net cash used in investing activities	(384)	(401)
Cash flows from financing activities:
Proceeds from New and Existing Revolving Facilities	1,297	5,128
Principal repayments on New and Existing Revolving Facilities	(8,409)	(10,135)
Repurchases of restricted stock	(76)	(271)
Net cash used in financing activities	(7,188)	(5,278)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,640	(2,241)
Cash, cash equivalents and restricted cash at beginning of period	23,480	16,552
Cash, cash equivalents and restricted cash at end of period	$28,120	$14,311

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,886	$3,661
Cash paid for income taxes	$1	$—
Cash paid for operating leases	$27	$111

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business— Katapult Holdings, Inc. (“Katapult” or the “Company”) is a technology driven lease-to-own ("LTO") platform that integrates with omnichannel retailers and e-commerce platforms to power the purchase of everyday durable goods for underserved U.S. non-prime consumers. Through the Company’s point-of-sale (“POS”) integrations and innovative mobile app featuring Katapult Pay® (“KPay”), consumers who may be unable to access traditional financing can shop a growing network of merchants.

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
Subsidiaries— The condensed consolidated financial statements of Katapult include the accounts of the Company and its wholly owned subsidiaries Katapult Intermediate Holdings LLC (formerly known as Keys Merger Sub 2, LLC), a Delaware limited liability company formed in December 2020, Katapult Group, Inc. (formerly known as Cognical, Inc.), a Delaware corporation incorporated in March 2012, Katapult SPV-1 LLC, a Delaware limited liability company formed in 2019, Katapult SPV-2 LLC, a Delaware limited liability company formed in 2025, Katapult Intermediate Holdings I, LLC, a Delaware limited liability company formed in December 2025, Katapult Intermediate Holdings II, LLC, a Delaware limited liability company formed in December 2025, Katapult Intermediate Holdings III, LLC, a Delaware limited liability company formed in December 2025, Merger Sub 1, a Delaware corporation incorporated in December 2025 and Merger Sub 2, a Delaware limited liability company formed in December 2025. Legacy Katapult was incorporated in the state of Delaware in 2016. Katapult Group originates all of the Company's lease agreements with customers.
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company had no items of other comprehensive income (loss) for the periods presented; accordingly, net loss equals comprehensive loss in our condensed consolidated statements of operations, and accumulated other comprehensive income (loss) was zero as of March 31, 2026 and December 31, 2025 in our condensed consolidated balance sheets.
Pending Mergers with CCFI and Aaron’s

On December 11, 2025, the Company entered into a merger agreement with CCFI, Aaron’s, and two wholly owned indirect subsidiaries of the Company, pursuant to which those subsidiaries will merge with and into CCFI and Aaron’s, respectively. Upon completion of the Mergers, CCFI and Aaron’s will become wholly owned indirect subsidiaries of the Company. For additional information regarding the Mergers and related agreements, refer to Note 1, “Description of Business and Basis of Presentation,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Under the terms of the Merger Agreement, equityholders of CCFI and Aaron’s will receive shares of the Company’s common stock, resulting in a change of control of the Company upon closing.

The Mergers are currently expected to close within the third quarter of 2026, subject to customary closing conditions, including regulatory approvals, effectiveness of a registration statement on Form S-4, approval of the Company’s stockholders and the equityholders of CCFI and Aaron’s, and other customary conditions.

The Company continues to evaluate the accounting and financial reporting implications of the Mergers, including purchase accounting and the related impact on its condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In connection with the pending Mergers, the Company incurred $1.7 million of transaction-related costs during the three months ended March 31, 2026, consisting primarily of professional and consulting fees and retention-related compensation costs, which are included in operating expenses within the condensed consolidated statements of operations three months ended March 31, 2026.

The Company cannot reasonably estimate the full financial impact of the Mergers until closing has occurred.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates— The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expense during the reporting periods. The most significant estimates relate to property held for lease and the related depreciation method, impairments, the fair value of the derivative liability, and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other risk-based factors. Changes in estimates are reflected in reported amounts in the period in which they become known. Actual results could differ from those estimates.

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

If bifurcation is required, the embedded derivative is initially recorded at fair value and subsequently remeasured at fair value each reporting period, with changes in fair value recognized in the consolidated statements of operations.

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

Other Revenue— Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships. The sale of property held for lease is considered recurring and ordinary in nature to the Company’s business, and as such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. The payment terms require a fixed amount paid upfront by the third-party buyer based on a negotiated percentage of the collectible value of the unpaid balance of the delinquent leases being sold and is not subject to future adjustments or recourse provisions. Revenue from such sales is recognized at the point in time when control of the remaining unpaid delinquent lease balances and lease agreements are transferred to the third party buyer, which occurs upon execution of the sale agreement and receipt of consideration. Other revenue of $1.6 million and $0.9 million was recognized for the three months ended March 31, 2026 and 2025, respectively.

Concentration of Credit Risk— The Company’s concentration of credit risk consists primarily of cash. A portion of the Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of March 31, 2026 and 2025, the Company did not have any customers that accounted for 10% or more of outstanding gross accounts receivable or total revenue during the years ended March 31, 2026 and 2025. Customer leases with the Company’s largest merchant, Wayfair Inc., represented more than 10% of our total revenue for the years ended March 31, 2026 and 2025.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Cash, Cash Equivalents and Restricted Cash— The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows:

	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$22,348	$22,432
Restricted cash	5,772	1,048
Total cash, cash equivalents and restricted cash	$28,120	$23,480

Net Income (Loss) Per Share— The Company calculates basic and diluted net income (loss) per share available to common stockholders in accordance with ASC 260, Earnings Per Share.

The Company applies the two-class method as its preferred stock are considered participating securities. Under this method, net income (loss) is allocated to common stockholders and participating securities based on their respective rights to receive dividends. Net income (loss) available to common stockholders reflects net income (loss) adjusted for dividends on preferred stock, including accumulated but undeclared dividends, which are not recognized as a liability but are treated as a reduction of income available to common stockholders for purposes of computing earnings per share.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share available to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company applies the if-converted method for its convertible preferred stock and the treasury stock method for warrants, restricted stock units (“RSUs”) and stock options. Potentially dilutive securities are included in diluted net income (loss) per share only to the extent they are dilutive.

In applying the if-converted method, the Company evaluates the impact of its convertible preferred stock on diluted earnings per share by comparing the results under the two-class method and the if-converted method, and includes such securities only when the effect is dilutive.

In periods in which the Company reports a net loss available to common stockholders, or when the inclusion of potentially dilutive securities would increase earnings per share, diluted net income (loss) per share equals basic net income (loss) per share, as the inclusion of such securities would be anti-dilutive.

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

Recent Accounting Pronouncements Not Yet Adopted—In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to make targeted improvements to Subtopic 350-40 to increase the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-06.
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT

Property held for lease, net of accumulated depreciation and impairment consists of the following:

	March 31,	December 31,
	2026	2025
Property held for lease	$185,419	$192,015
Less: accumulated depreciation and impairment	(118,111)	(118,324)
Property held for lease, net	$67,308	$73,691
The table below details the cost of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Depreciation expense for property held for lease over the lease term	$40,342	$39,061
Depreciation for early lease purchase options (buyouts)	11,128	9,664
Depreciation for impaired leases	6,658	6,632
Other (1)	2,694	2,240
Total cost of revenue	$60,822	$57,597
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.
4.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	March 31,	December 31,
	2026	2025
Bonus accrual	$2,645	$4,183
Sales tax payable	6,722	7,134
Unfunded lease payable	3,726	2,457
Interest payable	132	24
Other accrued liabilities	3,177	3,903
Total accrued liabilities	$16,402	$17,701
5.DEBT & LIQUIDITY

On June 12, 2025, the Company entered into the 2025 Loan Agreement which amended and restated its prior credit agreement.

Prior to the effectiveness of the 2025 Loan Agreement, the Company’s borrowings included a revolving credit facility (the “Existing Revolving Facility”) and a term loan. The term loan bore interest that included a payment-in-kind (“PIK”) component

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

and was fully repaid on November 3, 2025. Accordingly, the Company’s results for the three months ended March 31, 2025 reflect interest expense and related costs associated with the term loan that are not present in the 2026 period.

The 2025 Loan Agreement provides for a revolving credit facility (the “New Revolving Facility”) with total commitments of $110 million. Advances under the New Revolving Facility are limited to the lesser of the total commitment or a specified advance rate applied to eligible leases pledged as collateral. The New Revolving Facility matures on December 4, 2026.

Borrowings under the New Revolving Facility bear interest at a term SOFR-based rate, subject to a 3.0% floor and an applicable credit adjustment spread of 0.10%, plus 7.0% per annum.

As of March 31, 2026 and December 31, 2025, the Company had $71.6 million and $78.7 million, respectively, outstanding under the New Revolving Facility, with interest rates of 11.3% and 11.5% respectively.

Debt issuance costs are amortized over the life of the New Revolving Facility and included in interest expense. Unamortized issuance costs were $2.8 million as of March 31, 2026. Amortization expense related to debt issuance costs was $1.0 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

On November 3, 2025, the Company repaid and extinguished the outstanding term loan using proceeds from the issuance of Series A and Series B Convertible Preferred Stock. In connection with these transactions, the Company also recognized a derivative liability associated with the convertible preferred stock (see Note 6). As a result, the Company’s capital structure and interest expense for periods subsequent to the repayment differ significantly from prior periods.

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

As of March 31, 2026, the Company was in compliance with all financial covenants under the New Revolving Facility, after giving effect to the limited waivers obtained subsequent to quarter end. Future compliance with certain financial covenants may require additional waivers from the lenders, and there can be no assurance that such waivers will be obtained as needed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company plans to continue to work closely with its lenders and intends to refinance, extend, or replace the New Revolving Facility prior to its maturity; however, there can be no assurance that such refinancing or extension will be completed on acceptable terms or at all.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Borrowings on the New Revolving Facility are classified as current liabilities on the March 31, 2026 condensed consolidated balance sheet.
6.MEZZANINE EQUITY

Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

On November 3, 2025 (“Initial Issue Date”), the Company issued 35,000 shares of $0.0001 par value Series A Convertible Preferred Stock and 30,000 shares of $0.0001 par value Series B Convertible Preferred Stock to Hawthorn at a price of $1,000 per share for aggregate cash consideration of $65.0 million.

The Company classifies the Katapult Convertible Preferred Stock as mezzanine equity because it is not mandatorily redeemable but is redeemable upon the occurrence of events that are not solely within the Company’s control. The Company has concluded

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

that the events upon which the Katapult Convertible Preferred Stock becomes redeemable are not considered probable to occur and, accordingly, no remeasurement or accretion to redemption value has been recognized for the periods presented.

Additionally, as discussed in Note 1, the Company executed the Hawthorn Side Letter with Hawthorn related to the pending Mergers with CCFI and Aaron’s. In accordance with the Hawthorn Side Letter, all outstanding shares of Katapult Convertible Preferred Stock immediately prior to the Mergers will be automatically redeemed at a price equal to the liquidation preference plus accrued and unpaid dividends, payable through the issuance of a new debt instrument.

In accordance with ASC 815, Derivatives and Hedging, the contingent redemption feature and the conversion feature of the Katapult Convertible Preferred Stock represent a compound embedded derivative (the “Convertible Preferred Derivative”) that is bifurcated from the host instrument and accounted for separately as a derivative liability.

The Convertible Preferred Derivative is initially measured at fair value and subsequently remeasured at each reporting date, with changes in fair value recognized in earnings within “Change in fair value of derivative liability and warrants” in the condensed consolidated statements of operations.

As of March 31, 2026, the Convertible Preferred Derivative was remeasured to a fair value of $9.3 million. During the three months ended March 31, 2026, the Company recognized a gain of $4.3 million related to the change in fair value of the Convertible Preferred Derivative, reflecting its remeasurement from the December 31, 2025 balance. As of December 31, 2025, the Convertible Preferred Derivative had a fair value of $13.6 million. See Note 11 for additional information regarding fair value measurements.

As of March 31, 2026 and December 31, 2025, there were 35,000 shares of Series A Convertible Preferred Stock and 30,000 shares of Series B Convertible Preferred Stock issued and outstanding.

Liquidation and Dividend Rights

Each share of Katapult Convertible Preferred Stock has a stated liquidation preference of $1,000 per share, plus accrued and unpaid dividends. The Katapult Convertible Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions upon liquidation, with the Series B Convertible Preferred Stock ranking senior to the Series A Convertible Preferred Stock.

As of March 31, 2026, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock had liquidation preference totals of $37.7 million and $32.3 million, respectively. As of December 31, 2025, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock had liquidation preference totals of $36.0 million and $30.9 million, respectively.

The Katapult Convertible Preferred Stock accrues cumulative dividends at an annual rate of 18% from the Initial Issue Date until the occurrence of certain specified events, and 12% thereafter. Dividends may be paid in cash or added to the liquidation preference.

As of March 31, 2026, the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock had accumulated undeclared dividends of $2.7 million and $2.3 million, respectively. As of December 31, 2025, the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock had accumulated undeclared dividends of $1.0 million and $0.9 million, respectively.
7.STOCK-BASED COMPENSATION
As of March 31, 2026, the Company maintained two stock incentive plans: the Katapult 2014 Plan and the Katapult 2021 Plan.

No equity awards have been granted under the Katapult 2014 Plan since October 2020, and the Company does not expect to be grant any additional awards under this plan.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Stock Options
A summary of the status of the stock options under the Katapult 2014 Plan as of March 31, 2026, and changes during the three months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2025	255,189	$6.97	3.4	$350
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance - March 31, 2026	255,189	$6.97	3.1	$473
No stock options were exercised during either the three months ended March 31, 2026 and 2025.
Katapult 2021 Plan

The 2021 Plan provides for the issuance of equity awards to employees, directors and consultants. Awards granted under the plan generally vest over one to four years. As of March 31, 2026, there were 433,922 shares of common stock available for future issuance under our 2021 equity incentive plan.

The following table summarizes the Company’s RSA activity under the 2021 Plan during the three months ended March 31, 2026:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Balance - December 31, 2025	115,758	$16.04
Granted	—	—
Exercised / Vested	(26,438)	25.37
Forfeited	(5,924)	18.03
Balance - March 31, 2026	83,396	$12.94

Stock-Based Compensation Expense— Stock-based compensation expense was $0.5 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations.

As of March 31, 2026, there was $0.7 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of RSUs vested during the three months ended March 31, 2026 was $0.2 million.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

8.INCOME TAXES

The income tax benefit of $0.04 million and income tax provision of $0.03 million was recorded for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate was (3.21%) and (0.60%) for the three months ended March 31, 2026 and 2025, respectively. The benefit for the three months ended March 31, 2026 relates predominately to year to date income but forecasted pre-tax loss for the year. The provision for the three months ended March 31, 2025 relates predominately to state taxes. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforward of $234.2 million that expire in 2036 and 2037 and includes $211.7 million that have an unlimited carryforward period. As of December 31, 2025, the Company has U.S. state and local net operating loss carryforwards of $69.1 million that expire from 2026 to 2045.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended March 31, 2026, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of March 31, 2026 and December 31, 2025.

9.NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using net income (loss) available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. The Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are participating securities, as they are entitled to participate in dividends with common stockholders on an as-converted basis. Accordingly, the Company applies the two-class method to allocate earnings between common stockholders and the participating preferred stock. Under the two-class method, net income (loss) available to common stockholders represents net income (loss) allocated to common stockholders after allocation of dividends and undistributed earnings to participating preferred stockholders.

For the three months ended March 31, 2026, net income allocated to preferred stockholders included $2.7 million and $2.3 million of accumulated undeclared dividends on the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively, as well as a portion of undistributed earnings allocated under the two-class method. Diluted net income (loss) per share reflects the effect of potentially dilutive securities, applying the if-converted method for its convertible preferred stock and the treasury stock method for warrants and stock options.

For the three months ended March 31, 2026, the Company reported net income available to common stockholders. The Company evaluated all potentially dilutive securities, including its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, and determined that their inclusion under the if-converted method would be anti-dilutive for the period. Accordingly, these securities were excluded from diluted weighted-average shares outstanding. Certain other instruments, including warrants and unvested RSUs, were also anti-dilutive and were excluded from diluted net income (loss) per share. Accordingly, diluted net income (loss) per share is equal to basic net income (loss) per share for the three months ended March 31, 2026.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the Company’s computation of basic and diluted net income (loss) per share available to common stockholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$5,686	$(5,688)
Less: Earnings allocated to participating securities
Accumulated undeclared dividends - Series A	(2,664)	—
Accumulated undeclared dividends - Series B	(2,283)	—
Allocable net income (loss)	739	(5,688)
Allocation of undistributed earnings - Series A	(199)	—
Allocation of undistributed earnings - Series B	(185)	—
Net income (loss) available to common stockholders	$355	$(5,688)
Denominator:
Weighted average common shares outstanding - basic and diluted	5,455	4,618

Net income (loss) per common share available to common stockholders - basic and diluted	$0.07	$(1.23)

Lender Warrants

The Company has issued warrants that are exercisable for little or no consideration. Accordingly, the underlying shares are included in weighted average shares outstanding for both basic and diluted net income (loss) per share from the dates they became exercisable. The Company repurchased and reissued these warrants on November 3, 2025 in connection with the Hawthorn transaction, which did not impact basic or diluted net income (loss) per share.

IPO Warrants

The Company’s IPO warrants are excluded from basic weighted average shares outstanding and are included in diluted shares only when dilutive under the treasury stock method. For the periods presented, the warrants were out-of-the-money and anti-dilutive.

Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

The Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are considered participating securities and are included in the computation of basic earnings per share under the two-class method.

For diluted earnings per share, the Company evaluates the impact of these instruments under the if-converted method. As of March 31, 2026, no mandatory conversion events had occurred, and the Company evaluated the potential dilutive effect of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock under the if-converted method. For the three months ended March 31, 2026, the effect of assumed conversion was anti-dilutive and, accordingly, the shares issuable upon conversion were excluded from diluted weighted-average shares outstanding.

The Company’s potentially dilutive securities, including shares issuable upon conversion of preferred stock, unvested RSUs, stock options and warrants, are evaluated for inclusion in diluted net income (loss) per share for the periods presented and are included only to the extent they are dilutive. Unvested RSUs were evaluated under the treasury stock method and were excluded from diluted net income (loss) per share as the assumed proceeds, including unrecognized compensation cost, exceeded the average market price of the Company’s common stock, resulting in no incremental shares.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes potential common shares outstanding at each period end that were excluded from diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Public warrants	500,000	500,000
Private warrants	13,300	13,300
Stock options	255,189	270,554
Unvested restricted stock units	83,396	203,714
Shares issuable upon Series A and Series B Preferred Stock Conversion	5,891,471	—
Total potential common shares excluded	6,743,356	987,568
10.COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management believes that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below. The Company has accrued liabilities related to such obligations in the condensed consolidated financial statements when estimable and probable, as of March 31, 2026 and December 31, 2025.
Except as set forth below, the Company and its subsidiaries are not a party to, and their properties are not the subject of, any known material pending legal proceedings.

DCA Litigation

On October 7, 2024, the Company reached a settlement with DCA to resolve any and all disputes that exist between the two parties for total consideration of $3.0 million with half paid on October 11, 2024 and the remainder paid over the next two years. The case was formally discontinued, with prejudice on October 14, 2024.

During the three months ended March 31, 2026, the Company made its next installment payment for $0.3 million. As of March 31, 2026 and December 31, 2025, the Company had $0.5 million and $0.8 million, respectively, recorded as litigation settlement liabilities related to the settlement agreement. All obligations under the settlement will be fully satisfied by September 30, 2026.

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

The Company has not recorded any loss contingencies associated with this litigation as loss is not probable and the amount is not reasonably estimable as of March 31, 2026. The Company intends to vigorously defend this case.

Pending Mergers with CCFI and Aaron’s

In connection with the pending Mergers, the Company may be required to pay an aggregate termination fee of $1.5 million to CCFI and Aaron’s if the Merger Agreement is terminated under certain specified circumstances in accordance with the Merger Agreement, including, among others, if (i) the Company receives and accepts a superior acquisition proposal or (ii) the Board changes its recommendation with respect to the transaction. The Company has not recorded any amounts within the financial statements related to this fee.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

11.FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, derivative liability, warrant liability, and borrowings under its credit facilities. The Company believes that the carrying amounts of its financial instruments, including cash, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these instruments. The Company measures its derivative liability and warrant liability at fair value on a recurring basis. Borrowings under the Company’s credit facilities are carried at amortized cost; however, their estimated fair values are disclosed below. The Company uses a third-party valuation firm to assist in determining the fair value of certain financial instruments.

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

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability that are used when observable inputs are not available.
New Revolving Facility

	March 31, 2026		December 31, 2025
	Carrying amount	Fair value	Carrying amount	Fair value
New Revolving Facility	$71,615	$73,282	$78,727	$79,090

The New Revolving Facility is carried at amortized cost. As of March 31, 2026 and December 31, 2025, the unamortized debt discount and issuance costs associated with the New Revolving Facility were $2.8 million and $3.8 million, respectively. The estimated fair value of the New Revolving Facility was determined using Level 2 inputs based on an estimated credit rating for the Company and the trading value of similar debt instruments with comparable credit characteristics.

Derivative Liability

The Company’s derivative liability consists of a compound embedded derivative associated with the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (the “Convertible Preferred Derivative”).

	Fair Value Measurement Using (as of March 31, 2026)
	Level 1	Level 2	Level 3	Total
Convertible Preferred Derivative	$—	$—	$9,300	$9,300

	Level 3 Rollforward - Derivative Liability ( March 31, 2026)
	Balance at December 31, 2025	Change in fair value recognized in earnings	Conversions/ settlements	Balance at March 31, 2026
Convertible Preferred Derivative	$13,600	$(4,300)	$—	$9,300

The Convertible Preferred Derivative arises from the contingent redemption feature and the conversion feature embedded in those instruments (see Note 6 for further information). Both features are aggregated and valued together as a compound derivative. The mandatory redemption and conversion features do not meet the equity classification criteria under ASC 815-40 because they are not indexed solely to the Company’s own stock and are therefore accounted for as an embedded derivative instrument. Accordingly, the mandatory redemption and conversion features were bifurcated from the host convertible preferred

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

stock and recorded as a derivative liability at fair value, with subsequent changes in fair value recorded in “Change in fair value of derivative liability and warrants” in the condensed consolidated statements of operations.

The Convertible Preferred Derivative is classified within Level 3 of the fair value hierarchy and is remeasured at fair value at each reporting date, with changes recognized in earnings. The decrease in fair value during the three months ended March 31, 2026 was primarily driven by a shorter expected time to a potential liquidity event and changes in the Company’s stock price.

The significant assumptions used in valuing the derivative liabilities as of March 31, 2026 include the following:

Convertible Preferred Derivative
Assumptions	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Units
Time to Liquidity	0.15	0.15	Years
Risk free rate (continuous)	3.7%	3.7%	Percent per annum
Volatility	90.0%	90.0%	Percent
Dividend Rate	12% - 18%	12% - 18%	Percent per annum
Discount Rate	19.0%	18.0%	Percent per annum

Warrant Liability

	Warrant liability - Public (Level 1) & Private Warrants (Level 3)
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2025	$45	$—	$1	$46
Change in fair value	(16)	—	—	(16)
Balance at March 31, 2026	$29	$—	$1	$30

Changes in the fair value of the warrant liability are recorded in “Change in fair value of derivative liability and warrants” in the condensed consolidated statements of operations.

During the three months ended March 31, 2026 and 2025, there were no transfers between levels.

12.SEGMENT REPORTING

The Company is a U.S. domiciled business, with operations in 46 states and the District of Columbia, providing lease payment options to consumers to obtain durable goods from omnichannel and e-commerce partners. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment. The accounting policies for this segment are the same as those described in the summary of significant accounting policies and the measure of segment assets is reported on the condensed consolidated balance sheet as total assets. There have been no changes in the Company’s organizational structure or reporting practices during the three months ended March 31, 2026

The Company’s chief operating decision maker (“CODM”) is the chief executive officer, Orlando Zayas. The CODM manages the business activities on a consolidated basis and measures the profitability of the Company's single reporting segment using net loss, a measure that is also reported in the condensed consolidated statements of operations. Net loss is used by the CODM to evaluate results and is considered in determining capital allocation. The CODM considers net income (loss) to evaluate the performance of assets in deciding where to invest into the business, such as in areas such as technology, resources, or other growth initiatives. Net income (loss) is also used to monitor budget versus actual results.

The significant segment expenses reviewed by the CODM include cost of revenue, interest expense on the New Revolving Facility and other operating expenses. Cost of revenue is primarily comprised of depreciation expense on property held for lease, including impairment expense and accelerated depreciation on early lease-purchase options (buyouts) and other variable expenses such as call center fees. Operating expenses include general and administrative expenses, underwriting, processing fees, stock compensation and other depreciation. There are no other segment items.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Revenues from external customers, cost of revenue, interest income, and income tax expense/benefit can be found in the condensed consolidated statements of operations. Accumulated depreciation and impairment is included in Note 3, Property Held for Lease, Net of Accumulated Depreciation and Impairment. Significant noncash items other than depreciation and amortization expense are included in the condensed consolidated statements of cash flows. Interest expense was $3.1 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively.
13.SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. Except as discussed below, there were no events that require adjustment to or disclosure in these condensed consolidated financial statements.

On April 15, 2026, the Company entered into a limited waiver under the Loan Agreement that, among other things, waived certain existing defaults, including the Company’s failure to maintain the required Minimum Trailing Three-Month Net Originations covenant as of March 31, 2026 and certain charge-off related triggers, and related impacts to the advance rate.

On May 5, 2026, the Company entered into a limited waiver under the Loan Agreement that, among other things, waived certain existing defaults, including the Company’s failure to maintain the required Minimum Trailing Three-Month Net Originations covenant as of April 30, 2026.

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

OVERVIEW (dollars in thousands)

We are a technology driven lease-to-own platform that integrates with omnichannel retailers and e-commerce platforms to power the purchase of everyday durable goods for underserved U.S. non-prime consumers. Our point-of-sale (“POS”) integrations and innovative mobile app featuring KPay, make it easier for U.S. non-prime consumers unable to access traditional financing to spend responsibly and with confidence, easier for merchants to convert sales and grow, and easier for commerce to thrive.

Recent Developments

Pending Strategic Mergers with CCFI and Aaron’s

On December 11, 2025, we entered into the Merger Agreement pursuant to which CCFI and Aaron’s will become wholly owned subsidiaries of the Company, and the Company will remain a publicly traded entity. The Mergers, if completed, will create a premier omni-channel platform that provides non-prime consumers access to durable goods and a comprehensive suite of innovative financial solutions tailored to their specific needs. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Mergers. The Mergers are expected to close within the third quarter of 2026, following the receipt of the requisite stockholder and regulatory approvals and other customary closing conditions.

We expect the Mergers, if completed, to significantly affect our future capital structure. Immediately following the consummation of the Mergers, the existing Katapult stockholders, CCFI equityholders, and Aaron’s equityholders, on a fully diluted basis, are expected to hold approximately 6.0%, 79.9%, and 14.1%, respectively, of the issued and outstanding shares of the combined company.

Refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report for further discussion about the risks related to the Mergers.

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

The following tables present gross originations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Gross Originations	$64,243	$64,199	$44	0.1%

Gross originations through KPay represented 42% and 35% of gross originations during the three months ended March 31, 2026 and 2025, respectively.

Wayfair represented 18% and 27% of gross originations during the three months ended March 31, 2026 and 2025, respectively. The gross originations from Wayfair exclude transactions through KPay and only include transactions directly through the Wayfair waterfall platform.

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

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenue
Rental revenue	$77,422	$71,078	$6,344	8.9%
Other revenue	1,599	868	731	84.2%
Total revenue	79,021	71,946	7,075	9.8%
Cost of revenue	60,822	57,597	3,225	5.6%
Gross profit	18,199	14,349	3,850	26.8%
Operating expenses	13,864	14,885	(1,021)	(6.9%)
Income (loss) from operations	4,335	(536)	4,871	(908.8%)
Interest expense and other fees	(3,139)	(5,144)	2,005	(39.0%)
Interest income	130	57	73	128.1%
Change in fair value of derivative liability and warrants	4,316	(36)	4,352	NM
Income (loss) before income taxes	5,642	(5,659)	11,301	(199.7%)
Benefit (provision) for income taxes	44	(29)	73	(251.7%)
Net income (loss)	$5,686	$(5,688)	$11,374	(200.0%)

Net income (loss) available to common stockholders	$355	$(5,688)	$6,043	(106.2%)

Weighted average common shares outstanding - basic and diluted	5,455	4,618	837	18.1%

Net income (loss) per common share available to common stockholders - basic and diluted	$0.07	$(1.23)	$1.30	(105.7%)

Revenue

The increase in total revenue of $7.1 million, or 9.8%, during the three months ended March 31, 2026 as compared to the same period in 2025 was primarily driven by growth in the Company’s lease portfolio and strong collection efforts. Gross originations remained relatively consistent period-over-period, and revenue growth was driven by a larger base of active leases generating recurring revenue, as a result of originations growth in Q4 2025 as well as increased buyout activity and improvements in recoveries.

Write-offs as a percentage of total revenue was 9.2% and 9.0% during the three months ended March 31, 2026 and 2025, respectively, and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

Cost of Revenue

The increase in cost of revenue of $3.2 million, or 5.6%, during the three months ended March 31, 2026 as compared to the same period in 2025 was primarily driven by growth in the Company’s lease portfolio, reflecting higher gross originations in Q4 2025. This growth resulted in higher depreciation expense, including the impact of accelerated depreciation associated with early lease-purchase options (buyouts) and impairment activity.

Gross Profit

Gross profit as a percentage of total revenue increased to 23.0% for the three months ended March 31, 2026 compared to 19.9% for the same period in 2025 primarily due to the increase in revenue outpacing growth in cost of revenue. Revenue is impacted by growth in the Company’s lease portfolio, increased buyout activity and recoveries, and growth in KPay as outlined in the Revenue section above.

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

The decrease in total operating expenses of $1.0 million, or 6.9% during the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to lower compensation expense of $1.2 million and lower general and administrative expense of $1.0 million, partially offset by $1.7 million of transaction related costs during the three months ended March 31, 2026 as compared to the same period in 2025.
Interest Expense and Other Fees

Interest expense decreased by $2.0 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the absence of the Term Loan in 2026 following its extinguishment in November 2025, which eliminated PIK interest and the amortization of the related debt discount and issuance costs. The decrease was further supported by a decline in the average SOFR rate and the overall effective interest rate on the Company’s debt period-over-period.

Change in Fair Value of Derivative Liability and Warrants

The Company recognized a gain of $4.3 million during the three months ended March 31, 2026 compared to an immaterial change in 2025. The current period gain was primarily driven by the remeasurement of the Company’s derivative liability and warrant liabilities to fair value. The derivative liability was not outstanding during the three months ended March 31, 2025; prior period activity relates solely to changes in the fair value of warrant liabilities. These adjustments are non-cash in nature and reflect changes in the estimated fair value of these instruments at each reporting date. See Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more details.

Net Income (Loss)

As a result of the factors discussed above, the Company generated net income of $5.7 million during the three months ended March 31, 2026 compared to a net loss of $(5.7) million during the three months ended March 31, 2025.

Net Income (Loss) Available to Common Stockholders.

Net income available to common stockholders was $0.4 million during the three months ended March 31, 2026 compared to a net loss available to common stockholders of $(5.7) million during the three months ended March 31, 2025.

Although the Company generated net income of $5.7 million during the three months ended March 31, 2026 net income available to common stockholders was reduced by $(5.3) million related to the Company’s Series A and Series B Convertible Preferred Stock, including accumulated undeclared dividends and allocation of undistributed earnings under the two-class method, which allocates earnings to participating securities prior to common stockholders.

Net Income (Loss) Available to Common Stockholders Per Share — Basic and Diluted

Net income per share available to common stockholders was $0.07 basic and diluted for the three months ended March 31, 2026 compared to net loss per share available to common stockholders of $(1.23) basic and diluted for the three months ended March 31, 2025.

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

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses related to lease originations, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. The reconciliations of gross profit to adjusted gross profit for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Total revenue	$79,021	$71,946
Cost of revenue	60,822	57,597
Gross profit	18,199	14,349
Less:
Servicing costs	1,235	1,085
Underwriting fees	658	772
Adjusted gross profit	$16,306	$12,492

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before interest expense and other fees, transaction related costs, stock-based compensation expense, depreciation and amortization on property and equipment and capitalized software, litigation and settlement expenses, provision (benefit) for income taxes, debt refinancing costs, interest income, provision for impairment of leased assets, and change in fair value of derivative liability and warrants. We believe that adjusted EBITDA provides a meaningful understanding of our operating performance.

The reconciliations of net income (loss) to adjusted EBITDA for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$5,686	$(5,688)
Add back:
Interest expense and other fees	3,139	5,144
Transaction related costs	1,693	—
Stock-based compensation expense	546	1,066
Depreciation and amortization on property and equipment and capitalized software	317	330
Litigation and settlement expenses	135	259
Debt refinancing costs	—	971
(Benefit) provision for income taxes	(44)	29
Interest income	(130)	(57)
Provision for impairment of leased assets	(629)	150
Change in fair value of derivative liability and warrants	(4,316)	36
Adjusted EBITDA	$6,397	$2,240
Adjusted Net Income (Loss)

Adjusted net income (loss) is a non-GAAP financial measure that is defined as net loss before transaction related costs, stock-based compensation expense, litigation and settlement expense, debt refinancing costs, and change in fair value of derivative liability and warrants.

The reconciliations of net income (loss) to adjusted net income (loss) for the three months ended March 31, 2026 and 2025 are as follows

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$5,686	$(5,688)
Add back:
Transaction related costs	1,693	—
Stock-based compensation expense	546	1,066
Litigation and settlement expenses	135	259
Debt refinancing costs	—	971
Change in fair value of derivative liability and warrants	(4,316)	36
Adjusted net income (loss)	$3,744	$(3,356)

Fixed Cash Operating Expenses

Fixed cash operating expenses is a non-GAAP measure that is defined as operating expenses less variable lease costs such as servicing costs and underwriting fees, transaction related costs, stock-based compensation expense, depreciation and amortization on property and equipment and capitalized software, litigation and settlement expenses, and debt refinancing costs. We believe fixed cash operating expenses illustrate the ongoing expenses that we control.

The reconciliations of operating expenses to fixed cash operating expenses for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Operating expenses	$13,864	$14,885
Less:
Servicing costs	1,235	1,085
Underwriting fees	658	772
Transaction related costs	1,693	—
Stock-based compensation expense	546	1,066
Depreciation and amortization on property and equipment and capitalized software	317	330
Litigation and settlement expenses	135	259
Debt refinancing costs	—	971
Fixed cash operating expenses	$9,280	$10,402

LIQUIDITY & CAPITAL RESOURCES (dollars in thousands)

The Company’s financing generally consists of cash generated from leases and borrowings under its RLOC, which is fully collateralized by the Company’s assets. Restricted cash consists primarily of customer lease payments received in a collection account pending release by the Company's lenders. Restrictions are released on a weekly basis pursuant to completion of waterfall and borrowing base requirements.

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

The following table presents cash used in operating, investing, and financing activities during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cash, cash equivalents and restricted cash at beginning of period	$23,480	$16,552
Net cash provided by (used in):
Operating activities	12,212	3,438
Investing activities	(384)	(401)
Financing activities	(7,188)	(5,278)
Cash, cash equivalents and restricted cash at end of period	$28,120	$14,311

The increase in cash provided by operating activities of $8.8 million for the 2026 period compared to the 2025 period is primarily driven by the improvement in net income (loss) and significant non-cash adjustments, including depreciation and amortization associated with the Company’s lease portfolio, partially offset by continued investment in property held for lease and changes in working capital.

The decrease in cash used in investing activities of seventeen thousand dollars for the 2026 period compared to the 2025 period is primarily driven by lower purchases property and equipment.

The increase in cash used in financing activities of $1.9 million in the 2026 period compared to the 2025 period is primarily driven by higher net principal repayments on the New and Existing Revolving Facilities.

The New Revolving Facility provides total commitments of $110 million and matures on December 4, 2026. As the maturity date falls within twelve months of the issuance date of these financial statements and the Company does not have sufficient cash on hand to repay the outstanding borrowings at maturity absent refinancing or extension, the upcoming maturity and the need for potential waivers raise substantial doubt about the Company’s ability to continue as a going concern.

The New Revolving Facility contains financial covenants, and as of March 31, 2026, the Company was in compliance with all such covenants, after giving effect to limited waivers obtained subsequent to quarter end; however, future compliance with certain covenants may require additional waivers from the lenders, and there can be no assurance that such waivers will be obtained.

Management intends to refinance, extend, or replace the New Revolving Facility prior to maturity and continues to work closely with the Company’s lenders; however, there can be no assurance that such refinancing or extension will be completed on acceptable terms or at all.

Financing Arrangements

Loan Agreement

For information on our obligations under the Loan Agreement, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Pledge and Guaranty

Borrowings under the New Revolving Facility are secured by substantially all of the Company’s assets and the equity interests of certain subsidiaries.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We evaluate our significant estimates on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2026.

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

In connection with the Loan Agreement, the New Revolving Facility accrues interest at a rate per annum equal to SOFR, subject to a 3% floor and an applicable credit adjustment spread of 0.1%, plus 7.0% per annum. As of March 31, 2026, the interest rate on the New Revolving Facility was 11.3%.

The effect of a hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of March 31, 2026 and December 31, 2025. A 100 basis point change in interest rates would cause our New Revolving Facility annual interest expense to change by approximately $0.7 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Proposed Mergers with CCFI and Aaron’s
•    None of us, CCFI or Aaron’s can be sure if or when the Mergers will be completed.
•    The market price of the Company’s common stock following the Mergers may decline as a result of the Mergers.
•    The parties’ equityholders may not realize a benefit from the Mergers commensurate with the ownership dilution they will experience in connection with or following the Mergers.
•    Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
•    Each party is subject to business uncertainties and contractual restrictions while the Mergers are pending, which could adversely affect each party’s business and operations.

Risks Related to our Preferred Stock
•Our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock could further reduce the voting power and dilute the ownership of holders of our common stock, and may adversely affect the market price of our common stock.
•If the Hawthorn Preferred Stock Exchange is not consummated, the Katapult Convertible Preferred Stock will continue to accrue dividends at an annual rate of 19% compounding weekly until the date the Preferred Stock Investment Stockholder Approval is obtained, if at all. Upon the date the Preferred Stock Investment Stockholder Approval is obtained, if at all, the Katapult Convertible Preferred Stock will begin to accrue dividends at an annual rate of 12% compounding quarterly.
•If the Preferred Stock Investment Stockholder Approval is obtained, the Katapult Convertible Preferred Stock would be convertible without regard to the Ownership Limitation and would allow the holder(s) thereof to become the majority owner(s) of the Company.

Risks Related to the Loan Agreement and our Indebtedness
•If we trigger an event of default under the Loan Agreement and such event of default is not waived, our lenders would be entitled to terminate the Loan Agreement and accelerate our obligations under the Loan Agreement, which would have a material adverse effect on our business, results of operations and financial position.
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
•We rely on card issuers and payment processors. American Express recently notified us that they will no longer serve as a processor for us. If we fail to comply with the applicable requirements of Visa, Mastercard or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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
•Our independent registered public accountants have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot refinance our indebtedness and adequately fund our operations.
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

Consummation of the Mergers is contingent upon the satisfaction of a number of conditions, some of which are beyond our, CCFI’s or Aaron’s control including, among others, (a) the absence of any law or governmental order preventing the consummation of the Mergers, corporate reorganization steps contemplated by the Mergers or the Katapult Stock Issuance, (b) the effectiveness of the registration statement pursuant to which the issuance of shares of our common stock to be issued in the Mergers will be registered with the SEC, (c) the shares of our common stock to be issued in the Katapult Stock Issuance having been approved for listing on Nasdaq, subject only to official notice of issuance, (d) receipt of required approvals from the equityholders of each of us, CCFI and Aaron’s, (e) the parties’ representations and warranties being true and correct (subject to certain customary materiality exceptions), (f) compliance by the parties with their respective covenants, (g) the absence of a material adverse effect on any of the parties’ businesses that is continuing and (h) delivery and execution of certain documents by the parties. Under certain circumstances, we would be required to pay CCFI and Aaron’s a termination fee of $1.5 million, of which 85% shall be paid to CCFI and 15% shall be paid to Aaron’s.

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

The market price of the Company’s common stock may decline as a result of the Mergers for a number of reasons, including if:
•    investors react negatively to the prospects of the combined organization’s products, business and financial condition following the Mergers;
•    the attention of the Company, CCFI or Aaron’s management is directed towards the Closing and other transaction-related considerations and is diverted from the day-to-day business operations of their respective businesses, as applicable, and matters related to the Mergers require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company, CCFI or Aaron’s, as applicable;
•    the effect of the Mergers on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•    the combined organization does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by financial or industry analysts.

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

Risks Related to our Preferred Stock

Our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock could further reduce the voting power and dilute the ownership of holders of our common stock, and may adversely affect the market price of our common stock.

As further described in Note 6 to our Unaudited Condensed Consolidated Financial Statements included within Part I, Item 1 of this Form 10-Q, on November 3, 2025, we issued and sold an aggregate of 35,000 shares of our Series A Convertible Preferred Stock and an aggregate 30,000 shares of our Series B Convertible Preferred Stock. If the Hawthorn Preferred Stock Exchange is not consummated, the Katapult Convertible Preferred Stock could remain outstanding following the Mergers.

Each series of the Katapult Convertible Preferred Stock ranks senior to our common stock with respect to distributions on liquidation, winding-up and dissolution, and payment of dividends. In addition, subject to certain limitations, holders of the Series A Convertible Preferred Stock are entitled to vote with holders of shares of our common stock, together as one class, on all matters submitted for a vote of holders of shares of our common stock on an as-converted basis, thereby effectively reducing the voting power of holders of our common stock. Conversions of the Series B Convertible Preferred Stock into our common stock could also further reduce the voting power of our holders of common stock.

Moreover, the accrual of dividends paid in kind on the Katapult Convertible Preferred Stock increased, and could further increase, the liquidation preference of the Katapult Convertible Preferred Stock , thereby increasing the number of shares into which the Katapult Convertible Preferred Stock is convertible and further diluting the ownership interest and voting power of holders of our common stock.

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

If the Hawthorn Preferred Stock Exchange is not consummated, the Katapult Convertible Preferred Stock will continue to accrue dividends at an annual rate of 19% compounding weekly until the date the Preferred Stock Investment Stockholder Approval is obtained, if at all. Upon the date the Preferred Stock Investment Stockholder Approval is obtained, if at all, the Katapult Convertible Preferred Stock will begin to accrue dividends at an annual rate of 12% compounding quarterly.

Dividends on the Katapult Convertible Preferred Stock initially accrued at a rate of 18% per annum, payable weekly, and currently accrue at a rate of 19% per annum, payable weekly, and, if the Hawthorn Preferred Stock Exchange is not consummated, will continue to accrue at a rate of 19% per annum, payable weekly, until the date the Preferred Stock Investment Stockholder Approval (to remove the Ownership Limitation) is obtained, if at all. Pursuant to the terms of the Katapult Convertible Preferred Stock, as supplemented by a waiver entered into by Hawthorn as the sole holder of the Katapult Convertible Preferred Stock, because the Preferred Stock Investment Stockholder Approval was not obtained on or before the date of our first annual or special meeting of stockholders following November 3, 2025 (“Dividend Step-up Deadline”), the dividend rate will be increased by one percent (1%) during the period from, and including, the Dividend Step-up Deadline to, but excluding, the date when the Preferred Stock Investment Stockholder Approval is first obtained, if at all. Accordingly, beginning on the date of our 2026 annual meeting of stockholders, the dividend rate on the Katapult Convertible Preferred Stock increased to 19% per annum, payable weekly. Beginning on, and including, the date of the meeting at which the Preferred Stock Investment Stockholder Approval is obtained, if at all, dividends will accrue at a rate of 12% per annum, payable quarterly.

If the Hawthorn Preferred Stock Exchange is not consummated and the Preferred Stock Investment Stockholder Approval is not obtained, the dividend rate will remain 19% per annum, payable weekly. Under no circumstance will the dividend rate decrease below 12% per annum. The dividend rate could have adverse effects on our financial condition and results of operations and could result in additional dilution to the ownership interest and voting power of holders of our common stock. There can be no assurance that the Preferred Stock Investment Stockholder Approval will be obtained.

If the Preferred Stock Investment Stockholder Approval is obtained, the Katapult Convertible Preferred Stock would be convertible without regard to the Ownership Limitation and would allow the holder(s) thereof to become the majority owner(s) of the Company.

Hawthorn is the current holder of all the Katapult Convertible Preferred Stock. Until the Preferred Stock Investment Stockholder Approval (to remove the Ownership Limitation) is obtained, any conversion of Katapult Convertible Preferred Stock is subject to the limitation, such that Purchaser that no holder of the Katapult Convertible Preferred Stock may convert such shares to the extent that such conversion would result in such holder beneficially owning in excess of 19.99% of all our outstanding shares of our Common Stock as of November 3, 2025.

If the Hawthorn Preferred Stock Exchange is not consummated, then following the Preferred Stock Investment Stockholder Approval, if the Preferred Stock Investment Stockholder Approval is obtained, Hawthorn, or another holder of the Katapult Convertible Preferred Stock, may convert any or all of its shares of the Katapult Convertible Preferred Stock into our common stock at any time, and may convert such shares into a number of shares of our common stock constituting a majority of the number of shares of the issued and outstanding common stock. Hawthorn, or another individual, group, or company that obtains Katapult Convertible Preferred Stock that would be freely convertible into a majority of the issued and outstanding common stock of the Company (“Majority Holder”), would be able to exercise significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control. There can be no assurance that the Katapult Convertible Preferred Stock held by a Majority Holder would not be converted to a majority of the issued and outstanding common stock of the Company following the Preferred Stock Investment Stockholder Approval, or if so converted, as to the period of time during which such Majority Holder would be able to so influence and control our decisions. We expect that the Hawthorn Preferred Stock Exchange will be consummated immediately prior to the Mergers pursuant to the Hawthorn Side Letter.

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

Risks Related to the Loan Agreement and our Indebtedness

If we trigger an event of default under the Loan Agreement and such event of default is not waived, our lenders would be entitled to terminate the Loan Agreement and accelerate our obligations under the Loan Agreement, which would have a material adverse effect on our business, results of operations and financial position.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Loan Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them. The Loan Agreement contains certain financial covenants. In particular, (1) as of the end of each month, we must maintain certain minimum Trailing Three-Month Net Originations representing net lease costs of newly originated leases in the immediately trailing three calendar month period and (2) we must maintain minimum liquidity of at least $5.0 million in unrestricted cash and cash equivalents as of the last business day of any calendar week. We have been in the past unable to comply with certain financial covenants in the Loan Agreement and may in the future be unable comply with (or breach) other covenants or requirements of the Loan Agreement. For example, as of each of July 31, 2025, August 31, 2025, September 30, 2025, October 31, 2025, December 31, 2025, January 31, 2026, February 28, 2026, March 31, 2026, and April 30, 2026, we were not in compliance with the Minimum Trailing Three-Month Net Originations covenant and the lenders granted (i) temporary waivers for the months of July 31, 2025, August 31, 2025, September 30, 2025 and October 31, 2025 (which initially expired at the end of the following month and were then permanently waived by the Second Amendment), and (ii) permanent waivers for the months of December 31, 2025, January 31, 2026, February 28, 2026, March 31, 2026 and April 30, 2026. We could continue fail to comply with such covenant or any other covenant or requirement of the Loan Agreement and trigger an additional event of default under the Loan Agreement. We anticipate that we will not have sufficient cash available to repay the New Revolving Facility under the Loan Agreement in the event of default.

If we trigger an event of default under the Loan Agreement and any such event of default is not waived by our lenders, we would not be able to borrow under the Loan Agreement, and our lenders would have the right to terminate the loan commitments under the Loan Agreement, accelerate repayment of all obligations under the Loan Agreement, and foreclose its liens against substantially all of our assets and take possession and sell any such assets to reduce any such obligations. While the lenders have previously granted the Company waivers of certain events of default, there is no guarantee that they will be willing to do so in the future. In addition, the rights of the lenders under the Loan Agreement are fully transferable and assignable and there is no guarantee that any transferee will be willing to grant any such waivers or have interests that align with the Company and its stockholders. In the case of an event of default in respect of which we are unable to negotiate with our lenders for a waiver or dispensation or upon maturity, if we do not have sufficient liquid assets to repay amounts outstanding under the Loan Agreement, the lenders have the right to foreclose their liens against all of our assets and take possession and sell any such assets to reduce any such obligations. As a result, we would likely be unable to continue our operations, be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. These events would have a material adverse effect on our business, results of operations and financial position.

We have substantial indebtedness, which may reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness. As of March 31, 2026, the total aggregate indebtedness under the Loan Agreement was approximately $71.6 million of principal outstanding. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Loan Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Loan Agreement and to make payments on our indebtedness as they become due.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Loan Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under the Loan Agreement are subject to certain restrictions. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives. The Loan Agreement contains the financial covenants described above. These financial covenants are restrictive and failure to comply with these covenants would have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 18% and 27% of our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into and do not represent revenue earned) for the three months ended March 31, 2026 and 2025, respectively. Gross originations from Wayfair exclude transactions through KPay and only include transactions directly through the Wayfair waterfall platform. Our top ten direct merchants, which are merchants with whom we have a direct contractual arrangement, in the aggregate represented approximately 43% and 51% of our gross originations for the three months ended March 31, 2026 and 2025, respectively. The loss of any of our significant merchant partners, and in particular the loss of Wayfair, would materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, a material modification in the merchant agreement with Wayfair or another significant merchant or changes in the prominence of our solution on a significant merchant’s website or prioritization of our solution in a significant merchant’s waterfall could adversely affect our business, results of operations, financial condition, and prospects.

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

We also depend on continued relationships with key partners that assist in obtaining and maintaining our relationships with merchants. There is a risk that e-commerce platforms with which we partner (such as Shopify, BigCommerce, WooCommerce, and Magento) may limit or prevent Katapult from being offered as a payment option at checkout. We also face the risk that our key partners could become competitors of our business.

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

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, since we launched the app in late 2022, transactions that were completed using KPay have grown to represent 42% and 35% of our total gross originations for the three months ended March 31, 2026 and 2025, respectively. Approximately 61% of our 2026 gross originations started with an interaction in our mobile app.

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

We incurred a net income (loss) of $5.7 million and $(5.7) million during the three months ended March 31, 2026 and March 31, 2025, respectively. Net income for the three months ended March 31, 2026 was primarily driven by a non-cash gain resulting from the remeasurement of the Company’s derivative liability to fair value. As of March 31, 2026, our accumulated deficit was approximately $141.4 million. While our operating expenses were stagnant for the year ended December 31, 2025 compared to the year ended December 31, 2024, we may need to further increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

We rely on card issuers and payment processors, and must pay a fee for this service. American Express recently notified us that they will no longer serve as a processor for us. From time to time, payment processors such as Visa or Mastercard may increase the interchange fees that they charge for each transaction using one of their cards. The payment processors routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants. Furthermore, if we do not comply with the payment processors’ requirements (e.g., their rules, bylaws, and charter documentation), the payment processors could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. The termination of our registration due to failure to comply with the applicable requirements of our payment processors, or any changes in the payment processors’ rules that would impair our registration, could require us to stop utilizing payment services from our payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

We use AI/ML in many aspects of our business. Our AI/ML capabilities are a combination of internally developed proprietary models and third-party data and services. In particular, we use AI/ML to create models which provide data to assist in key aspects of our business, including fraud analysis, credit risk analysis, and product personalization. Our core decisioning technology including our proprietary decision engine, fraud propensity models, default propensity models, and our proprietary scoring system is developed and maintained internally by our engineering and data science teams. These internally developed models are trained on our own historical transactions, lease repayment performance data, as well as third-party data, and they power our real-time underwriting decisions, risk-based pricing engine and our patent-pending leasable product detection technology within mobile app marketplace - KPay. In addition to our internal data and proprietary models, we rely on approximately 2,000 data elements from third-party providers to supplement the information collected directly from applicants. These third-party data sources include credit data providers, identity fraud check providers as well as digital identity intelligence and authentication platforms that assist in detecting and preventing payment fraud ensuring secure transactions. We also utilize third-party cloud infrastructure services, principally AWS, to host and operate our platform and we use certain third-party tools in areas such as marketing automation, customer engagement and collections.

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

Data privacy and security are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and security. For example, the CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for certain data breaches. The CCPA is indicative of a trend towards greater state-level regulation of data privacy and security in the U.S. A number of other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to customers whose personal data has been disclosed as a result of a data breach. For additional information on data privacy and security laws, regulations and rules we are, or may in the future become, subject to, see the section titled “Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We currently cooperate with Apple’s app store and the Google Play Android app store to distribute the Company’s app to users. As such, the promotion, distribution and operation of our application are subject to such distribution platforms’ standard terms and policies for application developers, which are subject to the interpretation of, and frequent changes by, these distribution channels. If these third-party distribution platforms change their terms and conditions in a manner that is detrimental to us, or refuse to distribute our application, or if any other major distribution channel with which we would like to seek collaboration refuses to collaborate with us in the future on commercially favorable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

For information on the laws, regulations, rules, and standards we are, or may in the future become, subject to, and the associated risk to our business, see the section titles “Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. See "Commitments and Contingencies” in Note 10 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-    Q. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond and/or such matters could otherwise materially and adversely impact our business, including resulting in additional dilution if we are obligated to issue shares to settle all or a portion of such legal proceedings.

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

Common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of March 31, 2026, there were 433,922 shares of common stock available for future issuance under our 2021 equity incentive plan.

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

Our independent registered public accountants have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot refinance our indebtedness and adequately fund our operations.

We believe that we will not have sufficient cash available to repay our outstanding indebtedness if it were accelerated upon an event of default or at its scheduled maturity in December 2026 absent refinancing or extension. In addition, our credit facility contains financial covenants and future compliance with certain covenants may require additional waivers from the lenders, including waivers similar to those obtained subsequent to March 31, 2026. There can be no assurance that we will be able to maintain compliance with these covenants or obtain such waivers. As a result of these conditions, our independent registered public accountants issued an opinion in connection with the audit of our financial statements for the fiscal year ended December 31, 2025 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The inclusion of an explanatory paragraph in the audit opinion regarding substantial doubt about our ability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relationships with third parties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

10.1
Limited Waiver, dated January 15, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 15, 2026).

10.2
Limited Waiver, dated February 13, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2026).

10.3
Limited Waiver, dated March 9, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 11 , 2026).

10.4
Limited Waiver, dated April 15, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 16 , 2026).

10.5*	Limited Waiver, dated May 5, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
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

Date:	May 7, 2026	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)