Form 10-Q
period 2026-06-30
Katapult Holdings, Inc.
filed 2026-08-04
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2026: 4,972,405

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

“Merger Agreement” means that certain Agreement and Plan of Merger, dated December 11, 2025, by and among Merger Sub 1, Merger Sub 2, CCFI, and Aaron’s (as amended by the First Amendment to the Agreement and Plan of Merger, dated June 17, 2026, and as it may be further amended, restated, supplemented or otherwise modified from time to time).

“Merger Sub 1” means Katapult Merger Sub 1, Inc., a Delaware corporation and wholly owned indirect subsidiary of Katapult.

“Merger Sub 2” means Katapult Merger Sub 2, LLC, a Delaware limited liability company and wholly owned indirect subsidiary of Katapult.

“Mergers” means the CCFI Merger, together with the Aaron’s Merger.

“Non-Exclusive Patent License Agreement” means that certain Non-Exclusive Patent License Agreement, dated June 5, 2026, by and between Katapult Holdings, Inc., FlexShopper, Inc. and ReadySett LLC.

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

“Third Amendment: means that certain Limited Waiver and Third Amendment to Amended and Restated Loan and Security Agreement, dated June 2, 2026, among the Credit Parties, Midtown Madison Management LLC, and the lenders party thereto.

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
•uncertainty of our estimates of market opportunity and forecasts of market growth, including the home furnishings and retail environment;
•the concentration of a significant portion of our transaction volume with a single merchant, or type of merchant or industry;
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
June 30, 2026

References in this Quarterly Report on Form 10-Q to “KPLT”, “Katapult”, “we”, “us”, “the Company”, or “our” means Katapult Holdings Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,046	$22,432
Restricted cash	6,042	1,048
Property held for lease, net of accumulated depreciation and impairment (Note 3)	69,423	73,691
Prepaid expenses and other current assets	3,427	4,257
Deferred financing costs, net	1,818	3,802
Total current assets	98,756	105,230
Property and equipment, net	136	163
Capitalized software and intangible assets, net	2,773	2,119
Right-of-use assets, non-current	312	339
Security deposits	15	15
Total assets	$101,992	$107,866
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,525	$1,891
Accrued liabilities (Note 4)	15,672	17,701
Accrued litigation settlement (Note 10)	1,250	750
Unearned revenue	5,488	4,883
Revolving line of credit, net (Note 5)	74,065	78,727
Derivative liability (Note 11)	8,700	13,600
Lease liabilities	56	51
Total current liabilities	109,756	117,603
Lease liabilities, non-current	362	392
Other liabilities	—	45
Total liabilities	110,118	118,040
MEZZANINE EQUITY
Series A Convertible Preferred Stock, $.0001 par value; 35,000 shares authorized and issued (and outstanding) as of June 30, 2026 and December 31, 2025; stated value $1,000 per share; as of June 30, 2026, liquidation preference was $39.5 million.	$11,308	$11,308
Series B Convertible Preferred Stock, $.0001 par value; 30,000 shares authorized and issued (and outstanding) as of June 30, 2026 and December 31, 2025; stated value $1,000 per share; as of June 30, 2026, liquidation preference was $33.8 million.	16,601	16,601
Total mezzanine equity	27,909	27,909
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value; 250,000,000 shares authorized; 4,792,405 and 4,750,258 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	109,753	109,003
Accumulated deficit	(145,788)	(147,086)
Total stockholders' deficit	(36,035)	(38,083)
Total liabilities, mezzanine equity and stockholders' deficit	$101,992	$107,866

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Rental revenue	$73,512	$70,716	$150,934	$141,794
Other revenue	1,249	1,170	2,848	2,038
Total revenue	74,761	71,886	153,782	143,832
Cost of revenue	63,253	60,718	124,075	118,315
Gross profit	11,508	11,168	29,707	25,517
Operating expenses	13,437	12,578	27,301	27,463
Income (loss) from operations	(1,929)	(1,410)	2,406	(1,946)
Loss on extinguishment of term loan	—	(1,040)	—	(1,040)
Interest expense and other fees	(3,173)	(5,361)	(6,312)	(10,505)
Interest income	157	26	287	83
Change in fair value of derivative liability and warrants	630	11	4,946	(25)
Income (loss) before income taxes	(4,315)	(7,774)	1,327	(13,433)
Provision for income taxes	(73)	(61)	(29)	(90)
Net income (loss)	$(4,388)	$(7,835)	$1,298	$(13,523)

Net loss attributable to common stockholders	$(7,717)	$(7,835)	$(5,062)	$(13,523)

Weighted average common shares outstanding - basic and diluted	5,491	4,813	5,473	4,716

Net loss per common share attributable to common stockholders - basic and diluted	$(1.41)	$(1.63)	$(0.92)	$(2.87)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Mezzanine Equity		Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	65,000	$27,909	4,750	$—	$109,003	$(147,086)	$(38,083)
Net income	—	—	—	—	—	1,298	1,298
Vesting of restricted stock units	—	—	58	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(16)	—	(108)	—	(108)
Stock-based compensation expense	—	—	—	—	858	—	858
Balances at June 30, 2026	65,000	$27,909	4,792	$—	$109,753	$(145,788)	$(36,035)

	Mezzanine Equity		Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$—	4,447	$—	$101,657	$(148,451)	$(46,794)
Net loss	—	—	—	—	—	(13,523)	(13,523)
Issuance of 2025 Blue Owl Warrants in connection with the Loan Agreement	—	—	—	—	3,934	—	3,934
Vesting of restricted stock units	—	—	75	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(36)	—	(361)	—	(361)
Stock-based compensation expense	—	—	—	—	1,930	—	1,930
Issuance of shares due to litigation settlement			84	—	752	—	752
Balances at June 30, 2025	—	$—	4,570	$—	$107,912	$(161,974)	$(54,062)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands)
(unaudited)

	Mezzanine Equity		Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at March 31, 2026	65,000	$27,909	4,765	$—	$109,473	$(141,400)	$(31,927)
Net loss	—	—	—	—	—	(4,388)	(4,388)
Vesting of restricted stock units	—	—	32	—	—	—	—
Repurchases of restricted stock for payroll tax withholding	—	—	(5)	—	(32)	—	(32)
Stock-based compensation expense	—	—	—	—	312	—	312
Balances at June 30, 2026	65,000	$27,909	4,792	$—	$109,753	$(145,788)	$(36,035)

	Mezzanine Equity		Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at March 31, 2025	—	$—	4,484	$—	$102,452	$(154,139)	$(51,687)
Net loss	—	—	—	—	—	(7,835)	(7,835)
Issuance of 2025 Blue Owl Warrants in connection with the Loan Agreement	—	—	—	—	3,934	—	3,934
Vesting of restricted stock units	—	—	13	—	—	—	—
Repurchase of restricted stock for payroll tax withholding	—	—	(11)	—	(90)	—	(90)
Stock-based compensation expense	—	—	—	—	864	—	864
Issuance of shares due to litigation settlement	—	—	84	—	752	—	752
Balances at June 30, 2025	—	$—	4,570	$—	$107,912	$(161,974)	$(54,062)

See accompanying notes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,298	$(13,523)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,685	81,180
Depreciation for early lease purchase options (buyouts)	21,577	19,010
Depreciation for impaired leases	14,720	13,932
Change in fair value of derivative liability, warrants, and other	(4,982)	25
Stock-based compensation	858	1,930
Loss on extinguishment of term loan	—	1,040
Amortization of debt discount	—	1,873
Amortization of debt issuance costs, net	2,060	361
Accrued PIK interest expense	—	1,172
Amortization of right-of-use assets	23	161
Changes in operating assets and liabilities:
Property held for lease	(114,078)	(115,784)
Prepaid expenses and other current assets	871	2,947
Accounts payable	2,634	1,036
Accrued liabilities	(2,613)	1,485
Accrued litigation	500	(500)
Lease liabilities	(25)	(159)
Unearned revenues	605	618
Net cash provided by (used in) operating activities	6,133	(3,196)
Cash flows from investing activities:
Purchases of property and equipment	(24)	(24)
Additions to capitalized software	(730)	(636)
Net cash used in investing activities	(754)	(660)
Cash flows from financing activities:
Proceeds from New and Existing Revolving Facilities	8,844	10,013
Principal repayments on New and Existing Revolving Facilities	(13,506)	(12,154)
Payments of deferred financing costs	(1)	(1,204)
Repurchases of restricted stock	(108)	(361)
Net cash used in financing activities	(4,771)	(3,706)
Net increase (decrease) in cash, cash equivalents and restricted cash	608	(7,562)
Cash, cash equivalents and restricted cash at beginning of period	23,480	16,552
Cash, cash equivalents and restricted cash at end of period	$24,088	$8,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,890	$7,066
Cash paid for income taxes	$547	$48
Cash paid for operating leases	$54	$112

See accompanying notes.

Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants to purchase common stock in connection with debt refinancing	$—	$3,934
Issuance of common stock for litigation settlement	$—	$752
Issuance of New Term Loan derivative liability in connection with debt refinancing	$—	$3,558
Debt issuance costs accrued but not yet paid	$75	$3,103
Extinguishment of Existing Term Loan	$—	$32,654
Acquisition of intangible asset through accrued liabilities	$509	$—

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
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements include the accounts of Katapult Holdings, Inc. and its wholly owned subsidiaries. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company had no items of other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025; accordingly, net loss equals comprehensive loss in our condensed consolidated statements of operations, and accumulated other comprehensive income (loss) was zero as of June 30, 2026 and December 31, 2025 in our condensed consolidated balance sheets.
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

The Mergers are currently expected to close in August 2026, subject to customary closing conditions, including approval of the Company’s stockholders and the equityholders of CCFI and Aaron’s, and other customary conditions.

The Company continues to evaluate the accounting and financial reporting implications of the Mergers, including purchase accounting and the related impact on its condensed consolidated financial statements. In connection with the pending Mergers, the Company incurred $1.0 million and $2.7 million of transaction-related costs during the three and six months ended June 30, 2026, respectively, consisting primarily of professional and consulting fees and retention-related compensation costs, which are

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

included in operating expenses within the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

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

Property Held for Lease, Net of Accumulated Depreciation and Impairment— Property held for lease consists of furniture, mattresses, customer electronics, appliances, and other durable goods offered for lease-purchase in the normal course of business. Such property is provided to customers pursuant to a lease-purchase agreement with a minimum lease term; typically one week, two weeks, or one month. The duration of the aggregated leases are typically 12 or 18 months. The average customer continues to lease the property for approximately 7 months because the customer either exercises the early lease-purchase option (buyout) or terminates the lease-purchase agreement prior to the end of the 12 or 18 month renewal periods. As a result, property held for lease is classified as a current asset on the condensed consolidated balance sheets.

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

Mezzanine Equity— The Company classifies preferred stock and other financial instruments as mezzanine equity when such instruments are redeemable at the option of the holder or upon the occurrence of events that are not solely within the Company’s control. Mezzanine equity instruments are presented outside of stockholders’ equity on the consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 480-10-S99 and related SEC guidance. The Company evaluates the classification of such instruments at issuance and upon the occurrence of any modification or triggering event. The carrying amount of redeemable instruments is adjusted to their redemption value when redemption becomes probable. The Company recognizes accretion to redemption value when it concludes that a contingent redemption event has become probable or when the instrument otherwise becomes currently redeemable in accordance with its contractual terms.

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

Other Revenue— Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships. The sale of property held for lease is considered recurring and ordinary in nature to the Company’s business, and as such, these sales are accounted for within the scope of ASC 606, Revenue from Contracts with Customers. The payment terms require a fixed amount paid upfront by the third-party buyer based on a negotiated percentage of the collectible value of the unpaid balance of the delinquent leases being sold and is not subject to future adjustments or recourse provisions. Revenue from such sales is recognized at the point in time when control of the remaining unpaid delinquent lease balances and lease agreements are transferred to the third party buyer, which occurs upon execution of the sale agreement and receipt of consideration. Other revenue of $1.2 million and $1.2 million was recognized for the three months ended June 30, 2026 and 2025, respectively and $2.8 million and $2.0 million was recognized for the six months ended June 30, 2026 and 2025, respectively.

Concentration of Credit Risk— The Company’s concentration of credit risk consists primarily of cash. A portion of the Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of June 30, 2026 and 2025, the Company did not have any customers that accounted for

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

10% or more of outstanding gross accounts receivable or total revenue during the three and six months ended June 30, 2026 and 2025. Customer leases with the Company’s largest merchant, Wayfair Inc., represented more than 10% of our total revenue for the three and six months ended June 30, 2026 and 2025.

Cash, Cash Equivalents and Restricted Cash— The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows:

	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$18,046	$22,432
Restricted cash	6,042	1,048
Total cash, cash equivalents and restricted cash	$24,088	$23,480

Net Income (Loss) Per Share— The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in accordance with ASC 260, Earnings Per Share.

The Company applies the two-class method because its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are considered participating securities. Under this method, net income (loss) is allocated to common stockholders and participating securities based on their respective rights to receive dividends. Net income (loss) attributable to common stockholders reflects net income (loss) adjusted for dividends on the Company's preferred stock, including the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. For purposes of computing earnings per share, accumulated but undeclared dividends on the Company's preferred stock reduce income available to common stockholders even though no liability is recognized on the condensed consolidated balance sheets.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company applies the if-converted method for its convertible preferred stock and the treasury stock method for warrants, restricted stock units (“RSUs”) and stock options. Potentially dilutive securities are included in diluted net income (loss) per share only to the extent they are dilutive.

In applying the if-converted method, the Company evaluates the impact of its convertible preferred stock on diluted earnings per share by comparing the results under the two-class method and the if-converted method, and includes such securities only when the effect is dilutive.

In periods in which the Company reports a net loss attributable to common stockholders, or when the inclusion of potentially dilutive securities would increase earnings per share, diluted net income (loss) per share equals basic net income (loss) per share, as the inclusion of such securities would be anti-dilutive.

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

Recent Accounting Pronouncements Not Yet Adopted— In November 2024, the FASB issued ASU 2024-03, which improves the disclosures about a public business entity’s expenses. ASU 2024-03 is effective for the Partnership for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Partnership is currently assessing the impact of the adoption of this pronouncement on the consolidated financial statements.

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

In April 2026, the FASB issued ASU 2026-01, Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, to provide authoritative guidance on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock. ASU 2026-01 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2026-01.
3.PROPERTY HELD FOR LEASE, NET OF ACCUMULATED DEPRECIATION AND IMPAIRMENT

Property held for lease, net of accumulated depreciation and impairment consists of the following:

	June 30,	December 31,
	2026	2025
Property held for lease	$186,538	$192,015
Less: accumulated depreciation and impairment	(117,115)	(118,324)
Property held for lease, net	$69,423	$73,691
The table below details the cost of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense for property held for lease over the lease term	$41,707	$41,473	$82,049	$80,534
Depreciation for early lease purchase options (buyouts)	10,449	9,346	21,577	19,010
Depreciation for impaired leases	8,062	7,300	14,720	13,932
Other (1)	3,035	2,599	5,729	4,839
Total cost of revenue	$63,253	$60,718	$124,075	$118,315
(1) Other consists mainly of payment processing fees, incentives and other lease related costs.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

4.ACCRUED LIABILITIES
Accrued liabilities consists of the following:

	June 30,	December 31,
	2026	2025
Bonus accrual	$3,740	$4,183
Sales tax payable	6,606	7,134
Unfunded lease payable	2,507	2,457
Interest payable	135	24
Other accrued liabilities	2,684	3,903
Total accrued liabilities	$15,672	$17,701
5.DEBT & LIQUIDITY

On June 12, 2025, the Company entered into the 2025 Loan Agreement which amended and restated its prior credit agreement.

Prior to the effectiveness of the 2025 Loan Agreement, the Company’s borrowings included a revolving credit facility (the “Existing Revolving Facility”) and a term loan. The term loan bore interest that included a payment-in-kind (“PIK”) component and was fully repaid on November 3, 2025. Accordingly, the Company’s results for the three and six months ended June 30, 2025 reflect interest expense and related costs associated with the term loan that are not present in the 2026 period.

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

On June 2, 2026, the Company entered into the Third Amendment and Limited Waiver to the 2025 Loan Agreement. Pursuant to the Third Amendment, the lenders permanently waived the Company's failure to satisfy the Minimum Trailing Three-Month Net Originations covenant as of May 31, 2026 and eliminated such covenant and the related performance-based advance rate provisions from the 2025 Loan Agreement. In connection with these changes, the advance rate used to determine borrowing availability under the New Revolving Facility was reduced from 90% to 85%. As of June 30, 2026, the Company was in compliance with all financial covenants under the New Revolving Facility.

As of June 30, 2026 and December 31, 2025, the Company had $74.1 million and $78.7 million, respectively, outstanding under the New Revolving Facility, with interest rates of 11.2% and 11.5% respectively.

Debt issuance costs are amortized over the life of the New Revolving Facility and included in interest expense. Unamortized issuance costs were $1.8 million and $3.8 million as of June 30, 2026 and December 31, 2025, respectively. Amortization expense related to debt issuance costs was $1.0 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense related to debt issuance costs was $2.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

Liquidity & Going Concern

The New Revolving Facility matures on December 4, 2026, which is within one year after the date these financial statements are issued. As of the issuance date of these financial statements, the Company does not have sufficient standalone liquidity to repay the outstanding balance of the New Revolving Facility at its contractual maturity. Accordingly, management concluded

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

that these conditions and events raised substantial doubt about the Company's ability to continue as a going concern in accordance with ASC 205-40.
Management intends to refinance, extend or replace the New Revolving Facility prior to its maturity. In addition, the Company expects the pending mergers with CCFI and Aaron's to close in August 2026. Following completion of the mergers, the Company expects to have sufficient liquidity to repay the New Revolving Facility, if necessary, and to support the refinancing, extension or replacement of the facility. Based on these plans, management concluded that it is probable the plans will be effectively implemented and will mitigate the conditions and events that raised substantial doubt. Accordingly, management concluded that substantial doubt has been alleviated.
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

The Company classifies the Katapult Convertible Preferred Stock as mezzanine equity because it is not mandatorily redeemable but is redeemable upon the occurrence of events that are not solely within the Company’s control. The Company has concluded that the events upon which the Katapult Convertible Preferred Stock becomes redeemable are not considered probable to occur and, accordingly, no remeasurement or accretion to redemption value has been recognized for the periods presented.

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

As of June 30, 2026, the Convertible Preferred Derivative was remeasured to a fair value of $8.7 million. During the three and six months ended June 30, 2026, the Company recognized gains of $0.6 million and $4.9 million, respectively, resulting from the remeasurement of the Convertible Preferred Derivative. As of December 31, 2025, the Convertible Preferred Derivative had a fair value of $13.6 million. See Note 11 for additional information regarding fair value measurements.

As of June 30, 2026 and December 31, 2025, there were 35,000 shares of Series A Convertible Preferred Stock and 30,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

As of June 30, 2026, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock had liquidation preference totals of $39.5 million and $33.8 million, respectively. As of December 31, 2025, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock had liquidation preference totals of $36.0 million and $30.9 million, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The Katapult Convertible Preferred Stock initially accrued cumulative dividends at an annual rate of 18% from the Initial Issue Date. Pursuant to the terms of the Katapult Convertible Preferred Stock, as supplemented by a waiver entered into by Hawthorn, because the Preferred Stockholder Approval was not obtained on or before the date of the Company's first annual or special meeting of stockholders following November 3, 2025 (the "Dividend Step-up Deadline"), the cumulative annual dividend rate increased to 19%. The cumulative annual dividend rate will remain 19% until the Preferred Stockholder Approval is first obtained, if at all, at which time the cumulative annual dividend rate will decrease to 12%. Dividends may be paid in cash or added to the liquidation preference.

As of June 30, 2026, the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock had accumulated undeclared dividends accrued to the liquidation preference of the Convertible Preferred Stock of $4.5 million and $3.8 million, respectively. As of December 31, 2025, the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock had accumulated undeclared dividends accrued to the liquidation preference of the Convertible Preferred Stock of $1.0 million and $0.9 million, respectively.
7.STOCK-BASED COMPENSATION
As of June 30, 2026, the Company maintained two stock incentive plans: the Katapult 2014 Plan and the Katapult 2021 Plan.

No equity awards have been granted under the Katapult 2014 Plan since October 2020, and the Company does not expect to be grant any additional awards under this plan.
Stock Options
A summary of the status of the stock options under the Katapult 2014 Plan as of June 30, 2026, and changes during the six months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - December 31, 2025	255,189	$6.97	3.4	$350
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(40)	12.50
Balance - June 30, 2026	255,149	$6.97	2.9	$381
No stock options were exercised during either the six months ended June 30, 2026 or 2025.
Katapult 2021 Plan

The 2021 Plan provides for the issuance of equity awards to employees, directors and consultants. Awards granted under the plan generally vest over one to four years. As of June 30, 2026, there were 376,261 shares of common stock available for future issuance under our 2021 equity incentive plan.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the Company’s RSU activity under the 2021 Plan during the six months ended June 30, 2026:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Balance - December 31, 2025	115,758	$16.04
Granted	62,937	7.15
Vested	(75,117)	15.77
Forfeited	(6,443)	17.39
Balance - June 30, 2026	97,135	$10.40

Stock-Based Compensation Expense— Stock-based compensation expense was $0.3 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations.

As of June 30, 2026, there was $0.8 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of RSUs vested during the six months ended June 30, 2026 was $0.5 million.
8.INCOME TAXES
The income tax provision of $0.07 million and $0.06 million was recorded for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was (1.47)% and (0.78)% for the three months ended June 30, 2026 and 2025, respectively. The provision for the three months ended June 30, 2026 and 2025, relates predominately to state income taxes.The Company’s effective tax rate for the three month period ended June 30, 2026 and 2025 is different than the statutory rate primarily due to changes to the Company’s valuation allowance.

The income tax provision of $0.03 million and $0.09 million was recorded for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was (0.80)% and (0.67)% for the six months ended June 30, 2026 and 2025, respectively. The provision for the six months ended June 30, 2026 and 2025, relates predominately to state income taxes. The Company’s effective tax rate for the six month period ended June 30, 2026 and 2025 is different than the statutory rate primarily due to changes in the Company’s valuation allowance.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforward of $234.2 million that expire in 2036 and 2037 and includes $211.7 million that have an unlimited carryforward period. As of December 31, 2025, the Company had U.S. state and local net operating loss carryforwards of $69.1 million that expire from 2026 to 2045.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences. The Company remains in a cumulative tax loss position for the 36 months ended June 30, 2026, and determined that it is more likely than not that its net deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance as of June 30, 2026 and December 31, 2025.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

9.NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using net income (loss) attributable to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Basic net income (loss) per share is calculated using the two-class method. See Note 2 for a description of the Company's accounting for participating securities and accumulated undeclared preferred dividends.

For the three months ended June 30, 2026, net loss attributable to common stockholders was reduced by $1.8 million and $1.5 million of accumulated undeclared dividends on the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively. For the six months ended June 30, 2026, net loss attributable to common stockholders was reduced by $3.4 million and $2.9 million of accumulated undeclared dividends on the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively.

Potentially dilutive securities are included in diluted net income (loss) per share only to the extent their effect is dilutive. Because the Company reported net loss attributable to common stockholders for the three and six months ended June 30, 2026, all potential common shares were anti-dilutive and excluded from diluted weighted-average shares outstanding. Accordingly, diluted weighted-average shares outstanding equaled basic weighted-average shares outstanding for both periods.

The following table summarizes the Company’s computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(4,388)	$(7,835)	1,298	$(13,523)
Accumulated undeclared dividends Series A Preferred Stock	(1,792)	—	(3,425)	—
Accumulated undeclared dividends Series B Preferred Stock	(1,536)	—	(2,935)	—
Net loss attributable to common stockholders	$(7,717)	$(7,835)	$(5,062)	$(13,523)
Denominator:
Weighted average common shares outstanding - basic and diluted	5,491	4,813	5,473	4,716

Net loss per common share attributable to common stockholders - basic and diluted	$(1.41)	$(1.63)	$(0.92)	$(2.87)

Lender Warrants

The Company has issued warrants that are exercisable for little or no consideration. Accordingly, the underlying shares are included in weighted average shares outstanding for both basic and diluted net income (loss) per share from the dates they became exercisable. The Company repurchased and reissued these warrants on November 3, 2025 in connection with the Hawthorn transaction, which did not impact basic or diluted loss per share.

IPO Warrants

The Company's IPO warrants were excluded from basic weighted-average shares outstanding and were evaluated for inclusion in diluted net income (loss) per share under the treasury stock method prior to their expiration on June 9, 2026. The IPO warrants were out-of-the-money and anti-dilutive for all periods presented and therefore were excluded from diluted weighted-average shares outstanding.

Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

The Company's Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are included in the computation of basic net income (loss) per share under the two-class method.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

For diluted earnings per share, these instruments are evaluated under the if-converted method. For the three and six months ended June 30, 2026, the effect of the assumed conversion was anti-dilutive and, accordingly, the shares issuable upon conversion were excluded from diluted weighted-average shares outstanding.

The Company's other potentially dilutive securities, including unvested RSUs, stock options and warrants, were anti-dilutive for the three and six months ended June 30, 2026 and 2025 and were excluded from diluted weighted-average shares outstanding.
The following table summarizes potential common shares outstanding at each period end that were excluded from diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2026	2025
Public warrants	—	500,000
Private warrants	—	13,300
Stock options	255,149	270,554
Unvested restricted stock units	97,135	187,744
Shares issuable upon Series A and Series B Preferred Stock Conversion	6,171,860	—
Total potential common shares excluded	6,524,144	971,598
10.COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management believes that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company is not currently aware of any indemnification or other claims, except as discussed below. The Company has accrued liabilities related to such obligations in the condensed consolidated financial statements when estimable and probable, as of June 30, 2026 and December 31, 2025.
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

During the three months ended June 30, 2026, the Company made its next installment payment for $0.3 million. As of June 30, 2026 and December 31, 2025, the Company had $0.25 million and $0.8 million, respectively, recorded as litigation settlement liabilities related to the settlement agreement. All obligations under the settlement are expected to be fully satisfied by September 30, 2026.

FlexShopper Litigation

On September 30, 2024, FlexShopper, Inc. (“FlexShopper”) filed a complaint against Katapult in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleged patent infringement and sought an injunction as well as damages for alleged lost profits and willfulness. On November 24, 2025, the court granted plaintiff’s counsel’s motion to withdraw due to “irreconcilable differences” and on January 20, 2026, the deadline, new counsel entered an appearance for plaintiff. On December 23, 2025, plaintiff filed for Chapter 11 protection in U.S. Bankruptcy Court for the District of Delaware. On March 3, 2026, FlexShopper was sold to ReadySett, LLC a subsidiary of Snap Finance.

On June 5, 2026, the Company entered into a Patent License Agreement with ReadySett, LLC, resolving previously pending patent litigation. Under the agreement, the Company agreed to pay a lump-sum amount in exchange for a perpetual license to certain FlexShopper patents and the dismissal of all litigation-related claims. Based on management’s estimate of the fair value of the acquired patent license, the Company recognized a portion of the consideration as an intangible asset related to the patent license and the remainder as litigation settlement expense within operating expenses during the three and six months ended June

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

30, 2026. The patent license is being amortized over its estimated useful life of eight years. As a result of the settlement, the litigation was resolved and no further loss contingency exists as of June 30, 2026. The related settlement liability remained accrued as of June 30, 2026 and is expected to be paid during the third quarter of 2026.

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

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability that are used when observable inputs are not available.
New Revolving Facility

	June 30, 2026		December 31, 2025
	Carrying amount	Fair value	Carrying amount	Fair value
New Revolving Facility	$74,065	$74,065	$78,727	$79,090

The New Revolving Facility is carried at amortized cost. As of June 30, 2026 and December 31, 2025, the unamortized debt discount and issuance costs associated with the New Revolving Facility were $1.8 million and $3.8 million, respectively. The estimated fair value of the New Revolving Facility was determined using Level 2 inputs based on the Company's estimated credit rating and the trading values of similar debt instruments with comparable credit characteristics. As of June 30, 2026, the Company also considered its ability to voluntarily prepay the outstanding borrowings without penalty or premium in estimating fair value, and the estimated fair value approximated the carrying amount.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Derivative Liability

The Company’s derivative liability consists of a compound embedded derivative associated with the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (the “Convertible Preferred Derivative”).

	Fair Value Measurement Using (as of June 30, 2026)
	Level 1	Level 2	Level 3	Total
Convertible Preferred Derivative	$—	$—	$8,700	$8,700

	Level 3 Rollforward - Derivative Liability ( June 30, 2026)
	Balance at December 31, 2025	Change in fair value recognized in earnings	Conversions/ settlements	Balance at June 30, 2026
Convertible Preferred Derivative	$13,600	$(4,900)	$—	$8,700

The Convertible Preferred Derivative arises from the contingent redemption feature and the embedded conversion feature in the Company’s convertible preferred stock (see Note 6 for further information). These features are valued together as a single compound embedded derivative. The contingent redemption feature and embedded conversion feature do not meet the equity classification criteria under ASC 815-40 because they are not indexed solely to the Company’s own stock. Accordingly, these features were bifurcated from the host convertible preferred stock and recorded as a derivative liability at fair value, with subsequent changes in fair value recorded in “Change in fair value of derivative liability and warrants” in the condensed consolidated statements of operations.

The Convertible Preferred Derivative is classified within Level 3 of the fair value hierarchy and is remeasured at fair value at each reporting date, with changes recognized in earnings. The decrease in fair value during the six months ended June 30, 2026 was primarily driven by a shorter expected time to a potential liquidity event and changes in the Company’s stock price.

The significant assumptions used in valuing the derivative liabilities as of June 30, 2026 include the following:

Convertible Preferred Derivative
Assumptions	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Units
Time to Liquidity	0.11	0.11	Years
Risk free rate (continuous)	3.7%	3.7%	Percent per annum
Volatility	45.0%	45.0%	Percent
Dividend Rate	18% - 19%	18% - 19%	Percent per annum
Discount Rate	19.0%	18.0%	Percent per annum

Warrant Liability

	Warrant liability - Public (Level 1) & Private Warrants (Level 3)
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2025	$45	$—	$1	$46
Change in fair value	(45)	—	(1)	(46)
Balance at June 30, 2026	$—	$—	$—	$—

The Public and Private Warrants expired unexercised on June 9, 2026, and the related warrant liability was eliminated upon expiration. As of June 30, 2026, no Public or Private Warrants remained outstanding. Changes in the fair value of the warrant liability were recorded in "Change in fair value of derivative liability and warrants" in the condensed consolidated statements of operations.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

During the six months ended June 30, 2026 and 2025, there were no transfers between levels.

12.SEGMENT REPORTING

The Company is a U.S. domiciled business, with operations in 46 states and the District of Columbia, providing lease payment options to consumers to obtain durable goods from omnichannel and e-commerce partners. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment. The accounting policies for this segment are the same as those described in the summary of significant accounting policies and the measure of segment assets is reported on the condensed consolidated balance sheet as total assets. There have been no changes in the Company’s organizational structure or reporting practices during the six months ended June 30, 2026

The Company’s chief operating decision maker (“CODM”) is the chief executive officer, Orlando Zayas. The CODM manages the business activities on a consolidated basis and measures the profitability of the Company's single reporting segment using net loss, a measure that is also reported in the condensed consolidated statements of operations. Net loss is used by the CODM to evaluate results and is considered in determining capital allocation. The CODM considers net income (loss) to evaluate the performance of assets in deciding where to invest into the business, such as in areas such as technology, resources, or other growth initiatives. Net income (loss) is also used to monitor budget versus actual results.

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

Revenues from external customers, cost of revenue, interest income, and income tax expense/benefit can be found in the condensed consolidated statements of operations. Accumulated depreciation and impairment is included in Note 3, Property Held for Lease, Net of Accumulated Depreciation and Impairment. Significant noncash items other than depreciation and amortization expense are included in the condensed consolidated statements of cash flows. Interest expense was $3.2 million and $5.4 million for the three months ended June 30, 2026 and 2025, respectively, and $6.3 million and $10.5 million for the six months ended June 30, 2026 and 2025, respectively.
13.SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued and determined that there were no subsequent events requiring recognition in or disclosure to the condensed consolidated financial statements.

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

Recent Developments

Pending Strategic Mergers with CCFI and Aaron’s

On December 11, 2025, we entered into the Merger Agreement pursuant to which CCFI and Aaron’s will become wholly owned subsidiaries of the Company, and the Company will remain a publicly traded entity. The Mergers, if completed, will create a premier omni-channel platform that provides non-prime consumers access to durable goods and a comprehensive suite of innovative financial solutions tailored to their specific needs. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Mergers. The Mergers are expected to close in August 2026 following the receipt of the requisite stockholder and regulatory approvals and other customary closing conditions.

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

Revenue is recognized over a period of time subsequent to the gross originations (on average over a 7 month period). Historically, we recognized approximately 70-75% of revenue from gross originations two quarters after the quarter in which the origination occurred.

The following tables present gross originations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	$	%
Gross Originations	$75,494	$72,138	$3,356	4.7%

Gross originations through KPay represented 40% and 39% of gross originations during the three months ended June 30, 2026 and 2025, respectively.

Wayfair represented 17% and 27% of gross originations during the three months ended June 30, 2026 and 2025, respectively. The gross originations from Wayfair exclude transactions through KPay and only include transactions directly through the Wayfair waterfall platform.

	Six Months Ended June 30,		Change
	2026	2025	$	%
Gross Originations	$139,737	$136,337	$3,400	2.5%

Gross originations through KPay represented 41% and 37% of gross originations during the six months ended June 30, 2026 and 2025, respectively.

Wayfair represented 18% and 27% of gross originations during the six months ended June 30, 2026 and 2025, respectively. The gross originations from Wayfair exclude transactions through KPay and only include transactions directly through the Wayfair waterfall platform.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before interest expense and other fees, transaction related costs, stock-based compensation expense, debt refinancing costs, depreciation and amortization on property and equipment, intangibles and capitalized software, litigation and settlement expenses, provision for impairment of leased assets, interest income, gain on extinguishment of term loan and settlement of derivative liability, net, and change in fair value of derivative liability and warrants. Transaction-related costs consist primarily of professional fees incurred and retention bonus costs in connection with the Mergers.

We believe that adjusted EBITDA provides a meaningful understanding of our operating performance. See “—Non-GAAP Financial Measures” section below for a reconciliation of adjusted EBITDA, which is a non-GAAP measure utilized by management, to net income (loss).

RESULTS OF OPERATIONS (amounts in thousands, except per share data)

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Change	% Change
Revenue
Rental revenue	$73,512	$70,716	$2,796	4.0%
Other revenue	1,249	1,170	79	6.8%
Total revenue	74,761	71,886	2,875	4.0%
Cost of revenue	63,253	60,718	2,535	4.2%
Gross profit	11,508	11,168	340	3.0%
Operating expenses	13,437	12,578	859	6.8%
Income (loss) from operations	(1,929)	(1,410)	(519)	36.8%
Loss on extinguishment of term loan	—	(1,040)	1,040	(100.0%)
Interest expense and other fees	(3,173)	(5,361)	2,188	(40.8%)
Interest income	157	26	131	503.8%
Change in fair value of derivative liability and warrants	630	11	619	NM
Income (loss) before income taxes	(4,315)	(7,774)	3,459	(44.5%)
Provision for income taxes	(73)	(61)	(12)	19.7%
Net income (loss)	$(4,388)	$(7,835)	$3,447	(44.0%)

Net loss attributable to common stockholders	$(7,717)	$(7,835)	$118	(1.5)%

Weighted average common shares outstanding - basic and diluted	5,491	4,813	678	14.1%

Net loss per common share - basic and diluted	$(1.41)	$(1.63)	$0.22	(13.5%)

Revenue

Total revenue is comprised of rental revenue and other revenue. Rental revenue is recognized in the period it is earned and cash is collected. Other revenue consists primarily of the sale of property held for lease (and lease agreements) to third parties and other immaterial sources of income from third party relationships, and is recognized as performance obligations are satisfied.

The increase in total revenue of $2.9 million, or 4.0%, during the three months ended June 30, 2026 as compared to the same period in 2025 was primarily a result of gross originations growth and healthy customer payment collections. We saw gross originations growth during the three months ended June 30, 2026 as compared to the same period in 2025 primarily as a result of our mobile app featuring Katapult Pay and growth from our direct merchants. Write-offs as a percentage of total revenue was 9.7% and 9.8% during the three months ended June 30, 2026 as compared to the same period in 2025 and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

Cost of Revenue

Cost of revenue consists primarily of depreciation expense related to property held for lease, accelerated depreciation for impairment of property held for lease, accelerated depreciation of early lease-purchase options (buyouts), payment processing fees, and other costs associated with offering lease-purchase transactions to customers.

The increase in cost of revenue of $2.5 million, or 4.2%, during the three months ended June 30, 2026 as compared to the same period in 2025 was a result of higher gross origination growth and capitalized property held for leases. The increase in the property held for lease portfolio and the historical lease portfolio collection patterns impact the associated depreciation expense, which includes accelerated depreciation for early lease-purchase options (buyouts), and accelerated depreciation for impairment charges related to property held for lease. As depreciation expense is accelerated for buyouts and impairment, the cost of sales is greater earlier in the property held for lease asset life. As a result, in periods of high gross origination growth with higher rates of property held for lease additions, cost of sales will be disproportionately higher as compared to revenue growth.

Gross Profit

Gross profit as a percentage of total revenue remained relatively flat at 15.4% for the three months ended June 30, 2026 compared to 15.5% for the same period in 2025.

Operating Expenses

Operating expenses primarily consist of servicing costs, underwriting fees, professional and consulting fees, technology and data analytics expense, compensation costs, general and administrative expense and litigation settlement expenses. Servicing costs include permanent and temporary call center support. Underwriting fees primarily consist of data costs related to inputs for customer underwriting models. Professional and consulting fees include corporate legal, transaction related costs and accounting costs. Technology and data analytics expense includes technology costs and salaries and benefits for computer programming and data analytics employees that support our underlying technology and proprietary risk model algorithms. Compensation costs consist primarily of payroll and related costs and stock-based compensation. General and administrative expenses include insurance, occupancy costs, travel and entertainment, and other general overhead costs, including depreciation and amortization related to office equipment and software. Litigation settlement expenses consist of agreed upon settlement amounts that are probable and estimable and associated legal fees. Transaction related costs consist of professional fees and other expenses incurred in connection with financing and strategic activities. The increase in total operating expenses of $0.9 million, or 6.8%, during the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to $1.4 million increase in professional and consulting fees, including $0.8 million increase in transaction-related costs, and a $0.5 million increase in litigation and settlement expenses related to the FlexShopper settlement. These increases were partially offset by a $1.0 million decrease in compensation costs.

Interest Expense and Other Fees.

Interest expense and other fees decreased $2.2 million during the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to the absence of the New Term Loan following its extinguishment in November 2025, which eliminated the associated PIK interest and amortization of the related debt discount and issuance costs. The decrease was also attributable to lower average SOFR rate period-over-period.

Change in Fair Value of Derivative Liability and Warrants

The Company recognized a gain of $0.6 million during the three months ended June 30, 2026 compared to an immaterial change in 2025. The current period gain was primarily driven by the remeasurement of the Company’s derivative liability to fair value. The derivative liability was not outstanding during the three months ended June 30, 2025; prior period activity relates solely to changes in the fair value of warrant liabilities. These adjustments are non-cash in nature and reflect changes in the estimated fair value of these instruments at each reporting date. See Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more details.

Net Income (Loss)

As a result of the factors discussed above, the Company generated net loss of $(4.4) million during the three months ended June 30, 2026 compared to a net loss of $(7.8) million during the three months ended June 30, 2025.

Net Loss Attributable to Common Stockholders.

Net loss attributable to common stockholders was $(7.7) million during the three months ended June 30, 2026 compared to a net loss attributable to common stockholders of $(7.8) million during the three months ended June 30, 2025.

The Company generated net loss of $(4.4) million during the three months ended June 30, 2026, which, after a $(3.3) million reduction for accumulated undeclared dividends on the Company’s Series A and Series B Convertible Preferred Stock, resulted in a net loss attributable to common stockholders of $(7.7) million.

Net Loss Attributable to Common Stockholders Per Share — Basic and Diluted

Net loss per share attributable to common stockholders was $(1.41) basic and diluted for the three months ended June 30, 2026 compared to net loss per share attributable to common stockholders of $(1.63) basic and diluted for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Change	% Change
Revenue
Rental revenue	$150,934	$141,794	$9,140	6.4%
Other revenue	2,848	2,038	810	39.7%
Total revenue	153,782	143,832	9,950	6.9%
Cost of revenue	124,075	118,315	5,760	4.9%
Gross profit	29,707	25,517	4,190	16.4%
Operating expenses	27,301	27,463	(162)	(0.6%)
Income (loss) from operations	2,406	(1,946)	4,352	(223.6%)
Loss on extinguishment of term loan	—	(1,040)	1,040	(100.0%)
Interest expense and other fees	(6,312)	(10,505)	4,193	(39.9%)
Interest income	287	83	204	245.8%
Change in fair value of derivative liability and warrants	4,946	(25)	4,971	NM
Income (loss) before income taxes	1,327	(13,433)	14,760	(109.9%)
Provision for income taxes	(29)	(90)	61	(67.8%)
Net income (loss)	$1,298	$(13,523)	$14,821	(109.6%)

Net loss attributable to common stockholders	$(5,062)	$(13,523)	$8,461	(62.6%)

Weighted average common shares outstanding - basic and diluted	5,473	4,716	757	16.1%

Net loss per common share attributable to common stockholders - basic and diluted	$(0.92)	$(2.87)	$1.95	(67.9%)

Revenue

The increase in total revenue of $10.0 million, or 6.9%, during the six months ended June 30, 2026 as compared to the same period in 2025 was primarily driven by growth in the Company’s lease portfolio and strong collection efforts. Gross originations remained relatively consistent period-over-period, and revenue growth was driven by a larger base of active leases generating recurring revenue, as a result of originations growth in Q4 2025 as well as increased buyout activity and improvements in recoveries.

Write-offs as a percentage of total revenue was 9.4% and 9.4% during the six months ended June 30, 2026 and 2025, respectively, and remains within our 8% to 10% target range. The provision for write-offs represents estimated losses based on historical results. Actual write-offs may differ from this estimate.

Cost of Revenue

The increase in cost of revenue of $5.8 million, or 4.9%, during the six months ended June 30, 2026 as compared to the same period in 2025 was primarily driven by growth in the Company’s lease portfolio, reflecting higher gross originations in Q4 2025. This growth resulted in higher depreciation expense, including the impact of accelerated depreciation associated with early lease-purchase options (buyouts) and impairment activity.

Gross Profit

Gross profit as a percentage of total revenue increased to 19.3% for the six months ended June 30, 2026 compared to 17.7% for the same period in 2025 primarily due to the increase in revenue outpacing growth in cost of revenue. Revenue is impacted by growth in the Company’s lease portfolio, increased buyout activity and recoveries, and growth in KPay as outlined in the Revenue section above.

Operating Expenses

Total operating expenses remained relatively flat for the six months ended June 30, 2026, decreasing of $0.2 million, or 0.6%, compared with the same period in 2025.

Interest Expense and Other Fees

Interest expense decreased by $4.2 million during the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to the absence of the Term Loan in 2026 following its extinguishment in November 2025, which eliminated PIK interest and the amortization of the related debt discount and issuance costs. The decrease was further supported by a decline in the average SOFR rate and the overall effective interest rate on the Company’s debt period-over-period.

Change in Fair Value of Derivative Liability and Warrants

The Company recognized a gain of $4.9 million during the six months ended June 30, 2026 compared to an immaterial change in 2025. The current period gain was primarily driven by the remeasurement of the Company’s derivative liability to fair value. The derivative liability was not outstanding during the six months ended June 30, 2025; prior period activity relates solely to changes in the fair value of warrant liabilities. These adjustments are non-cash in nature and reflect changes in the estimated fair value of these instruments at each reporting date. See Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more details.

Net Income (Loss)

As a result of the factors discussed above, the Company generated net income of $1.3 million during the six months ended June 30, 2026 compared to a net loss of $(13.5) million during the six months ended June 30, 2025.

Net Loss Attributable to Common Stockholders.

Net loss attributable to common stockholders was $(5.1) million during the six months ended June 30, 2026 compared to a net loss attributable to common stockholders of $(13.5) million during the six months ended June 30, 2025.

Although the Company generated net income of $1.3 million during the six months ended June 30, 2026, net loss attributable to common stockholders was reduced by $(6.4) million of accumulated undeclared dividends on the Company’s Series A and Series B Convertible Preferred Stock, resulting in a net loss available to common stockholders of $5.1 million.

Net Loss Attributable to Common Stockholders Per Share — Basic and Diluted

Net loss per share attributable to common stockholders was $(0.92) basic and diluted for the six months ended June 30, 2026 compared to net loss per share attributable to common stockholders of $(2.87) basic and diluted for the six months ended June 30, 2025.

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

Adjusted Gross Profit

Adjusted gross profit represents gross profit less variable operating expenses related to lease originations, which are servicing costs and underwriting fees. We believe that adjusted gross profit provides a meaningful understanding of one aspect of our performance specifically attributable to total revenue and the variable costs associated with total revenue. The reconciliations of gross profit to adjusted gross profit for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$74,761	$71,886	$153,782	$143,832
Cost of revenue	63,253	60,718	124,075	118,315
Gross profit	11,508	11,168	29,707	25,517
Less:
Servicing costs	1,291	1,127	2,526	2,212
Underwriting fees	750	830	1,408	1,602
Adjusted gross profit	$9,467	$9,211	$25,773	$21,703

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

The reconciliations of net income (loss) to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(4,388)	$(7,835)	$1,298	$(13,523)
Add back:
Interest expense and other fees	3,173	5,361	6,312	10,505
Transaction related costs	979	—	2,672	—
Stock-based compensation expense	312	864	858	1,930
Litigation and settlement expenses	720	178	855	437
Depreciation and amortization on property and equipment, intangibles and capitalized software	319	315	636	645
Provision for impairment of leased assets	820	270	191	420
Provision for income taxes	73	61	29	90
Debt refinancing costs and loss on extinguishment of debt	—	1,145	—	2,116
Interest income	(157)	(26)	(287)	(83)
Change in fair value of derivative liability and warrants	(630)	(11)	(4,946)	25
Adjusted EBITDA	$1,221	$322	$7,618	$2,562
Adjusted Net Income (Loss)

Adjusted net income (loss) is a non-GAAP financial measure that is defined as net loss before transaction related costs, stock-based compensation expense, litigation and settlement expense, debt refinancing costs, and change in fair value of derivative liability and warrants.

The reconciliations of net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2026 and 2025 are as follows

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(4,388)	$(7,835)	$1,298	$(13,523)
Add back:
Transaction related costs	979	—	2,672	—
Stock-based compensation expense	312	864	858	1,930
Litigation and settlement expenses	720	178	855	437
Debt refinancing costs	—	1,145	—	2,116
Change in fair value of derivative liability and warrants	(630)	(11)	(4,946)	25
Adjusted net income (loss)	(3,007)	(5,659)	$737	$(9,015)

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

The reconciliations of operating expenses to fixed cash operating expenses for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses	$13,437	$12,578	$27,301	$27,463
Less:
Transaction related costs	979	—	2,672	—
Servicing costs	1,291	1,127	2,526	2,212
Underwriting fees	750	830	1,408	1,602
Stock-based compensation expense	312	864	858	1,930
Litigation and settlement expenses	720	178	855	437
Depreciation and amortization on property and equipment and capitalized software	319	315	636	645
Debt refinancing costs	—	105	—	1,076
Fixed cash operating expenses	$9,066	$9,159	$18,346	$19,561

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

Our revenue and operating results depend significantly on gross originations, which is defined as the retail price of the merchandise associated with lease-purchase agreements entered into during the period. Gross originations are a leading indicator of potential revenue streams. Revenue is recognized over a period of time subsequent to the gross origination date (on average over 7 months). As gross originations increase, the Company may require additional borrowings under the New Revolving Facility to fund growth in property held for lease.

The following table presents cash used in operating, investing, and financing activities during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Cash, cash equivalents and restricted cash at beginning of period	$23,480	$16,552
Net cash provided by (used in):
Operating activities	6,133	(3,196)
Investing activities	(754)	(660)
Financing activities	(4,771)	(3,706)
Cash, cash equivalents and restricted cash at end of period	$24,088	$8,990

The increase in cash provided by operating activities of $9.3 million for the 2026 period compared to the 2025 period is primarily driven by the improvement in net income (loss) and significant non-cash adjustments, including depreciation and amortization associated with the Company’s lease portfolio, partially offset by the non-cash gain from changes in the fair value of derivative liabilities and changes in working capital.

The increase in cash used in investing activities of $0.1 million for the 2026 period compared to the 2025 period is primarily driven by higher additions to capitalized software.

The increase in cash used in financing activities of $1.1 million in the 2026 period compared to the 2025 period is primarily driven by $2.5 million higher net principal repayments on the New and Existing Revolving Facilities, partially offset by $1.2 million decrease in payments of deferred financing costs.

The New Revolving Facility provides total commitments of $110 million and matures on December 4, 2026. As of June 30, 2026, the Company was in compliance with all financial covenants under the facility. As of the issuance date of these financial statements, the Company does not expect to have sufficient standalone liquidity to repay the outstanding balance of the New Revolving Facility at its contractual maturity. Accordingly, management concluded that these conditions and events raised substantial doubt about the Company's ability to continue as a going concern. The Company intends to refinance, extend or replace the New Revolving Facility prior to its December 4, 2026 maturity.

In addition, the Company expects the pending mergers with CCFI and Aaron's to close in August 2026. Following completion of the mergers, the Company expects to have sufficient liquidity to repay the New Revolving Facility, if necessary, and an improved financial position to support the refinancing, extension or replacement of the facility. Based on these plans, management concluded that substantial doubt about the Company's ability to continue as a going concern has been alleviated.

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

In connection with the Loan Agreement, the New Revolving Facility accrues interest at a rate per annum equal to SOFR, subject to a 3% floor and an applicable credit adjustment spread of 0.1%, plus 7.0% per annum. As of June 30, 2026, the interest rate on the New Revolving Facility was 11.2%.

The effect of a hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of June 30, 2026 and December 31, 2025. A 100 basis point change in interest rates would cause our New Revolving Facility annual interest expense to change by approximately $0.7 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consummation of the Mergers is contingent upon the satisfaction of a number of conditions, some of which are beyond our, CCFI’s or Aaron’s control including, among others, (a) the absence of any law or governmental order preventing the consummation of the Mergers, corporate reorganization steps contemplated by the Mergers or the Katapult Stock Issuance, (b) the shares of our common stock to be issued in the Katapult Stock Issuance having been approved for listing on Nasdaq, subject only to official notice of issuance, (c) receipt of required approvals from the equityholders of each of us, CCFI and Aaron’s, (d) the parties’ representations and warranties being true and correct (subject to certain customary materiality exceptions), (e) compliance by the parties with their respective covenants, (f) the absence of a material adverse effect on any of the parties’ businesses that is continuing and (g) delivery and execution of certain documents by the parties. Under certain circumstances, we would be required to pay CCFI and Aaron’s a termination fee of $1.5 million, of which 85% shall be paid to CCFI and 15% shall be paid to Aaron’s.

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

After the completion of the Mergers, the current equityholders of the Company, CCFI and Aaron’s will own a smaller percentage of the combined organization than their ownership in their respective companies prior to the Mergers. Immediately after the Mergers, it is currently estimated that CCFI equityholders will own, or hold rights to acquire, approximately 79.7% of the combined organization on a fully diluted basis as described in the Merger Agreement based on 5,411,322 outstanding shares of Katapult common stock as of March 31, 2026 and inclusive of the exercise of the Katapult private warrants. Aaron’s equityholders will own, or hold rights to acquire, approximately 14.1% of the combined organization on a fully diluted basis as described in the Merger Agreement and our equityholders, whose shares of our common stock will remain outstanding after the Mergers, will own, or hold rights to acquire, approximately 6.2% of the combined organization on a fully diluted basis as described in the Merger Agreement based on 5,411,322 outstanding shares of Katapult common stock as of March 31, 2026 and inclusive of the exercise of the Katapult private warrants..

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Loan Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them. The financial maintenance covenant requires us to maintain minimum liquidity of at least $5.0 million in unrestricted cash and cash equivalents as of the last business day of any calendar week. We have been in the past unable to comply with certain financial covenants in the Loan Agreement and may in the future be unable comply with (or breach) other covenants or requirements of the Loan Agreement. For example, as of each of July 31, 2025, August 31, 2025, September 30, 2025, October 31, 2025, December 31, 2025, January 31, 2026, February 28, 2026, March 31, 2026, April 30, 2026 and May 31, 2026, we were not in compliance with the Minimum Trailing Three-Month Net Originations covenant (which has since been removed from the Loan Agreement pursuant to the Third Amendment) and the lenders granted (i) temporary waivers for the months of July 31, 2025, August 31, 2025, September 30, 2025 and October 31, 2025 (which initially expired at the end of the following month and were then permanently waived by the Second Amendment), and (ii) permanent waivers for the months of December 31, 2025, January 31, 2026, February 28, 2026, March 31, 2026, April 30, 2026 and May 31, 2026 We could continue fail to comply with such covenant or any other covenant or requirement of the Loan Agreement and trigger an additional event of default under the Loan Agreement. We anticipate that we will not have sufficient cash available to repay the New Revolving Facility under the Loan Agreement in the event of default.

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

We have incurred substantial indebtedness. As of June 30, 2026, the total aggregate indebtedness under the Loan Agreement was approximately $74.1 million of principal outstanding. We, together with our wholly-owned subsidiary, Katapult Group, Inc., have guaranteed the obligations of the Borrower under the Loan Agreement. Our payments on our outstanding indebtedness are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our business (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our Loan Agreement and to make payments on our indebtedness as they become due.

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

The Loan Agreement governing the New Revolving Facility includes restrictive covenants and a financial maintenance covenant, which could restrict our operations or ability to pursue growth strategies or initiatives, including potential mergers and acquisitions opportunities. Failure to comply with this covenant could result in an acceleration of repayment of the indebtedness under the Loan Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants and a financial maintenance covenant that restrict some of our activities. The negative covenants limit our ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; amend our material agreements; make investments; create liens; transfer or sell the collateral for the Loan Agreement; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Non-scheduled repayments of certain amounts under the Loan Agreement are subject to certain restrictions. The financial maintenance covenant requires us to maintain minimum liquidity of at least $5.0 million in unrestricted cash and cash equivalents as of the last business day of any calendar week. Our ability to meet these covenants could be affected by events beyond our control, and we may be unable to satisfy them which would prevent us from pursuing certain growth strategies or initiatives due to this limitation. These or other limitations could decrease our operating flexibility and our ability to achieve our operating objectives. The Loan Agreement contains the financial covenant described above. This financial covenant is restrictive and failure to comply with these covenants would have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on continued relationships with Wayfair and other key merchants. Our top merchant, Wayfair, represented approximately 17% and 27% of our gross originations (which we define as the retail price of the merchandise associated with lease-purchase agreements entered into and do not represent revenue earned) for the three months ended June 30, 2026 and 2025, respectively, and approximately 18% and 27% for the six months ended June 30, 2026 and 2025, respectively. Gross originations from Wayfair exclude transactions through KPay and only include transactions directly through the Wayfair waterfall platform. Our top ten direct merchants, which are merchants with whom we have a direct contractual arrangement, in the aggregate represented approximately 44% and 49% of our gross originations for the three months ended June 30, 2026 and 2025, respectively, and approximately 43% and 49% for the six months ended June 30, 2026 and 2025, respectively. The loss of any of our significant merchant partners, and in particular the loss of Wayfair, would materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, a material modification in the merchant agreement with Wayfair or another significant merchant or changes in the prominence of our solution on a significant merchant’s website or prioritization of our solution in a significant merchant’s waterfall could adversely affect our business, results of operations, financial condition, and prospects.

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

Growth of our business, including through the launch of new product offerings, requires us to invest in or expand our customer data and technology capabilities, engage and retain experienced management, and otherwise incur additional costs. For example, since we launched the app in late 2022, transactions that were completed using KPay have grown to represent 40% and 41% of our total gross originations for the three and six months ended June 30, 2026, respectively. Approximately 54% of our 2026 gross originations started with an interaction in our mobile app.

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

We incurred a net income (loss) of $(4.4) million and $1.3 million during the three and six months ended June 30, 2026, respectively. Net income for the six months ended June 30, 2026 was primarily driven by a non-cash gain resulting from the remeasurement of the Company’s derivative liability to fair value. As of June 30, 2026, our accumulated deficit was approximately $145.8 million. While our operating expenses were stagnant for the year ended December 31, 2025 compared to the year ended December 31, 2024, we may need to further increase our operating expenses in the future in order to continue growing our business, attracting customers, merchants and funding sources, and further enhancing and developing our products and platforms. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur net losses in the future and may not be profitable on a quarterly or annual basis.

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

Third parties may claim that the technology used in the operation of our business infringes upon their intellectual property and other proprietary rights. For example, on September 30, 2024, FlexShopper filed a complaint against us in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges patent infringement and seeks an injunction as well as damages for alleged lost profits and willfulness. On November 24, 2025, the court granted plaintiff’s counsel’s motion to withdraw due to “irreconcilable differences” and gave the plaintiff until January 20, 2026 to find new counsel. On December 23, 2025, the plaintiff filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware. On March 3, 2026, FlexShopper was sold to ReadySett, LLC (“ReadySett”), a subsidiary of Snap Finance. We have not recorded any loss contingencies associated with this litigation as loss is not probable and the amount is not reasonably estimable as of December 31, 2025. On June 5, 2026, we entered into the Non-Exclusive Patent License Agreement with ReadySett, the current owner of the patents asserted in the litigation. The Non-Exclusive Patent License Agreement resolves the disputes in litigation and pursuant to such agreement, FlexShopper and ReadySett dismissed the claims brought in the lawsuit with prejudice on June 8, 2026. In accordance with the terms of the Non- Exclusive Patent License Agreement, we shall cause a payment to be made to ReadySett in exchange for ReadySett, on behalf of itself, its successors and assigns, granting to us, our affiliates and our successors and assigns, a nonexclusive, perpetual, irrevocable, fully paid-up, royalty-free, worldwide license to our products under the ReadySett patents that were the subject of the complaint. Our involvement in intellectual property disputes and any failure to adequately obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights may cause our business, operating results and financial condition to suffer. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

Common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of June 30, 2026, there were 376,261 shares of common stock available for future issuance under our 2021 equity incentive plan.

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

The New Revolving Facility matures on December 4, 2026, which is within one year after the date these financial statements are issued. As of August 4, 2026, we do not have sufficient standalone liquidity to repay the outstanding balance of the New Revolving Facility at its contractual maturity. Accordingly, management concluded that these conditions and events raised substantial doubt about the Company's ability to continue as a going concern. Management intends to refinance, extend or replace the New Revolving Facility prior to its maturity. In addition, we expect the pending mergers with CCFI and Aaron's to close in August 2026. Following completion of the mergers, we expect to have sufficient liquidity to repay the New Revolving Facility, if necessary, and to support the refinancing, extension or replacement of the facility. Based on these plans, management concluded that it is probable the plans will be effectively implemented and will mitigate the conditions and events that raised substantial doubt. Accordingly, management concluded that substantial doubt has been alleviated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Description
2.1†
Agreement and Plan of Merger, dated as of December 18, 2020, by and among FinServ Acquisition Corp., a Delaware corporation, Keys Merger Sub 1, Inc., a Delaware corporation, Keys Merger Sub 2, LLC, a Delaware limited liability company, Katapult Holdings, Inc., a Delaware corporation, and Orlando Zayas, in his capacity as the representative of all Pre-Closing Holders (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-K, filed with the SEC on December 21, 2020).

2.2†
Agreement and Plan of Merger, dated December 11, 2025, by and among Katapult Holdings, Inc., Katapult Merger Sub 1, Inc., Katapult Merger Sub 2, LLC, CCF Holdings LLC and Aaron’s Intermediate Holdco, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

2.3
First Amendment to Agreement and Plan of Merger, dated June 17, 2026, by and among Katapult Holdings, Inc., a Delaware corporation, Katapult Merger Sub 1, Inc., a Delaware corporation and wholly owned indirect subsidiary of Katapult, Katapult Merger Sub 2, LLC, a Delaware limited liability company and wholly owned indirect subsidiary of Katapult, CCF Holdings LLC, A Delaware limited liability company, and Aaron’s Intermediate Holdco, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2026).

3.1
Second Amended and Restated Certificate of Incorporation of the Company, dated June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).

3.2
Certificate of Amendment to the Katapult Holdings, Inc. Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Katapult Holdings, Inc. Current Report on Form 8-K, filed with the SEC on July 27, 2023).

3.3	Second Amended and Restated By Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 28, 2023).
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

10.1
Limited Waiver, dated April 15, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 16, 2026).

10.2
Limited Waiver, dated May 5, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., and Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2026).

10.3
Third Amendment and Limited Waiver to Amended and Restated Loan and Security Agreement, dated as of June 2, 2026, by and among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult Holdings, Inc., Midtown Madison Management LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 2 , 2026).

10.4	First Amendment to the Stockholders Agreement, dated June 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18 , 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
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

Date:	August 4, 2026	/s/ Nancy Walsh
Nancy Walsh
Chief Financial Officer
(Principal Financial Officer)