Form 10-Q
period 2026-09-30
Katapult Holdings, Inc.
filed 2026-11-13
CIK 1785424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number 001-39116
Katapult Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-2704291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Galleria Parkway SE, Suite 300, Atlanta, GA	30339
(Address of Principal Executive Offices)	(Zip Code)
(678) 402-3000
(Registrant's telephone number, including area code)

5360 Legacy Drive, Building 2 Plano, TX
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The number of shares of the registrant’s common stock outstanding as of November 6, 2026: 84,849,055

KATAPULT HOLDINGS, INC.
FORM 10-Q
September 30, 2026

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KATAPULT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Cash and cash equivalents	$260,985	$94,575
Restricted cash	10,817	913
Accounts receivable, net	45,619	—
Finance receivables at amortized cost, net of allowance for credit losses of $107,792 and $115,540 at September 30, 2026 and December 31, 2025, respectively	431,489	430,108
Finance receivables at fair value	275,139	273,223
Lease merchandise, net	626,888	—
Merchandise inventories, net	77,689	—
Property, plant and equipment, net	218,016	67,867
Right of use assets - operating leases	588,339	301,299
Goodwill	297,914	107,888
Other intangible assets, net	157,312	67,642
Prepaid expenses and other assets	157,318	75,555
Total assets	$3,147,523	$1,419,070
LIABILITIES & EQUITY:
Accounts payable and accrued liabilities	$492,297	$201,651
Deferred revenue	65,937	6,998
Operating lease liabilities	610,344	310,442
Debt, net	1,950,864	1,024,687
Total liabilities	3,119,442	1,543,778
EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 84,837,129 and 56,365,293 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8	6
Additional paid-in capital	337,625	244,154
Retained deficit	(309,394)	(336,261)
Accumulated other comprehensive loss	(157)	—
Non-controlling interest	—	(32,607)
Total equity	28,082	(124,708)
Total liabilities and equity	$3,147,523	$1,419,070

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

KATAPULT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

REVENUES:
Consumer finance revenues	$448,757	$443,296	$1,319,003	$1,311,925
Lease revenues	229,593	—	229,593	—
Merchandise sales	75,544	—	75,544	—
Total revenues	753,894	443,296	1,624,140	1,311,925
COST OF REVENUES:
Cost of consumer finance revenues	168,018	163,268	448,486	413,323
Cost of lease revenues	91,471	—	91,471	—
Cost of merchandise sales	56,709	—	56,709	—
Total cost of revenues	316,199	163,268	596,667	413,323
GROSS PROFIT	437,694	280,028	1,027,473	898,602
Selling, general and administrative expense	412,839	237,075	876,760	715,565
OPERATING PROFIT	24,855	42,953	150,713	183,037
Other expense	11	—	11	—
Interest expense, net	64,902	44,450	146,994	131,743
(LOSS) INCOME BEFORE INCOME TAXES	(40,059)	(1,497)	3,708	51,294
(Benefit) Provision for income taxes	(12,065)	(1,168)	(47,596)	5,364
NET (LOSS) INCOME	(27,994)	(329)	51,304	45,930
Net (loss) income attributable to non-controlling interest	(171)	198	(342)	(1,195)
NET (LOSS) INCOME ATTRIBUTABLE TO KATAPULT HOLDINGS, INC.	$(27,823)	$(527)	$51,646	$47,125

(LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share	$(0.38)	$(0.01)	$0.83	$0.84
Diluted (loss) earnings per share	$(0.38)	$(0.01)	$0.83	$0.84
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	73,471	56,365	62,130	56,365
Diluted	73,471	56,365	62,196	56,365

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

KATAPULT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(27,994)	$(329)	$51,304	$45,930
Other comprehensive loss:
Foreign currency translation adjustment, net of tax [1]	(157)	—	(157)	—
Total other comprehensive loss, net of tax	(157)	—	(157)	—
Total comprehensive (loss) income	(28,151)	(329)	51,147	45,930
Comprehensive income (loss) attributable to non-controlling interests	(171)	198	(342)	(1,195)
Comprehensive (loss) income attributable to Katapult Holdings, Inc.	$(27,980)	$(527)	$51,489	$47,125
1 The tax effect to the foreign currency translation adjustment for the three and nine months ended September 30, 2026 was not significant.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

KATAPULT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2025[1]	56,365	$6	$244,154	$(336,261)	$—	$(32,607)	$(124,708)
Net income (loss)	—	—	—	75,723	—	(85)	75,638
Non-cash equity-based compensation	—	—	—	—	—	85	85
Dividends paid	—	—	—	(10,046)	—	(2,263)	(12,309)
Balance, March 31, 2026	56,365	6	244,154	(270,584)	—	(34,870)	(61,294)
Net income (loss)	—	—	—	3,745	—	(86)	3,659
Non-cash equity-based compensation	—	—	—	—	—	86	86
Dividends paid	—	—	—	(10,157)	—	(2,288)	(12,445)
Balance, June 30, 2026	56,365	6	244,154	(276,996)	—	(37,158)	(69,994)
Net (loss) income	—	—	—	(27,823)	—	(171)	(27,994)
Non-cash equity-based compensation	—	—	17,585	—	—	171	17,756
Dividends paid	—	—	—	(4,576)	—	(1,031)	(5,607)
Foreign currency translation adjustment, net of tax	—	—	—	—	(157)	—	(157)
Issuance of common stock in connection with Mergers	28,472	3	75,886	—	—	38,189	114,078
Balance, September 30, 2026	84,837	$8	$337,625	$(309,394)	$(157)	$—	$28,082
1 The equity structure has been restated as of December 31, 2025 to reflect the number of shares of the Company's common stock issued to CCFI unitholders in connection with the Mergers as if such shares had been held since the beginning of the earliest period presented. See Note 1 "Reverse Merger and Basis of Presentation" for additional information.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

KATAPULT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Deficit	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2024[1]	56,365	$6	$244,154	$(322,529)	$(23,410)	$(101,779)
Net income (loss)	—	—	—	39,439	(697)	38,742
Non-cash equity-based compensation	—	—	—	—	697	697
Dividends paid	—	—	—	(10,045)	(2,320)	(12,365)
Balance, March 31, 2025	56,365	6	244,154	(293,135)	(25,730)	(74,705)
Net income (loss)	—	—	—	8,213	(696)	7,517
Non-cash equity-based compensation	—	—	—	—	696	696
Dividends paid	—	—	—	(10,157)	(2,345)	(12,502)
Balance, June 30, 2025	56,365	6	244,154	(295,079)	(28,075)	(78,994)
Net (loss) income	—	—	—	(527)	198	(329)
Non-cash equity-based compensation	—	—	—	—	(198)	(198)
Dividends paid	—	—	—	(10,269)	(2,219)	(12,488)
Balance, September 30, 2025	56,365	$6	$244,154	$(305,875)	$(30,294)	$(92,009)
1 The equity structure has been restated as of December 31, 2024 to reflect the number of shares of the Company's common stock issued to CCFI unitholders in connection with the Mergers as if such shares had been held since the beginning of the earliest period presented. See Note 1 "Reverse Merger and Basis of Presentation" for additional information.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

KATAPULT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$51,304	$45,930
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of lease merchandise	82,573	—
Depreciation of property, plant & equipment	31,906	27,504
Amortization of intangibles	22,844	17,303
Amortization of deferred finance costs	9,209	13,730
Accounts receivable provision	2,745	—
Provision for credit losses	348,498	336,933
Fair value adjustment of finance receivables, net	99,988	76,390
Non-cash equity-based compensation	17,928	1,195
Deferred income taxes	(60,065)	—
Provision for lease merchandise write-offs	2,615	—
Non-cash lease expense	91,354	69,926
Impairment of assets	12,134	—
Other changes, net	(2,311)	27
Changes in operating assets and liabilities	(213,954)	(96,043)
Cash provided by operating activities	496,767	492,895
INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(21,414)	(15,330)
Proceeds from dispositions of property, plant & equipment	52	—
Net receivables originated	(452,751)	(367,738)
Net cash acquired in reverse mergers	95,392	—
Other investing activities, net	133	—
Cash used in investing activities	(378,588)	(383,068)
FINANCING ACTIVITIES:
Repayments on finance lease obligations	(335)	(11)
Net proceeds from and repayments on short term credit facilities	(10,000)	6,000
Proceeds from revolving credit facilities	55,870	16,906
Repayments on revolving facilities	(88,028)	(46,988)
Proceeds from term credit facilities	161,968	—
Repayments on term credit facilities	(20,000)	(30,000)
Dividends paid	(30,361)	(37,355)
Debt issuance costs	(10,883)	(2,414)
Cash provided by (used in) financing activities	58,231	(93,862)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(96)	—
Increase in cash and cash equivalents and restricted cash	176,314	15,965
Cash and cash equivalents and restricted cash at beginning of period	95,488	115,913
Cash and cash equivalents and restricted cash end of period:
Cash and cash equivalents	260,985	128,226
Restricted cash	10,817	3,652
Total cash and cash equivalents and restricted cash at end of period	$271,802	$131,878

Supplemental cash flow information:

Net Cash paid:
Interest	$133,404	$118,831
Income taxes	7,907	7,945

Supplemental disclosure of non-cash investing and financing activities:
Net assets acquired in reverse merger, excluding cash	$18,684	$—
Common shares issued as consideration transferred in reverse merger	114,077	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	44,933	30,288
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Overview
Katapult Holdings, Inc. (“Katapult Holdings,” the “Company," “we,” “our,” or “us”) is a scaled, technology and data-driven platform serving nonprime consumers seeking greater financial flexibility. On December 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CCF Holdings, LLC ("CCFI"), Aaron’s Intermediate Holdco, Inc. ("Aaron’s") and two wholly owned indirect subsidiaries of the Company, Katapult Merger Sub 1, Inc. and Katapult Merger Sub 2, LLC, pursuant to which those subsidiaries merged with and into Aaron's and CCFI, respectively (the "Mergers"). Upon completion of the Mergers on August 11, 2026 (the "Merger Date"), CCFI and Aaron’s became wholly owned indirect subsidiaries of the Company. Under the terms of the Merger Agreement, equityholders of CCFI and Aaron’s received shares of the Company’s common stock, resulting in a change of control of the Company upon closing. The Mergers were accounted for as reverse mergers using the acquisition method of accounting, pursuant to Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“ASC 805”), with Katapult Holdings treated as the legal acquirer of CCFI and Aaron's and CCFI treated as the accounting acquirer of Katapult Holdings (pre-merger) and Aaron’s. See Note 2 for additional information regarding the Mergers and related agreements.
Through its CCFI, Aaron's, and Katapult operating brands, the Company provides access to alternative consumer financial services and lease-to-own ("LTO") and retail solutions, bringing together proprietary data, technology and underwriting capabilities, retail and e-commerce capabilities, a nationwide physical footprint and customer-focused financial solutions to provide consumers with the tools they need to navigate everyday life.
Consumer Finance Segment
CCFI is a provider of alternative financial services to unbanked and underbanked consumers that operates under various brands including TitleMax, Speedy Cash, CheckSmart and Community Choice Financial. CCFI owns and operates 1,588 retail locations in 25 states and is licensed to deliver similar financial services over the internet in 29 states as of September 30, 2026. Through its network of retail locations and over the internet, CCFI provides customers a variety of financial products and services, including secured and unsecured, short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.
Lease-to-Own and Retail Segment
Aaron's wholly owns The Aaron's Company, Inc. and is a leading, technology-enabled, omnichannel provider of LTO and retail purchase options of furniture, electronics, appliances, and other home goods across its brands: Aaron's and BrandsMart U.S.A. ("BrandsMart"). Aaron's provides consumers with LTO and retail purchase options through the Company's approximately 1,160 Aaron's owned and franchised stores and showrooms in the United States and Canada and the aarons.com e-commerce platform. BrandsMart is a leading appliance and consumer electronics retailer in the southeast United States and one of the largest appliance retailers in the country with 11 stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com and other internet marketplaces.
Katapult, one of the Company’s operating brands, is a technology-driven LTO platform that integrates with omnichannel retailers and e-commerce platforms to provide nonprime consumers in the U.S. with access to everyday durable goods. Consumers who may be unable to access traditional financing can choose LTO at checkout with integrated retailers, or shop a growing network of merchants through Katapult’s mobile app marketplace and check out using its innovative Katapult Pay (“KPay”) feature.
Reverse Merger and Basis of Presentation
The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026, and the comparable prior‑year periods, reflect the financial position, results of operations, and cash flows of the Company and its wholly owned subsidiaries, with intercompany balances and transactions eliminated, and have been prepared in accordance with U.S. GAAP.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As CCFI was deemed the accounting acquirer under reverse merger accounting, the historical financial statements of CCFI became the historical financial statements of the Company upon the consummation of the Mergers. As a result, the financial statements included in this report reflect (i) the historical operating results of CCFI and its consolidated subsidiaries prior to August 11, 2026 (the presentation of which includes reclassifications to conform to the financial statement presentation of the Company subsequent to the Mergers); (ii) the consolidated results of the Company (including the operations of Katapult, CCFI and Aaron's) from the August 11, 2026 closing date forward; (iii) the assets and liabilities of CCFI at their historical cost; (iv) the assets acquired and liabilities assumed of Aaron's and Katapult Holdings (pre-merger) at fair value from the Merger Date; and (v) the Company’s equity structure for all periods presented.
In accordance with applicable guidance, the equity structure has been restated in all comparative periods to reflect the number of shares of the Company's common stock issued to CCFI unitholders in connection with the Mergers as if such shares had been held since the beginning of the earliest period presented. Further, shares issued to Katapult Holdings' and Aaron's stockholders in connection with the Mergers are treated as consideration transferred and are included in shares outstanding prospectively from the date of the Mergers.
The preparation of the Company's condensed consolidated financial statements in conformity with U.S. GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of operating results that may be achieved for another interim period or for the full year.
Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.
Seasonality
The Consumer Finance segment experiences fluctuating demand for its lending products throughout the year. Historically, the highest demand for its credit products occurs during the fourth quarter of each calendar year. Conversely, the segment typically observes reductions in finance receivables during the first quarter of each calendar year, primarily due to customers receiving income tax refunds. As a result, Consumer Finance typically experiences higher cash usage in the fourth quarter and increased cash generation in the first quarter, excluding other capital usage.
The Lease-to-Own and Retail segment experiences moderate seasonal fluctuations in revenue as a result of consumer spending patterns. Historically, revenue is strongest for this segment during the first quarter primarily due to higher gross originations during the fourth quarter holiday season. First quarter revenue is also impacted by the federal and state income tax refunds that customers receive, which in the past, has led to customers more frequently exercising the early purchase option on their lease agreements.
Due to the seasonal nature of the business, results of operations for any fiscal quarter may not be indicative of the results for the full fiscal year. Additionally, external factors, such as changes in interest rates and inflation, may influence customer behavior, potentially altering the seasonal patterns typically observed in our business.
Geographic Concentration Risk
The Company’s portfolio of finance receivables is comprised of loan agreements with customers in 31 states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.
During the nine months ended September 30, 2026, the Company operated in 29 states in the United States. As of both September 30, 2026 and December 31, 2025, gross finance receivables within the Company's three largest states accounted for approximately 47% of the Company's gross finance receivables balance.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Accounting Policies and Estimates
Revenue Recognition
See Note 6 to these condensed consolidated financial statements for further information regarding the Company's revenue recognition policies and disclosures.
Lease Merchandise
The Company’s lease merchandise is recorded at the lower of depreciated cost, including overhead costs from our fulfillment centers, or net realizable value. For the Aaron's operations, the Company begins depreciating furniture and appliances at the earlier of the lease date or 24 months and one day from its purchase, while all other categories of lease merchandise, such as electronics, begin depreciating at the earlier of when the merchandise is leased to the customer or 12 months and one day from its purchase. Lease merchandise fully depreciates over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.
For the Katapult operations, the Company utilizes an income forecasting method to evaluate the patterns of the Company’s historical lease merchandise portfolio to apply depreciation rates to the Company’s current lease merchandise portfolio. Lease merchandise is depreciated in the proportion of expected rents received to total expected rents to be received based on the Company’s historical data of lease performance, which includes depreciation for items leased for the full lease duration, accelerated depreciation for early payouts and impairments. The Company also considers other qualitative factors, such as current and forecasted customer payment trends, and other risk-based factors as a component of its forecasting methodology.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

	September 30, 2026	December 31, 2025
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$484,776	$—
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances	142,112	—
Total lease merchandise, net	$626,888	$—

The Aaron's store-based operations' policies require weekly merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Monthly cycle counting procedures are performed at the Aaron's fulfillment centers. The Company also monitors merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off and is included as a component of the provision for lease merchandise write-offs within cost of lease revenues in the accompanying condensed consolidated statements of operations.
For the Aaron's operations, the Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the condensed consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and the impacts of uncertainty surrounding inflationary and other economic pressures in the current macroeconomic environment. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in cost of lease revenues in the accompanying condensed consolidated statements of operations. The Company writes off lease merchandise on lease agreements for its Aaron’s operations that are 60 days or more past due on pre-determined dates twice monthly.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Following the Mergers and as further discussed in Note 2, the Company's lease merchandise was recorded at estimated fair value on August 11, 2026. As a result, the allowance for lease merchandise write-offs was $0 on that date and approximately $2.6 million at September 30, 2026. The allowance only includes a provision for lease merchandise write-offs for lease originations subsequent to August 11, 2026.
Merchandise Inventories, net
The Company’s merchandise inventories are stated at the lower of weighted average cost or net realizable value, and consist entirely of merchandise held for sale by BrandsMart. In-bound freight-related costs from vendors, net of allowances and vendor rebates, are included as part of the net cost of merchandise inventories. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included within cost of merchandise sales in the condensed consolidated statements of operations.
The Company periodically evaluates aged and distressed inventory and establishes an inventory markdown which represents the excess of the carrying value over the amount the Company expects to realize from the ultimate sale of the inventory. Markdowns establish a new cost basis for the inventory and are recorded within cost of merchandise sales within the condensed consolidated statements of operations. The write-offs of merchandise inventories associated with the Company's cycle and physical inventory count processes are also included within cost of merchandise sales in the condensed consolidated statements of operations. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. This reserve is based on management’s current knowledge with respect to inventory levels, sales trends, and historical experience selling or disposing of aged or obsolete inventory.
Following the Mergers and as further discussed in Note 2, the Company's merchandise inventory was recorded at estimated fair value on August 11, 2026. As a result, the reserve for merchandise inventories was $0 on that date and was not material as of September 30, 2026.
Cost of consumer finance revenues
Included in the cost of consumer finance revenues are fair value adjustment of finance receivables, net charge-offs of finance receivables at fair value and the provision for credit losses.
For short-term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. For short-term unsecured installment consumer loans, the Company's policy is to charge off loans when accounts are sixty days past due. The Company’s policy dictates that, where a customer has provided a check or an electronic payment authorization for presentment upon the maturity of a loan, the Company will deposit the customer’s payment for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short-term secured loans, the Company’s policy generally requires that balances be charged off when accounts are either thirty, sixty or ninety days past due depending on the product.

For medium-term secured and unsecured consumer loans, the Company’s policy requires that balances be charged off when accounts are either sixty or ninety days past due.

The amount of the resulting charge-off may include unpaid principal, accrued interest and any uncollected fees, if applicable. Recoveries of amounts previously charged off are recorded to the allowance for credit losses or the accrual for third-party losses in the period in which they are received.
Fair value adjustment of finance receivables: Represents the change in fair value of all of the Company's finance receivables at fair value. Such receivables include all newly originated loans under medium-term secured and medium-term unsecured products since July 1, 2024, excluding products tied to a line of credit and any third-party lender products under a credit service organization ("CSO") program, which share similarities in classifications of term length and securitization, but differ in terms of financial instrument product type.
Net charge-offs of finance receivables at fair value: Represents the charge-off of past due balances on any of the Company's finance receivables at fair value, net of recovered finance receivable principal and related fees.
Provision for credit losses: Represents provisions for credit losses on the Company's finance receivables at amortized cost, net, in amounts sufficient to maintain an adequate allowance for credit losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders under a CSO program. The provision for credit losses was $134.7 million and $135.5 million during the three months ended September 30, 2026 and 2025, respectively and $348.5 million and $336.9 million during the nine months ended September 30, 2026 and 2025, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Cost of lease revenues
Included in the cost of lease revenues are depreciation of lease merchandise and other lease revenue costs and the provision for lease merchandise write-offs.
Depreciation of Lease Merchandise and Other Lease Revenue Costs - The primary items classified under this expense category include:
•Depreciation of the capitalized costs (recorded at the lower of depreciated costs or net realizable value) of available and on rent lease merchandise at the Lease-to-Own & Retail segment. Capitalized costs include: landed inventory costs; overhead costs incurred at internal fulfillment centers, including transportation costs incurred to transfer inventory from the Company's fulfillment centers to stores; freight expenses associated with receiving inventory from vendors
•Accelerated depreciation associated with early payout transactions
•Cooperative advertising consideration received from vendors that are not specifically identifiable incremental costs incurred in selling those vendor's products
•Vendor rebate credits associated with the leasing of lease merchandise
•External service provider fees associated with hosting the Aaron's Club program
Provision for lease merchandise write-offs: Represents the provision determined under the allowance method, which estimates the lease merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience as well as other qualitative factors, such as seasonality and the impacts of uncertainty surrounding inflationary and other economic pressures in the current macroeconomic environment.
Cost of merchandise sales
Included in the cost of merchandise sales are retail cost of sales and non-retail cost of sales. The components of the cost of merchandise sales are further described below:
Retail Cost of Sales- The primary items classified under this expense category include:
•For the retail sale of lease merchandise at Aaron's stores: costs of the net book value ("NBV") of lease merchandise (recorded at the lower of depreciated costs or net realizable value) including: landed inventory costs; overhead costs incurred at distribution and fulfillment centers; freight expenses associated with receiving inventory from vendors
•For the sale of merchandise inventories associated with BrandsMart operations: weighted average costs of landed inventory invoice costs (recorded at the lower of weighted average costs or net realizable value); overhead costs incurred at internal fulfillment centers; freight expenses associated with receiving the inventory from vendors; transportation costs incurred to transfer inventory from the Company's fulfillment centers to stores; subsequent markdowns of merchandise inventories; third party transportation and internal vehicle charges associated with customer shipping and handling; charges/provisions for shrink and obsolescence; cost of services provided including personnel related costs, replacement costs and freight expenses
•Cooperative advertising consideration received from vendors that are not specifically identifiable incremental costs incurred in selling those vendor's products
•Vendor rebate credits associated with the retail sale of lease merchandise and merchandise inventories
Non-Retail Cost of Sales- The primary items classified under this expense category include:
•Cost of the NBV of lease merchandise (recorded at the lower of depreciated costs or net realizable value) sold to Aaron's franchisees, which includes: landed inventory costs; overhead costs incurred at internal fulfillment centers; freight expenses associated with receiving the inventory from vendors; transportation costs incurred to transfer inventory from the Company's fulfillment centers to franchisees
•Cooperative advertising consideration received from vendors that are not specifically identifiable incremental costs incurred in selling those vendor's products

Advertising
Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. The prepaid advertising asset was $1.5 million and $1.0 million at September 30, 2026 and

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

December 31, 2025, respectively and is reported within prepaid expenses and other assets on the condensed consolidated balance sheets.
Total advertising costs are classified within selling, general and administrative expenses, in the condensed consolidated statements of operations. These advertising costs are presented net of cooperative advertising considerations received from vendors, which represent reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products, and are recorded as a reduction of advertising costs.
The following table shows total advertising costs, net of cooperative advertising considerations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advertising Costs, gross	$23,210	$8,205	$43,211	$29,209
Less: Cooperative Advertising Considerations	(8,995)	—	(8,995)	—
Advertising Costs, net	$14,215	$8,205	$34,216	$29,209
Cash, Cash Equivalents and Restricted Cash
The Company classifies as cash and cash equivalents any highly liquid investments that have maturity dates of three months or less at the time they are purchased. The Company maintains its cash and cash equivalents at various banks. Bank balances may exceed coverage provided by the Federal Deposit Insurance Corporation ("FDIC"). However, due to the size and strength of the banks in which balances that exceed the FDIC coverage are held, any exposure to loss is believed to be minimal. Cash and cash equivalents also includes amounts in transit due from financial institutions related to credit card and debit card transactions, which generally settle within three business days from the original transaction.
The Company's restricted cash primarily represents cash collections subject to restrictions under financing arrangements, as well as collateral held for the Company's letters of credit, licensing requirements, travel credit card programs and workers' compensation and general liability insurance policies.
Accounts receivable, net
Accounts receivable, net consist primarily of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and third-party warranty providers) and franchisee obligations.
Accounts receivable, net, consist of the following:

	September 30, 2026	December 31, 2025
Customers	$14,450	$—
Corporate	21,002	—
Franchisee	10,167	—
	$45,619	$—
The Company maintains an accounts receivable allowance for Aaron's customer lease agreements, under which its policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical payments experience, which is recognized as a reduction of lease revenues within the condensed consolidated statements of operations. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends. The Company writes off customer lease receivables for its Aaron's operations that are 60 days or more past due on pre-determined dates twice monthly. Following the Mergers and as further discussed in Note 2, the Company's accounts receivable was recorded at estimated fair value on August 11, 2026. As a result, the accounts receivable allowance was $0 on that date.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The allowance related to corporate receivables and franchisee receivables was not significant as of September 30, 2026.
The following table shows the components of the accounts receivable allowance as of September 30, 2026, which is reported within accounts receivable, net on the condensed consolidated balance sheets:

Nine Months Ended September 30, 2026
Beginning Balance, as of December 31, 2025	$—
Accounts Written Off, net of Recoveries	(1,826)
Accounts Receivable Provision	2,745
Ending Balance, as of September 30, 2026	$919
The following table shows the components of the accounts receivable provision, which reflects activity from the date of the Mergers through September 30, 2026:

Nine Months Ended September 30, 2026

Bad Debt Expense (Recovery)	$—
Provision for Returns and Uncollectible Renewal Payments	2,745
Accounts Receivable Provision	$2,745
Finance receivables at amortized cost, net
Finance receivables consist of short-term and medium-term secured and unsecured consumer loans. For secured loans, the customer provides collateral which the Company has the right to operate or sell if the customer is experiencing financial difficulty. Secured consumer loans are generally secured by automobiles, motorcycles, or other personal property. There are no modifications to customers experiencing financial difficulty. In certain states, in compliance with law, the Company offers an extended payment plan for all borrowers. Gross loan receivables subject to these repayment plans were immaterial at both September 30, 2026 and December 31, 2025.
Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $50 to $825, with a maturity between fourteen and thirty-five days. This form of lending is based on applicable laws and regulations which vary by state. The Company accrues interest on past-due loans until charged-off for most short-term loans. The customers repay the loan by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 80.8% and 80.5% of short-term consumer loans at September 30, 2026 and December 31, 2025, respectively.
Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to forty-eight months. Unsecured medium-term products typically range from $50 to $6,000 and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The Company accrues interest on past-due loans until charged-off for most medium-term loans. For most title loans, the interest and fee income is suspended if the loan is delinquent over thirty-five days and is not resumed until the loan is current. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 37.8% and 41.7% of medium-term consumer loans at September 30, 2026 and December 31, 2025, respectively.
Allowance for Credit Losses
Provisions for credit losses included in cost of consumer finance revenues on the Company's condensed consolidated statements of operations are charged to income in amounts sufficient to maintain an adequate allowance for credit losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders under a CSO program. The factors used in assessing the overall adequacy of the allowance for credit losses on finance receivables, the accrual for losses related to guaranteed loans made by third-party lenders and the resulting provision for credit losses include an evaluation by product based on historical loss experience. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for credit losses on finance receivables, by using internal valuation inputs including historical loss experience, delinquency, overall portfolio quality, and current economic conditions.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Management estimates the allowance balance using relevant information relating to past events, current expectations related to economic conditions, and reasonable and supportable forecasts. Due to the short-term nature of the loan portfolio, forecasted changes in the macroeconomic variables such as unemployment levels and inflationary pressures typically do not have a significant impact on loans outstanding. The Company utilizes a loss rate approach in determining its lifetime expected credit losses primarily based on the Company’s historical loss experience. The forecast of expected losses by loss curves as compared to historical loss curves identifies significant changes in borrower behavior that may indicate historical loss rates should be adjusted, and extends over a reasonable and supportable forecast period. Due to the short-term nature of the loan portfolio, the reversion back to historical loss rates after the forecasting period does not have a meaningful impact and does not require reversion adjustments. The Company’s current expected credit loss (“CECL”) vintage model segments its loan portfolio into monthly pools of receivables by short-term, medium-term, secured and unsecured and estimates the allowance for credit losses by applying loss rates primarily derived from internal, historical cumulative loss experience, then adjusted by qualitative factors to address recent and forecasted business trends. Qualitative factors considered when determining any adjustments to the historical loss rates included, but were not limited to, contractual delinquency, the value of underlying collateral, economic and other qualitative considerations, and management’s judgment. The Company evaluates such pooling decisions and adjusts as needed from time to time as risk characteristics change. While management uses the best information available to make its evaluation, future adjustments to the allowance for credit losses may be necessary if there are significant changes in economic conditions.
The Company’s policy is to charge off loans when they become past due. Depending on the length and type of loan, balances are generally charged off when accounts are between thirty and ninety-one days past due.
The Company may place loans on nonaccrual status due to statutory requirements, or if the timely collection of principal and interest becomes uncertain. Accrued interest is not applied against interest income and loans remain on nonaccrual status until payment or charge-off. The Company had $95.7 million and $94.5 million of loans in nonaccrual status as of September 30, 2026 and December 31, 2025, respectively.
The amount of charge-offs for past due short-term and medium-term secured and unsecured loans may include unpaid principal, accrued interest not otherwise reversed and any uncollected fees, if applicable. Recoveries of amounts previously charged off are recorded to the allowance for credit losses or the accrual for third-party losses in the period in which they are received. Charge-off and recovered finance receivable revenues are included in cost of consumer finance revenues in the Company’s condensed consolidated statements of operations.
Finance receivables at fair value
As adopted, on July 1, 2024, the Company elected the fair value option (“FVO”) under ASC 825-10, to be applied to all newly originated loans under medium-term secured and medium-term unsecured products, excluding products tied to a line of credit and any third-party lender products under a CSO program, which share similarities in classifications of term length and securitization, but differ in terms of financial instrument product type. As such, the respective finance receivables are reported as finance receivables at fair value on the Company’s consolidated balance sheets. The FVO portfolio is measured based on a discounted cash flow methodology. Loss and payment activity and certain cost assumptions are determined using respective historical data and include consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes is reflective of the market. Interest and fee income on finance receivables at fair value are included in consumer finance revenues in the Company’s condensed consolidated statements of operations.
Secured consumer loans before fair value adjustments with a maturity greater than ninety days included in this category represented 77.2% and 78.0% of medium-term consumer loans at September 30, 2026 and December 31, 2025, respectively.
Credit service organization
Certain subsidiaries of the Company offer a CSO product to assist customers in obtaining credit with unaffiliated third-party lenders for a fee. The Company records a liability for the secured and unsecured loans expected to default subject to a guarantee. This liability is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

The accrual for third-party credit losses is estimated using relevant information relating to past events, current expectations related to economic conditions, and forecasts. The Company utilizes a loss rate approach in determining its lifetime expected credit losses primarily based on third-party lender historical loss experience. The Company’s CECL vintage model segments its loan portfolio into monthly pools of receivables by short-term, medium-term, secured and unsecured and estimates the accrual for credit losses by applying loss rates primarily derived from internal, historical cumulative loss experience, then adjusted by

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

qualitative factors to address recent and forecasted business trends. Qualitative factors considered when determining any adjustments to the historical loss experience included, but were not limited to, contractual delinquency, the value of underlying collateral, economic and other qualitative considerations, and management’s judgment. The Company evaluates such pooling decisions and adjusts as needed from time to time as risk characteristics change. Future adjustments to the accrual for credit losses may be necessary if there are significant changes in economic conditions.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	September 30, 2026	December 31, 2025
Deferred tax asset	$6,930	$—
Collateral and settlements due from CSO lenders	26,745	10,077
Repossessed assets	12,652	9,535
Other assets	36,993	16,419
Prepaid expenses	45,895	35,373
Insurance related assets	28,104	4,151
Total Prepaid Expenses and Other Assets	$157,318	$75,555

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025
Accrual for third-party losses	$43,859	$49,757
Accrued salaries and benefits	57,451	26,918
Accounts payable	178,231	27,834
Unearned CSO fees	11,415	11,626
Other accrued liabilities	109,565	84,742
Insurance related liabilities	63,081	774
Accrued real estate and sales taxes	28,694	—
Total Accounts Payable and Accrued Liabilities	$492,297	$201,651
Sales Taxes
The Company applies the net basis for sales taxes imposed on goods and services in the condensed consolidated statements of operations. The Company is required by the applicable governmental authorities to collect and remit sales taxes. Accordingly, such amounts are charged to the customer, collected, and remitted directly to the appropriate jurisdictional entity.
Estimated Claims Liability Costs
Estimated claims liability costs are accrued primarily for workers compensation and vehicle liability as well as general liability and group health insurance benefits provided to team members. These liabilities are recorded within insurance related liabilities within accounts payable and accrued liabilities in the condensed consolidated balance sheets. Estimates for these claims liabilities are made based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience and considers a variety of factors, including the actuarial loss forecasts, company-specific development factors, general industry loss development factors and third-party claim administrator loss estimates of individual claims.
The Company makes periodic prepayments to its insurance carriers to cover the projected claims run off for both reported and incurred but not reported claims, considering its retention or stop loss limits. In addition, the Company has prefunding balances on deposit and other insurance receivables with the insurance carriers which are recorded within prepaid expenses and other assets in our condensed consolidated balance sheets.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Recent Accounting Pronouncements
Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that allows entities to assume conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating credit losses for current trade receivables and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective on a prospective basis for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2026 on a prospective basis and did not elect the practical expedient. The adoption of ASU 2025-05 did not have a material impact on the Company's condensed consolidated financial statements.
Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03, among other items, requires additional financial statement disclosures in tabular format disaggregating information about prescribed categories (including employee compensation, depreciation and amortization) underlying any relevant income statement expense captions. ASU 2024-03 is effective on a prospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption and retrospective application permitted. The Company is currently evaluating the impact this guidance will have on the disclosures within our condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 updates requirements for capitalizing internal-use software costs by replacing the current stage-based model with a principles-based approach. Under ASU 2025-06, the prescriptive software development stages (e.g., preliminary project stage, application development stage) are eliminated, and instead capitalization must begin when management authorizes and commits to funding the project and it is probable the project will be completed and used as intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. ASU 2025-06 may be applied prospectively, on a modified retrospective basis for in-process projects, or retrospectively. The Company is currently evaluating the impact this guidance will have on our condensed consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-08, "Financial Instruments – Credit Losses (Topic 326)" to expand the gross-up approach in Topic 326 at the time of acquisition to certain acquired non-PCD loans that are deemed “seasoned” as defined in the ASU. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments must be applied prospectively and early adoption is permitted. The Company is evaluating the impact of this ASU but does not expect these amendments to have a material effect on the condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which adds clarity and guidance to the application of Topic 270, including a principle to disclose material events since the most recent annual reporting period. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. The amendments can be applied prospectively or retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU but does not expect these amendments to have a material effect on the condensed consolidated financial statements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 2: ACQUISITIONS
On December 11, 2025, the Company entered into a merger agreement with CCFI, Aaron’s, and two wholly owned indirect subsidiaries of the Company, pursuant to which those subsidiaries merged with and into Aaron's and CCFI, respectively. The transaction closed on August 11, 2026. Upon completion of the Mergers, CCFI and Aaron’s became wholly owned indirect subsidiaries of the Company. Under the terms of the Merger Agreement, equityholders of CCFI and Aaron’s received shares of the Company’s common stock, resulting in a change of control of the Company upon closing. We believe the Mergers provided a compelling opportunity to create a premier omni-channel platform that provides non-prime consumers access to durable goods and a comprehensive suite of innovative financial solutions tailored to their specific needs.
The Mergers were accounted for as reverse mergers using the acquisition method of accounting, pursuant to ASC Topic 805, Business Combinations (“ASC 805”), with Katapult Holdings treated as the legal acquirer of CCFI and Aaron's and CCFI treated as the accounting acquirer of Katapult Holdings (pre-merger) and Aaron’s. CCFI has been determined to be the accounting acquirer primarily based on an evaluation of the following facts and circumstances: (i) previous CCFI unitholders have the largest portion of voting rights in the combined organization, holding approximately 80.0% of the shares of the combined entity on a fully diluted basis, (ii) CCFI controls the Board of Directors of the combined organization with six of the ten-member board being designees selected by CCFI, including the Executive Chairman of the Board being the previous CCFI Executive Chairman of the Board and Chief Executive Officer, and (iii) CCFI was the largest of the three entities when considering net income and enterprise value.
In connection with the Mergers, the Company incurred $19.5 million and $24.8 million of acquisition-related costs during the three and nine months ended September 30, 2026, respectively, consisting primarily of professional and consulting fees and transaction-related compensation costs, which are included in selling, general and administrative expense within the condensed consolidated statements of operations.
ASC 805 requires the allocation of the purchase price consideration to the fair value of the identified assets acquired and liabilities assumed upon consummation of a business combination. Accordingly, the total purchase price to acquire Aaron’s and Katapult Holdings has been preliminarily allocated to the assets acquired and assumed liabilities of Aaron’s and Katapult Holdings based upon their estimated fair values. Any excess amounts, after allocating the purchase consideration to identifiable tangible and intangible assets acquired and liabilities assumed, have been recorded as goodwill. The net assets of CCFI continue to be recognized at historical cost.
Consideration Transferred
The fair value of consideration transferred has been determined based on the number of Katapult Holdings' common shares issued or retained and the per share opening price of Katapult Holdings’ common stock as of August 11, 2026 on NASDAQ, as the quoted market price is more readily determinable and a more reliable indicator of fair value than the per unit price of CCFI units, as CCFI, the accounting acquirer, was a private entity prior to the Mergers.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the preliminary acquisition-date fair value of consideration transferred:

Aaron's common stock converted to Katapult Holdings common stock	11,369
Aaron's MIP units converted to Katapult Holdings common stock	944
Total Katapult Holdings shares held by Aaron's	12,313
Katapult Holdings opening market price as of August 11, 2026	$6.48
Preliminary fair value of consideration transferred for Aaron’s	$79,788

Katapult Holdings outstanding shares at August 11, 2026[1]	5,137
Katapult Holdings opening market price as of August 11, 2026	$6.48
Preliminary fair value of Katapult Holdings outstanding common stock	$33,290
Settlement of Katapult Holdings Director RSUs[2]	828
Pre-combination value of vested portion of RSUs[3]	171
Preliminary fair value of merger consideration transferred for Katapult Holdings	$34,289
Total preliminary fair value of consideration transferred	$114,077
1 Represents approximately 4.8 million shares of Katapult Holdings common stock issued and outstanding as of August 11, 2026 plus approximately 0.6 million shares of Katapult Holdings common stock issued for exercise of Katapult Holdings' historical private warrants less approximately 0.3 million shares of Katapult Holdings common stock cancelled pursuant to earn-out conditions triggered by the Mergers.
2 Represents the cash settlement of unvested or previously deferred restricted stock units granted to previous Katapult Holdings Directors as of the closing date based on the terms of the Merger Agreement.
3 Represents the pre-combination value of unvested Katapult Holdings RSUs attributable to pre-combination services as of the closing date of the Mergers. The portion attributable to post-combination service will be recognized as stock-based compensation expense over the remaining requisite service period and is not included in purchase consideration.
Preliminary Purchase Price Allocation
The fair values of the assets acquired and liabilities assumed, including the consideration transferred, are based on the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. The primary areas of the preliminary acquisition accounting that are not yet finalized include, but are not limited to, the following: (i) finalizing the review and valuation of intangible assets, including key assumptions, inputs and estimates, (ii) finalizing the Company's estimate of the impact of acquisition accounting on deferred income taxes or liabilities, (iii) finalizing the Company's review of certain working capital accounts acquired/assumed, (iv) finalizing the allocation of goodwill to the Company's reporting units and (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that the Company may not yet be aware of but that meet the requirement to qualify as a pre-acquisition contingency. The preliminary purchase price allocation remains subject to revision during the measurement period, which may not exceed one year from the acquisition date, as additional information becomes available concerning facts and circumstances that existed as of the acquisition date. Actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date. Goodwill primarily represents expected synergies from combining the businesses, assembled workforce and future growth opportunities. None of the goodwill attributable to the Mergers is expected to be deductible for tax purposes.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the August 11, 2026 acquisition date:

	Aaron's	Katapult Holdings	Total
Cash and cash equivalents	$64,931	$21,697	$86,628
Restricted cash	3,551	5,213	8,764
Accounts receivable	42,029	333	42,362
Lease merchandise	535,000	70,000	605,000
Merchandise inventories	71,000	—	71,000
Property, plant and equipment	160,137	2,326	162,463
Right of use assets - operating leases	297,659	266	297,926
Intangible assets	46,000	66,514	112,514
Prepaid expenses and other assets	68,978	2,386	71,364
Total assets acquired	$1,289,285	$168,737	$1,458,022

Accounts payable and accrued liabilities	$234,016	$31,823	$265,839
Deferred revenue	65,340	4,654	69,995
Operating lease liabilities	314,793	371	315,164
Deferred income taxes	38,552	14,583	53,135
Debt	684,829	145,010	829,839
Total liabilities assumed	1,337,530	196,441	1,533,971
Net identifiable assets acquired and liabilities assumed	(48,245)	(27,704)	(75,949)
Goodwill	128,033	61,993	190,026
Fair value of consideration transferred	$79,788	$34,289	$114,077
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (In Years)	Aaron's	Katapult Holdings	Total
Trade name and trademarks	7	$40,000	$11,000	$51,000
Developed technology	3 - 4	6,000	23,514	29,514
Merchant relationships	9	—	32,000	32,000
		$46,000	$66,514	$112,514
Pro Forma information
The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Mergers occurred on January 1, 2025. The unaudited pro forma condensed consolidated financial results have been prepared from the CCFI, Aaron's and Katapult Holdings historical consolidated statements of operations for the periods presented. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisition occurred on January 1, 2025.

	Three Months Ended September 30,
	2026		2025
	As Reported	Pro Forma Condensed Consolidated Results	As Reported	Pro Forma Condensed Consolidated Results
Revenues	$753,894	$1,006,233	$443,296	$1,018,840
Net loss	(27,994)	(35,980)	(329)	(39,221)

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2026		2025
	As Reported	Pro Forma Condensed Consolidated Results	As Reported	Pro Forma Condensed Consolidated Results
Revenues	$1,624,140	$3,016,257	$1,311,925	$3,041,191
Net income (loss)	51,304	(1,263)	45,930	(45,186)
Note 3: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. The following table provides information related to the carrying amount of the Company's goodwill:

	Consumer Finance	Lease-to-Own & Retail	Total
Balance at December 31, 2025	$107,888	$—	$107,888
Acquisitions	—	190,026	190,026
Balance at September 30, 2026	$107,888	$190,026	$297,914
Other Intangible Assets, net
The following table summarizes information related to the Company's other intangible assets, net:

		September 30, 2026			December 31, 2025
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships and lists	5	$87,070	$(74,042)	$13,028	$87,070	$(61,014)	$26,056
Merchant relationships	9	32,000	(497)	31,503	—	—	—
Trade names and trademarks	7	99,884	(15,613)	84,271	48,884	(12,151)	36,733
Internal use software	3	18,983	(18,840)	143	18,983	(14,130)	4,853
Developed technology	4	29,514	(1,147)	28,367	—	—	—
Total		$267,451	$(110,139)	$157,312	$154,937	$(87,295)	$67,642

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Total amortization expense of other intangible assets included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations was $9.5 million and $22.8 million during the three and nine months ended September 30, 2026, respectively. Amortization expense was $5.2 million and $17.3 million for the three and nine months ended September 30, 2025, respectively.
The future estimated amortization of intangible assets at September 30, 2026 is as follows (in thousands):

2026	$9,929
2027	30,393
2028	21,708
2029	20,875
2030	17,467
Thereafter	56,940
Note 4: FAIR VALUE MEASUREMENT
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
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3 — Unobservable inputs for the asset or liability that are used when observable inputs are not available, which require the Company to develop its own assumptions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Finance receivables at fair value	$—	$—	$275,139	$—	$—	$273,223

The table below presents quantitative information about key unobservable inputs used for the Company's finance receivable fair value measurements as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Net collections rate[1]	42.7%	41.4%
Cost assumptions rate[1]	27.0%	27.5%
Discount rate	11.2%	12.8%
1 Rates presented are weighted averages of all FVO portfolios as a percentage of aggregate principal balance outstanding.
The FVO portfolio is measured at fair value on a recurring basis pursuant to the Company's election of the fair value option under ASC 825 for these receivables. The fair value of these finance receivables is estimated using a discounted cash flow methodology that incorporates significant unobservable inputs, such as estimated loss, payment activity, discount rate, and certain originating, servicing, and collection cost assumptions that are unobservable but reflect the Company's best estimates of the assumptions a market participant would use to calculate fair value. As the model inputs are based on significant unobservable inputs, the FVO portfolio is classified as Level 3 of the valuation hierarchy. Certain unobservable inputs may, in isolation, have either a directionally consistent or opposite impact on the fair value of the finance instrument for a given change

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

in that input. An increase to the net collection rate would increase the fair value of the Company’s finance receivables at fair value. An increase to the cost assumptions rate or discount rate would decrease the fair value of the Company’s finance receivables at fair value. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets that are measured at fair value on a nonrecurring basis:

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale	$—	$750	$—	$—	$—	$—
Assets classified as held for sale are measured at the lower of carrying amount or fair value less estimated costs to sell, with any resulting adjustment recognized in selling, general and administrative expense in the condensed consolidated statements of operations. The assets’ highest and best use is as real estate land parcels for development or real estate properties for use or lease; however, the Company does not intend to develop or use these properties and plans to sell them to third parties as soon as practicable. Assets classified as held for sale are included in prepaid expenses and other assets on the condensed consolidated balance sheets.
The Company may be required, from time to time, to measure other certain assets and liabilities at fair value on a nonrecurring basis. The Company’s assets that are measured at fair value on a nonrecurring basis and are evaluated with periodic testing for impairment include property, plant and equipment, operating lease right-of-use assets and operating lease liabilities, goodwill and other intangible assets. Estimates of the fair value of these assets and liabilities may rely on valuation methodologies developed using key inputs such as management's projections of future cash flows and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy.
Assets and Liabilities Not Measured at Fair Value
The fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets and accounts payable and accrued liabilities approximate their respective carrying values due to the short-term nature.
Finance receivables at amortized cost, net consist of short-term and medium-term secured and unsecured consumer loans, including open end lines of credit. Loans originate at prevailing market rates. For the short-term secured and unsecured consumer loans, given the short-term nature of these loans and due to these loans continually being repriced at current market rates, the amortized cost approximates fair value. For the medium-term secured and unsecured consumer loans, the Company estimated fair value by using a discounted cash flow methodology. The internally developed model uses inputs, such as estimated loss, payment activity, discount rate, average loan age, and certain originating, servicing, and collection cost assumptions that are unobservable but reflect the Company's best estimates of the assumption a market participant would use to calculate fair value. The fair values of loans receivable are measured using Level 3 inputs.

The carrying value of the Company’s debt obligations approximates fair value. The Company’s term loans and revolving credit facilities, with both variable and fixed interest rates, are not actively traded and therefore do not have quoted market prices. The estimated fair values of these obligations are classified within Level 3 of the fair value hierarchy because the estimates incorporate significant unobservable inputs, including assumptions regarding the Company's credit risk and the terms of comparable financing arrangements. The Company’s variable interest rate debt facilities are generally tied to the Secured Overnight Financing Rate ("SOFR"), a market benchmark, with a short reset period, and as such, their carrying values approximate fair value. The estimated fair value of the Company's fixed-rate debt facilities is estimated by considering contractual interest rates, current market conditions and the terms and risk characteristics of comparable debt instruments. The estimated fair value approximates carrying value.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table presents the Company's financial assets and liabilities not measured at fair value as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements
	September 30, 2026				December 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3
Assets
Cash equivalents and restricted cash	$271,802	$271,802	$—	$—	$95,488	$95,488	$—	$—
Finance receivables at amortized cost, net	431,489	—	—	477,372	430,108	—	—	474,407
Liabilities
Term loans[1]	655,873	—	—	655,873	329,047	—	—	329,047
Revolving facilities[1]	1,289,532	—	—	1,289,532	702,397	—	—	702,397
Finance lease obligations[1]	26,211	—	—	26,211	1,787	—	—	1,787
Other debt obligations[1]	10,000	—	—	10,000	10,000	—	—	10,000
[1] The carrying amount excludes issuance costs.
Note 5: FINANCE RECEIVABLES
Finance Receivables at Amortized Cost
Finance receivables at amortized cost represent amounts due from customers for advances at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Short-term consumer loans:
Secured	$303,658	$310,198
Unsecured	72,122	75,087
Total short-term consumer loans	375,780	385,285
Medium-term consumer loans:
Secured	64,902	74,043
Unsecured	106,845	103,624
Total medium-term consumer loans	171,747	177,667
Total gross receivables	547,527	562,952
Unearned advance fees, net of deferred loan origination costs	(8,246)	(17,304)
Finance receivables at amortized cost	539,281	545,648
Allowance for credit losses	(107,792)	(115,540)
Finance receivables at amortized cost, net	$431,489	$430,108
The Company’s consumer loan portfolio includes both secured and unsecured loans. The Company considers the delinquency status of the finance receivables as a key credit quality indicator and evaluates the credit quality of its consumers based on the aging status of the loan and by payment activity. As part of the Company's credit risk management activities, the Company actively monitors the migration between the delinquency aging and changes in the delinquency trends to manage exposure to credit risk in the portfolio.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following tables below are a summary of the Company’s finance receivables at amortized cost by their year of origination and number of days delinquent. The gross charge-offs are for the nine months ended September 30, 2026:

Short-term secured at September 30, 2026	2026	2025	Total
Current	$212,039	$—	$212,039
1 - 30 days past due	56,610	—	56,610
31 - 60 days past due	25,073	—	25,073
61 - 90 days past due	12,129	—	12,129
Finance receivables at amortized cost	$305,851	$—	$305,851

Gross charge-offs for the nine months ended September 30, 2026	$106,404	$83,629	$190,033

Short-term unsecured at September 30, 2026	2026	2025	2024	Total
Current	$67,905	$—	$—	$67,905
1 - 30 days past due	462	—	—	462
31 - 60 days past due	21	—	—	21
61 - 90 days past due	12	—	—	12
91+ days past due	8	—	—	8
Finance receivables at amortized cost	$68,408	$—	$—	$68,408

Gross charge-offs for the nine months ended September 30, 2026	$125,010	$13,559	$3	$138,572

Medium-term secured at September 30, 2026	2026	2025	2024	2023	2022	Prior	Open End Lines of Credit	Total
Current	$5,079	$92	$1,072	$491	$47	$—	$39,392	$46,173
1 - 30 days past due	598	20	528	369	66	—	10,174	11,755
31 - 60 days past due	209	11	127	75	27	—	4,463	4,912
61 - 90 days past due	152	6	72	39	17	—	2,291	2,577
91+ days past due	1	—	—	—	—	—	87	88
Finance receivables at amortized cost	$6,039	$129	$1,799	$974	$157	$—	$56,407	$65,505

Gross charge-offs for the nine months ended September 30, 2026	$1,829	$2,779	$1,632	$950	$262	$31	$18,083	$25,566

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Medium-term unsecured at September 30, 2026	2026	2025	2024	2023	2022	Open End Lines of Credit	Total
Current	$7,086	$—	$9	$1	$1	$57,863	$64,960
1 - 30 days past due	3,416	—	—	—	—	10,925	14,341
31 - 60 days past due	1,782	—	—	—	—	9,272	11,054
61 - 90 days past due	120	—	—	—	—	7,797	7,917
91+ days past due	86	23	1	—	1	1,134	1,245
Finance receivables at amortized cost	$12,490	$23	$10	$1	$2	$86,991	$99,517

Gross charge-offs for the nine months ended September 30, 2026	$13,578	$17,678	$104	$10	$—	$69,857	$101,227

The following tables below are a summary of the Company’s gross receivables at amortized cost by their year of origination and number of days delinquent. The gross charge-offs are for the nine months ended September 30, 2025:

Short-term secured at December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Current	$214,985	$—	$—	$—	$—	$—	$214,985
1 - 30 days past due	56,868	—	—	—	—	—	56,868
31 - 60 days past due	26,900	—	—	—	—	—	26,900
61 - 90 days past due	12,959	—	—	—	—	—	12,959
91+ days past due	—	1	—	—	—	—	1
Finance receivables at amortized cost	$311,712	$1	$—	$—	$—	$—	$311,713

Gross charge-offs for the nine months ended September 30, 2025	$91,849	$79,108	$667	$95	$6	$12	$171,737

Short-term unsecured at December 31, 2025	2025	2024	2023	Total
Current	$70,317	$—	$—	$70,317
1 - 30 days past due	1,156	—	—	1,156
31 - 60 days past due	3	—	—	3
91+ days past due	3	10	6	19
Finance receivables at amortized cost	$71,479	$10	$6	$71,495

Gross charge-offs for the nine months ended September 30, 2025	$116,641	$11,118	$3	$127,762

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Medium-term secured at December 31, 2025	2025	2024	2023	2022	2021	Prior	Open End Lines of Credit	Total
Current	$4,977	$4,578	$1,615	$221	$—	$—	$39,687	$51,078
1 - 30 days past due	612	1,769	978	233	15	—	9,843	13,450
31 - 60 days past due	378	529	319	90	16	—	4,214	5,546
61 - 90 days past due	210	237	135	78	17	—	2,308	2,985
91+ days past due	—	6	1	—	—	—	70	77
Finance receivables at amortized cost	$6,177	$7,119	$3,048	$622	$48	$—	$56,122	$73,136

Gross charge-offs for the nine months ended September 30, 2025	$23,538	$67,548	$4,358	$912	$216	$19	$19,808	$116,399

Medium-term unsecured at December 31, 2025	2025	2024	2023	2022	2021	Open End Lines of Credit	Total
Current	$3,888	$69	$13	$64	$1	$54,794	$58,829
1 - 30 days past due	2,896	10	—	3	—	11,412	14,321
31 - 60 days past due	1,657	4	1	1	—	7,606	9,269
61 - 90 days past due	84	1	—	2	—	6,133	6,220
91+ days past due	34	4	—	—	—	627	665
Finance receivables at amortized cost	$8,559	$88	$14	$70	$1	$80,572	$89,304

Gross charge-offs for the nine months ended September 30, 2025	$9,644	$11,709	$618	$65	$17	$56,265	78,318

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Changes in the allowance for credit losses by product type for the three months ended September 30, 2026 are as follows:

	Balance July 1, 2026	Provision	Charge-Offs	Recoveries	Balance September 30, 2026
Short-term consumer finance loans	$57,840	$53,799	$(113,739)	$58,424	$56,324
Medium-term consumer finance loans	47,046	40,093	(43,919)	8,248	51,468
	$104,886	$93,892	$(157,658)	$66,672	$107,792

The provision for credit losses for the three months ended September 30, 2026 also includes the decrease in liability for credit losses on off-balance sheet credit exposure from unfunded loans of $0.4 million, losses from returned items from check cashing of $1.9 million, and recoveries from debt sales of $1.8 million.

Changes in the allowance for credit losses by product type for the nine months ended September 30, 2026, are as follows:

	Balance January 1, 2026	Provision	Charge-Offs	Recoveries	Balance September 30, 2026
Short-term consumer finance loans	$65,786	$139,998	$(328,605)	$179,145	$56,324
Medium-term consumer finance loans	49,754	101,559	(126,793)	26,948	51,468
	$115,540	$241,557	$(455,398)	$206,093	$107,792

The provision for credit losses for the nine months ended September 30, 2026 also includes the decrease in liability for credit losses on off-balance sheet credit exposure from unfunded loans of $1.0 million, losses from returned items from check cashing of $5.1 million, and recoveries from debt sales of $3.9 million.

Changes in the allowance for credit losses by product type for the three months ended September 30, 2025 are as follows:

	Balance July 1, 2025	Provision	Charge-Offs	Recoveries	Balance September 30, 2025
Short-term consumer finance loans	$56,496	$38,384	$(88,252)	$57,935	$64,563
Medium-term consumer finance loans	48,881	54,373	(73,398)	17,326	47,182
	$105,377	$92,757	$(161,650)	$75,261	$111,745

The provision for credit losses for the three months ended September 30, 2025 also includes the decrease in liability for credit losses on off-balance sheet credit exposure from unfunded loans of $2.0 million and losses from returned items from check cashing of $1.8 million.

The provision for short-term consumer loans of $38.4 million is net of recoveries from debt sales of $0.8 million for the three months ended September 30, 2025. The provision for medium-term consumer loans of $54.4 million is net of recoveries from debt sales of $0.9 million for the three months ended September 30, 2025.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Changes in the allowance for credit losses by product type for the nine months ended September 30, 2025, are as follows:

	Balance January 1, 2025	Provision	Charge-Offs	Recoveries	Balance September 30, 2025
Short-term consumer finance loans	$67,739	$116,756	$(299,499)	$179,567	$64,563
Medium-term consumer finance loans	47,126	130,230	(194,717)	64,543	47,182
	$114,865	$246,986	$(494,216)	$244,110	$111,745

The provision for credit losses for the nine months ended September 30, 2025 also includes the increase in liability for credit losses on off-balance sheet credit exposure from unfunded loans of $0.6 million and losses from returned items from check cashing of $5.2 million.

The provision for short-term consumer loans of $116.8 million is net of recoveries from debt sales of $1.7 million for the nine months ended September 30, 2025. The provision for medium-term consumer loans of $130.2 million is net of recoveries from debt sales of $1.9 million for the nine months ended September 30, 2025.

The Company has subsidiaries that facilitate third-party lender loans under the CSO model. Changes in the accrual for third-party lender losses for the three and nine months ended September 30, 2026 and 2025, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total balance, beginning of period	$42,963	$39,127	$49,757	$60,487
Provision for credit losses	41,239	44,797	107,156	89,731
Charge-offs	(45,123)	(49,522)	(130,196)	(127,850)
Recoveries	4,780	4,840	17,142	16,874
Total balance, end of period	$43,859	$39,242	$43,859	$39,242

The Company had $25.0 million and $7.9 million in collateral accounts for the benefit of lenders as of September 30, 2026 and December 31, 2025, respectively, which is included in prepaid expenses and other assets on the condensed consolidated balance sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a negotiated percentage of the outstanding loan balances held by the lender.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The aging of gross receivables at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Current finance receivables	$395,148	$406,902
Past due finance receivables (1 - 30 days)
Secured short-term consumer loans	56,663	56,869
Unsecured short-term consumer loans	485	1,201
Secured medium-term consumer loans	12,209	13,906
Unsecured medium-term consumer loans	16,632	18,231
Total past due finance receivables (1 - 30 days)	85,989	90,207
Past due finance receivables (31 - 60 days)
Secured short-term consumer loans	25,095	26,902
Unsecured short-term consumer loans	21	3
Secured medium-term consumer loans	5,028	5,520
Unsecured medium-term consumer loans	12,221	10,582
Total past due finance receivables (31 - 60 days)	42,365	43,007
Past due finance receivables (61 - 90 days)
Secured short-term consumer loans	12,139	12,959
Unsecured short-term consumer loans	12	—
Secured medium-term consumer loans	2,613	3,046
Unsecured medium-term consumer loans	7,921	6,016
Total past due finance receivables (61 - 90 days)	22,685	22,021
Past due finance receivables (91+ days)
Secured short-term consumer loans	—	1
Unsecured short-term consumer loans	8	20
Secured medium-term consumer loans	88	155
Unsecured medium-term consumer loans	1,244	639
Total past due finance receivables (91+ days)	1,340	815
Total delinquent	152,379	156,050
Total gross receivables	$547,527	$562,952
Finance receivables in nonaccrual status	$95,704	$94,471

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table is a summary of the Company’s nonaccrual loans by major category for the periods indicated:

	Nonaccrual Loans with an Allowance
	September 30, 2026	December 31, 2025
Short-term secured	$79,283	$79,122
Short-term unsecured	3	24
Medium-term secured	8,822	9,969
Medium-term unsecured	7,596	5,356
Total nonaccrual loans	$95,704	$94,471

The following table represents the accrued interest receivables written off by reversing interest income associated with the Company’s nonaccrual loans during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Short-term secured	$6,861	$7,351	$18,216	$22,212
Short-term unsecured	—	24	2	62
Medium-term secured	440	593	1,174	3,288
Medium-term unsecured	218	204	627	500
Total	$7,519	$8,172	$20,019	$26,062
Finance Receivables at Fair Value

The Company has elected the fair value option for all new consumer finance loans originating on or after July 1, 2024 that are medium-term secured and medium-term unsecured products, excluding products tied to a line of credit and any third-party lender products under a CSO program. At September 30, 2026 and December 31, 2025, the aggregate principal balance outstanding for finance receivables at fair value that were 90 days or more past due was $0.5 million and $0.2 million, respectively. At both September 30, 2026 and December 31, 2025, the fair value of finance receivables at fair value that were 90 days or more past due was immaterial, as was the related finance receivables at fair value in nonaccrual status.

The following tables summarize the difference between the fair value and the unpaid principal balance of finance receivables measured at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Medium-term secured	Medium-term unsecured	Total	Medium-term secured	Medium-term unsecured	Total
Aggregate principal balance outstanding	$183,668	$54,119	$237,787	$187,112	$52,819	$239,931
Net fair value adjustments	38,629	(1,277)	37,352	36,048	(2,756)	33,292
Finance receivables at fair value	$222,297	$52,842	$275,139	$223,160	$50,063	$273,223

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Changes in the fair value of finance receivables during the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Medium-term secured	Medium-term unsecured	Total	Medium-term secured	Medium-term unsecured	Total
Balance, beginning of period	$213,657	$52,882	$266,539	$188,475	$37,178	$225,653
Originations	105,037	46,902	151,939	110,330	44,037	154,367
Repayments	(83,481)	(26,539)	(110,020)	(77,023)	(24,548)	(101,571)
Charge-offs, net	(16,695)	(19,821)	(36,516)	(17,590)	(13,041)	(30,631)
Net change in fair value	3,779	(582)	3,197	3,400	(570)	2,830
Balance, end of period	$222,297	$52,842	$275,139	$207,592	$43,056	$250,648

Changes in the fair value of finance receivables during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Medium-term secured	Medium-term unsecured	Total	Medium-term secured	Medium-term unsecured	Total
Balance, beginning of period	$223,160	$50,063	$273,223	$164,732	$37,063	$201,795
Originations	295,339	136,214	431,553	303,531	114,420	417,951
Repayments	(251,371)	(78,278)	(329,649)	(223,137)	(69,571)	(292,708)
Charge-offs, net	(47,412)	(56,636)	(104,048)	(48,309)	(36,728)	(85,037)
Net change in fair value	2,581	1,479	4,060	10,775	(2,128)	8,647
Balance, end of period	$222,297	$52,842	$275,139	$207,592	$43,056	$250,648

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6: REVENUE RECOGNITION
The following table disaggregates revenue by major revenue category. Due to the application of reverse merger accounting, revenues for periods prior to August 11, 2026 reflect only the historical operations of CCFI, as the accounting acquirer. Revenues for periods subsequent to August 11, 2026 include the results of the consolidated Company. Accordingly, period-over-period comparisons of revenue and revenue mix are not comparable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance receivable revenues	$293,507	$284,310	$857,038	$832,960
Credit service fees	124,582	127,136	366,558	387,259
Check cashing fees	16,493	16,933	49,397	49,002
Card fees and other revenues	14,175	14,917	46,010	42,704
Consumer finance revenues	448,757	443,296	1,319,003	1,311,925
Lease revenues and fees	226,218	—	226,218	—
Franchise royalties and other revenues	3,375	—	3,375	—
Lease revenues[1]	229,593	—	229,593	—
Retail Sales	61,654	—	61,654	—
Non-Retail sales	13,890	—	13,890	—
Merchandise sales	75,544	—	75,544	—
Total revenues	$753,894	$443,296	$1,624,140	$1,311,925
1 Includes revenues from Canadian operations of $10.9 million for both the three and nine months ended September 30, 2026, which are primarily lease revenues and fees.
Consumer Finance Revenues
Finance receivable revenues consist primarily of interest income, origination fees, and finance charges associated with short-term and medium-term consumer loans. Origination fees and direct loan origination costs incurred for the origination of secured and unsecured short-term and medium-term consumer loans are deferred and recognized over the contractual term of the related loan using the effective interest method. Interest income earned from short-term and medium-term consumer loans is recognized over the term of the loan using the effective interest method for finance receivables at amortized cost. Finance receivables for which the fair value option has been elected are measured using a discounted cash flow methodology. Interest and fee income related to these receivables is recognized within consumer finance revenues and is distinct from changes in fair value.
Credit service fees are earned through the Company's CSO and credit access programs. Revenue is recognized over the period during which the Company fulfills its performance obligations, which generally corresponds to the arranged credit service period. The primary performance obligation is providing credit support and related services over the life of the arrangement.
Check cashing fees are recognized and the performance obligation is satisfied at the time the check cashing service is provided.
Other consumer finance service revenues include fees generated from card products, bill payment services, money transfers, money order sales, and other transaction-based services. Revenue is generally recognized at the point in time the related service is provided and the Company's performance obligation is satisfied. The transaction price is reduced for variable consideration related to assuring the minimum cash requirement and program fees paid directly to the third-party lending program provider. The Company estimates the amount of variable consideration to which it expects to be entitled at contract inception using the expected value, subject to the constraint that a significant revenue reversal is not probable and is reassessed each reporting period. For arrangements in which the Company acts as an agent, revenue is recognized on a net basis equal to the amount retained by the Company.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Lease Revenues
Lease revenues and fees consist primarily of amounts earned from lease-purchase agreements. The Company's lease arrangements are accounted for as operating leases under ASC 842, Leases ("ASC 842"). In accounting for its customer lease agreements as operating leases, the Company has considered that (1) the leases do not transfer ownership of the underlying asset to the lessee by the end of the lease term; (2) the leases do not grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (3) the lease term is not for the major part of the remaining economic life of the underlying asset; (4) the present value of the sum of the lease payments does not equal or exceed substantially all of the fair value of the underlying asset; and (5) the underlying asset is not of a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
The Company provides lease merchandise, consisting of furniture, appliances, electronics, computers, and other home goods to its customers for lease under certain terms agreed to by the customer. The Company offers leases with flexible ownership plans that can be generally renewed weekly, bi-weekly, semi-monthly, or monthly up to 24 months and generally does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through an early purchase option, promotional purchase option or through payment of all required lease payments through the end of the ownership plan. Customers may generally terminate lease agreements at the end of each renewal period without penalty.
Aaron's also offers customers the option to obtain a membership in the Aaron’s Club program. Benefits of the Aaron’s Club program include lease protection, health & wellness discounts, and dining, shopping and consumer savings. The Company also offers Aaron’s Protection Plus with additional lease protection benefits. These benefits are renewable period to period and are cancellable at any time by either party without penalty.
Lease revenues related to the leasing of merchandise, Aaron's Club membership fees, Aaron's Protection Plus fees, and similar offerings by the Katapult operations are recognized as revenue in the month they are earned. Payments received prior to the month earned are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. Lease payments due but not received prior to month end are recorded as accounts receivable in the accompanying condensed consolidated balance sheets. Lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
Revenues from leases that originated from third-party merchants are generally recorded net of sales taxes as sales tax is collected from each customer's lease payment and a sales tax payable is recorded for remittance to the respective state. For KPay transactions, all sales tax is paid by the Company upon purchase of the goods and is typically recorded in the cost basis of the capitalized lease merchandise.
Substantially all lease revenues and fees were within the scope of ASC 842 for the three and nine months ended September 30, 2026. Included in lease revenues and fees above, the Company had $15.1 million for both the three and nine months ended September 30, 2026, within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606").
The Company also has existing agreements with its current Aaron's franchisees to govern the operations of franchised stores. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are obligated to remit to us royalty payments of 6% of the weekly cash revenue payments received, which is recognized as the underlying franchisee sales occur and the related fees become due. The Company also charges fees for advertising efforts that benefit the franchisees, which are recognized at the time the related services are provided. Substantially all franchise royalties and fees are within the scope of ASC 606. Of the franchise royalties and fees, $2.3 million for both the three and nine months ended September 30, 2026, are related to franchise royalty income that is recognized as the fees become due.
Other revenues primarily consist of sales of leased assets and related lease agreements to third parties, commissions earned through third-party relationships, and other miscellaneous revenue streams. Revenue is recognized when control of the underlying asset or service transfers to the customer in accordance with ASC 606.
Merchandise Sales
All merchandise sales are within the scope of ASC 606 during the three and nine months ended September 30, 2026.
Revenues from the retail sale of merchandise inventories are recognized at a point in time that the Company has satisfied its performance obligation and transferred control of the product to the respective customer. Revenues associated with retail sales transactions for which control has not transferred are deferred and are recorded within deferred revenue within the accompanying condensed consolidated balance sheets.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Retail sales at the BrandsMart business, both in store and online, are subject to a 30-day return policy. Accordingly, an allowance, based on historical returns experience, for sales returns is recorded as a component of retail sales in the period in which the related sales are recorded as well as an asset for the returned merchandise. The return asset and allowance for sales returns were $0.5 million and $0.1 million, respectively, as of September 30, 2026. The return asset and allowance for sales returns was recorded within prepaid expenses and other assets and accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets, respectively. Additional protection plans can be purchased by BrandsMart customers that provide extended warranty coverage on their product purchases, with payment being due for this protection at the point of sale. A third-party underwriter assumes the risk associated with the coverage and is primarily responsible for fulfillment. The Company is an agent to the contract and records the fixed commissions. These fixed commissions on the extended warranty coverages are included within merchandise sales in the accompanying condensed consolidated statements of operations on a net basis and are recognized at the point of sale.
Revenues from the retail sale of lease merchandise to individual consumers are recognized at the point of sale and are recorded within merchandise sales in the accompanying condensed consolidated statements of operations. Generally, the transfer of control occurs near or at the point of sale for retail sales. Retail sales of lease merchandise to individual Aaron's customers are not subject to a returns policy.
Revenues for the non-retail sale of merchandise to Aaron's franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise to the franchisee store, and are recorded within merchandise sales in the accompanying condensed consolidated statements of operations. All non-retail sales revenue is within the scope of ASC 606.
Note 7: INDEBTEDNESS
The Company’s outstanding debt consists of term loans, revolving credit facilities and finance lease obligations held by wholly-owned subsidiaries. Debt by category as of September 30, 2026 and December 31, 2025 is presented below.

	September 30, 2026	December 31, 2025
Term Loans	$655,873	$329,047
Revolving Credit Facilities	1,289,532	702,397
Finance Lease Obligations[1]	26,211	1,787
Other Debt Obligations	10,000	10,000
Total Debt, gross	1,981,617	1,043,231
Less: Unamortized Debt issuance costs and interest	30,753	18,544
Total Debt, net	$1,950,864	$1,024,687
1 During the nine months ended September 30, 2026, the Company entered into finance leases of $0.3 million, which were treated as non-cash activities and therefore excluded from the condensed consolidated statements of cash flows. During the same period, the Company made principal repayments on finance lease obligations of $0.3 million.
Total interest expense, net, inclusive of the amortization of deferred debt issuance costs and interest income was $64.9 million and $147.0 million for the three and nine months ended September 30, 2026, respectively and $44.5 million and $131.7 million for the three and nine months ended September 30, 2025, respectively.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Term Loans

Facility	Commitment or original principal	Maturity Date	Interest Rate	Balance at September 30, 2026	Balance at December 31, 2025
CCF Term Loan	$110.8 million	January 1, 2029	15.0% per annum	$110,718	$110,718
Sparrow Term Loan	$75.0 million, amended maximum	December 31, 2027	16.6% blended	75,000	70,000
Trident ATL Loan	$148.3 million	October 2, 2028	18.0% fixed	148,329	148,329
Aaron's Term Loan	$128.3 million, amended commitment	October 2, 2029	Class A: 16.5% Class B: 17.0%	110,294	—
TopCo Term Loan	Up to $200.0 million:$122.0 million initial + $78.0 million DDTL	August 11, 2029	15.0% cash + 5.0% PIK	136,858	—
MidCo Term Loan	$75.0 million	November 3, 2030	15.0%; PIK permitted with agent approval	74,675	—
		Total Term Loans		$655,873	$329,047
CCF Term Loan
On March 26, 2021, the Company entered into a $20.0 million secured term loan (the "CCF Term Loan"), which was subsequently increased to $110.8 million through a series of amendments. The CCF Term Loan shares collateral and covenant structures with the First Lien Facility (as defined below). The CCF Term Loan was amended during the third quarter of 2026 to extend the maturity date to January 1, 2029. The facility is secured by the collateral supporting the First Lien Facility, requires interest-only payments with a balloon payment at maturity, and includes mandatory prepayment requirements and financial covenants.

Sparrow Term Loan
On July 8, 2022, Sparrow Purchaser, LLC, a wholly-owned subsidiary of CCFI, entered into a $120.0 million term loan (the "Sparrow Term Loan") as part of the financing for the purchase price of CCFI's acquisition of Speedy Cash, Rapid Cash and Avio Credit Businesses from CURO Intermediate Holdings Corp. (the "CURO Acquisition"). On October 2, 2023, the Sparrow Term Loan was amended to update and add additional terms and conditions, including certain debt covenants and reporting requirements. In August 2026, the Sparrow Term Loan was amended to increase the maximum commitment by $25 million to $75 million, increase the blended interest rate to 16.6%, extend maturity to December 31, 2027, and revise required principal payments to $1.7 million quarterly and $0.7 million monthly. The facility is subject to revised amortization requirements pursuant to the August 2026 amendment.

Trident ATL Loan
On October 2, 2023, Project Trident Purchaser, LLC (“Project Trident”), a wholly-owned subsidiary of CCFI, entered into a $148.3 million acquisition term loan (the “Trident ATL Loan”) as part of the financing for the purchase price of the acquisition (the “TMX Acquisition”) of TMX Finance, LLC (“TMX Finance”). In August 2026, the Trident ATL Loan was amended to update certain reporting requirements in connection with the Mergers.

Aaron’s Term Loan
As part of the acquisition of Aaron’s by IQV Holdco, LLC (the “IQV Acquisition”), Aaron’s entered into a $125.0 million term loan agreement (the “Aaron’s Term Loan”) at closing. The facility is secured by Aaron’s assets and interests not pledged on a first-lien basis, and the obligations may be accelerated upon specified defaults. On July 30, 2025, Aaron’s executed the first amendment to the Aaron’s Term Loan to increase the delayed-draw term loan ("DDTL") maximum commitment by $3.3 million, from $35.0 million to $38.3 million. On October 23, 2025, Aaron’s executed a second amendment to incorporate definitions related to the Merger Agreement.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

On August 10, 2026, the facility was further amended to effect a lender assignment pursuant to which Acorn assigned its Class A tranche to BasePoint, which concurrently assigned the tranche to APT AAN TL, LLC. The amendment also increased the interest rate on the Class B tranche to 17.0%. The effective interest rate of the Aaron’s Term Loan was 16.78% as of September 30, 2026.

Merger Financing
TopCo Term Loan
On August 11, 2026, a wholly-owned subsidiary of the Company entered into a $200.0 million senior secured term loan facility (the "TopCo Term Loan") consisting of an approximately $122.0 million initial term loan funded at closing and an approximately $78.0 million DDTL facility. Borrowings bear interest at 15.0% in cash plus 5.0% PIK and mature on August 11, 2029. The initial loan was funded at closing, and the DDTL commitment is available through August 11, 2028, subject to specified conditions. During September 2026, the Company drew $14.4 million of the DDTL. The facility is secured by all of the personal property of the grantors and guaranteed by the Company and includes voluntary and mandatory prepayment provisions.
MidCo Term Loan
On August 11, 2026, a wholly-owned subsidiary of the Company entered into a $75.0 million senior secured term loan (the "MidCo Term Loan") to fund the repurchase of Katapult Holdings' historical preferred stock. The facility bears interest at 15.0%, with PIK permitted subject to agent approval, and matures on November 3, 2030. Voluntary prepayments are subject to a $0.25 million minimum, and mandatory prepayments are required upon specified events. The facility is secured by substantially all the personal property of the borrower.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Revolving Credit Facilities

Facility	Commitment	Draw Period End / Maturity Date	Interest Rate	Balance at September 30, 2026	Balance at December 31, 2025
First Lien Facility	$180.0 million	Draw: November 30, 2026 / Maturity: November 30, 2027	Class A: SOFR + applicable margin; Class B: fixed	$142,850	$142,850
Sparrow Single-pay Facility	$35.0 million	Maturity: March 31, 2028	15.5% fixed	30,988	30,987
Sparrow Multi-pay Facility	$175.0 million	Draw: December 31, 2027 / Maturity: December 31, 2028	Class A: 13.5%; Class B: 12.5%; Class C: 12.5%	114,654	119,073
TMX ABL Credit Facility	$450.0 million	Draw: December 31, 2027 / Maturity: August 10, 2029	SOFR + applicable margin, subject to floor	377,804	381,387
TMX Over-advance Credit Facility	$50.0 million	Draw: December 31, 2027 / Maturity: July 1, 2029	18.0% fixed	8,100	8,100
TMX Swingline Loan	$20.0 million	Maturity: January 7, 2028	18.0% + fees	10,000	20,000
Aaron's Loan Facility	$475.0 million	Draw: September 30, 2027 / Maturity: September 30, 2028	Term SOFR+ 4.50%-14.75%, 13.18% effective at 9/30/26	403,789	—
Aaron's Inventory ABL	$122.0 million	Maturity: September 30, 2028	Term SOFR + 4.75%-15.0%; 13.24% effective at 9/30/26	71,060	—
Aaron's Overadvance Facility	$65.0 million	Draw: September 30, 2027 / Maturity: September 30, 2028	Greater of 16.8% or SOFR/ABR + 14.8%; 18.50% effective at 9/30/26	63,945	—
Aaron's Swingline Facility	$10.0 million	Not applicable	20.0% + fee	—	—
Katapult SPV-1 LLC Revolving Line of Credit	$110.0 million	Maturity: December 4, 2026	SOFR + 7%, 3% floor +0.10% spread	66,343	—
		Total Revolving Facilities		$1,289,532	$702,397
First Lien Facility
On March 26, 2021, a wholly-owned subsidiary of CCFI entered into a $200.0 million asset-based secured revolving credit facility (the "First Lien Facility"), with a non-bank lender. The facility is collateralized by cash and eligible receivables and is subject to borrowing base and concentration limits. Interest-only payments are made periodically with a balloon payment at maturity. The First Lien Facility had a weighted average interest rate of 16.0% at September 30, 2026. The First Lien Facility was most recently amended during the third quarter of 2026 to extend the draw period to November 30, 2026, extend the maturity date to November 30, 2027 and modify certain terms. The $180.0 million maximum commitment remained unchanged. The First Lien Facility contains customary covenants and conditions, certain mandatory prepayment provisions, customary default provisions, as well as financial covenants, including minimum liquidity, adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"), net income requirements, and a tangible asset coverage ratio.

Sparrow Single-pay Facility
On July 8, 2022, a subsidiary of CCFI entered into a single-pay facility (the "Sparrow Single-pay Facility") as part of the financing for the purchase price of the CURO Acquisition. In July 2026, the Sparrow Single-pay Facility was amended to increase the interest rate to 15.5%, extend the maturity to March 31, 2028 and modify certain reporting requirements.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Sparrow Multi-pay Facility
On July 8, 2022, Sparrow 2022 MP SPE, LLC entered into a $175.0 million multi-pay facility (the “Sparrow
Multi-pay Facility”) as part of the financing for the purchase price of the CURO Acquisition. The commitment of the Sparrow Multi-pay Facility has three classes. Class A has a 60.0% commitment with a 13.5% interest rate,
Class B has a 30.0% commitment with a 12.5% interest rate, and Class C has a 10.0% commitment with a 12.5%
interest rate. In July 2026, the facility was amended to extend its maturity to December 31, 2028 and modify certain reporting requirements. The facility is subject to a 0.5% non-usage fee on the undrawn portion of the commitment.

TMX ABL Credit Facility
On October 2, 2023, Project Trident, a wholly-owned subsidiary of CCFI, entered into a $450.0 million asset-backed secured credit facility (the “TMX ABL Credit Facility”) as part of the financing for the purchase price of the TMX
Acquisition. The TMX ABL Credit Facility has three classes that each incur interest at a benchmark rate. The TMX ABL Credit Facility was amended in June 2026 and August 2026 to amend certain covenants and provisions, including extending the draw period termination date to December 31, 2027 and the maturity date to August 10, 2029.
TMX Over-advance Credit Facility
On October 2, 2023, Project Trident entered into a $50.0 million over-advance credit facility (the "TMX Over-advance Credit Facility") as part of the financing for the purchase price of the TMX Acquisition. The TMX Over-advance Credit Facility was amended in August 2026 to amend certain covenants and provisions, including extending the draw period termination date to December 31, 2027 and the maturity date to July 1, 2029.

TMX Swingline Loan
On October 20, 2023, TMX Finance, a wholly-owned subsidiary of CCFI, entered into an Unsecured Swingline
Agreement and Note (the “TMX Swingline Loan”) with a lender to make available to CCFI a swingline loan. In June 2026, the maturity of the TMX Swingline Loan was extended to January 7, 2028.

Aaron’s Loan Facility
During October 2024, Aaron’s entered into a master loan and security agreement (the “Aaron’s Loan Facility”)
in relation to and upon closing of the IQV Acquisition. The Aaron’s Loan Facility is a revolving loan and security agreement secured by Aaron's lease agreements and related lease merchandise. The Aaron's Loan Facility provides for multiple borrowing classes and permits acceleration upon specified defaults. On October 23, 2025, Aaron’s executed a second amendment to update the agreement with definitions related to the Merger Agreement. The effective interest rate of the Aaron’s Loan Facility was 13.18% as of September 30, 2026.

Aaron’s Inventory ABL
On April 30, 2026, Aaron’s entered into an Amended and Restated Credit Agreement for the Aaron’s Inventory ABL, providing for aggregate commitments of $122.0 million, consisting of a $50.0 million Class A tranche, a $40.0 million Class B tranche and a $32.0 million supplemental tranche. The facility matures on September 30, 2028 and is secured by BrandsMart merchandise inventories and Aaron’s lease merchandise located at fulfillment centers. The effective interest rate of the Aaron’s Inventory ABL was 13.24% as of September 30, 2026.

Aaron’s Overadvance Facility
During October 2024, Aaron’s entered into a master loan and security agreement (the “Aaron’s Overadvance
Facility”) in relation to and upon closing of the IQV Acquisition. The Aaron’s Overadvance Facility operates as a credit facility that allows Aaron’s to purchase assets and is secured by a second lien on Aaron’s leases and lease merchandise that secure the Aaron’s Loan Facility. On October 23, 2025, Aaron’s executed the first amendment to the Aaron’s Overadvance Facility to update the agreement with definitions related to the Merger Agreement and on
December 19, 2025, Aaron’s executed a third amendment to update the repayment waterfall. The effective interest rate of the Aaron’s Overadvance Facility was 18.50% as of September 30, 2026.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Aaron’s Swingline Facility
The facility is a separate short-term borrowing arrangement with no borrowings outstanding at September 30, 2026.

Katapult SPV-1 LLC Revolving Line of Credit
On May 14, 2019, Katapult Holdings and certain of its subsidiaries entered into a Loan and Security Agreement (the “2019
Loan Agreement”) for a revolving line of credit (the “Katapult SPV-1 LLC Revolving Line of Credit”). On June 12, 2025,
Katapult Holdings and certain of its subsidiaries entered into an Amended and Restated Loan and Security Agreement, which amended and restated the Katapult SPV-1 LLC Revolving Line of Credit in full. On June 2, 2026, the Company entered into the Third Amendment and Limited Waiver to the Katapult SPV-1 LLC Revolving Line of Credit. The Katapult SPV-1 LLC Revolving Line of Credit is a senior secured revolving facility and is subject to certain financial and asset performance covenants. In August 2026, the related joinder and guaranty provisions were modified in connection with the Mergers. Management intends to refinance, extend or replace the Katapult SPV-1 LLC Revolving Line of Credit prior to its December 4, 2026 maturity. Following completion of the Mergers, the Company has sufficient liquidity to repay the Katapult SPV-1 LLC Revolving Line of Credit, if necessary, and to support the refinancing, extension or replacement of the facility.
Other Debt Obligations
In March 2026, CCFI assigned its former subsidiary Creditcorp to a liquidation trust and issued a $10.0 million unsecured promissory note to fund the settlement of Creditcorp matters. Resolution of those matters was deferred under an agreement with the Small Business Administration pending the outcome of related litigation in DACO Investments, LLC v. SBA, No. 6:22-cv-01444 (W.D. La. May 27, 2022), which remains on appeal in the United States Court of Appeals for the Fifth Circuit. In the interim, the parties in DACO Investments, LLC reached an agreement in principle with the SBA in late 2025 to resolve the matter, but Creditcorp and the SBA were unable to agree on final terms for settlement. Creditcorp continues to explore options for resolution. Accrued interest of $0.5 million at September 30, 2026 and $0.4 million at December 31, 2025 is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.
Financial Covenants and Compliance
The Company’s debt agreements generally contain affirmative and negative covenants, borrowing-base requirements, financial maintenance covenants, restrictions on additional indebtedness and distributions, and customary events of default. Certain facilities require compliance with minimum liquidity, interest coverage, tangible asset coverage, adjusted EBITDA, net income, leverage, and portfolio-value requirements. The Company was in compliance with the applicable financial covenants as of September 30, 2026.
Note 8: INCOME TAXES
The Company computes its interim income tax provision in accordance with ASC 740, Income Taxes. Income tax expense for interim periods is based on the estimated annual effective tax rate, adjusted for discrete tax items recognized in the period in which they occur.
The Company recorded income tax benefit of $12.1 million and $47.6 million for the three and nine months ended September 30, 2026, respectively, compared to income tax benefit of $1.2 million and income tax expense of $5.4 million for the three and nine months ended September 30, 2025, respectively. The income tax benefit recorded during 2026 includes the impact of a discrete tax benefit from the release of a valuation allowance during the first quarter.
As a result of the Mergers, the Company's tax profile has changed significantly, including the mix of earnings across jurisdictions, deferred tax assets and liabilities, valuation allowance considerations, and the impact of acquisition-related transaction and integration costs. Accordingly, period-over-period comparisons of the Company's effective income tax rate may not be indicative of future results. The historical financial statements presented for periods prior to the acquisition reflect the results of CCFI as the accounting acquirer, while the post-transaction period includes the post-acquisition operations, tax attributes, and legal entity structure of the combined company.
Note 9: (LOSS) EARNINGS PER SHARE
The Company calculates basic and diluted net (loss) earnings per share attributable to common stockholders in accordance with ASC 260, Earnings Per Share. Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the potential dilutive effect of stock options and restricted stock units ("RSUs") (collectively, "share-based awards") as determined under the treasury stock method. Contingently issuable shares are included in basic and diluted net

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(loss) earnings per share only when there is no circumstance under which those shares would not be issued. Potential common shares are excluded from diluted earnings (loss) per share when their effect would be anti-dilutive.
In accordance with the guidance applicable to reverse merger, the equity structure of the Company has been restated in all historical periods to reflect the capital structure of Katapult Holdings (the legal acquirer) with the number of shares of the Company's common stock issued to CCFI unitholders in connection with the Mergers recast as if such shares had been held since the beginning of the earliest period presented. Further, shares issued/attributable to Aaron's and Katapult Holdings' (pre-merger) equityholders, as the accounting acquirees, are included in weighted average shares outstanding prospectively beginning on August 11, 2026.
The Company's basic and diluted earnings per share calculations for all periods prior to the Mergers assumes that the weighted average number of common shares outstanding was 56.4 million, which is the number of Katapult Holdings common shares issued in exchange for CCFI equity interests (excluding CCFI MIP Equity) in connection with the Mergers on August 11, 2026.
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted Average Shares Outstanding	73,471	56,365	62,130	56,365
Dilutive Effect of Share-Based Awards	—	—	66	—
Weighted Average Shares Outstanding Assuming Dilution	73,471	56,365	62,196	56,365
The Company's calculation of weighted average shares outstanding for the three and nine months ended September 30, 2026 includes approximately 2.4 million shares of Katapult Holdings common stock that are issuable to former holders of CCFI phantom restricted units twelve months following closing, as the issuance of the shares is contingent only upon the passage of time. These awards were not included in the calculation of weighted average shares outstanding for periods prior to August 11, 2026, as the awards were not legally outstanding until the Mergers were completed and the related CCFI phantom units became issuable. Additionally, the Company's calculation of weighted average shares outstanding for the three and nine months ended September 30, 2026 includes approximately 11.0 million shares of Katapult Holdings common stock issued in exchange for CCFI MIP Equity. These shares were not included in the calculation of weighted average shares outstanding for periods prior to August 11, 2026, as the non-controlling interest was not acquired by Katapult Holdings until that date.
As the Company reported a net loss for the three months ended September 30, 2026, all potentially dilutive awards were excluded from diluted loss per share because their inclusion would have been anti-dilutive. Approximately 0.4 million weighted-average share based awards were excluded from the computation of earnings per share assuming dilution during the nine months ended September 30, 2026, as the awards would have been anti-dilutive for the periods presented.
Note 10: COMMITMENTS AND CONTINGENCIES
Legal Proceedings:
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business, certain of which have been described below. The Company establishes an accrued liability for legal and regulatory proceedings when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. The Company continually monitors its litigation and regulatory exposure and reviews the adequacy of its legal and regulatory reserves on a quarterly basis. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, and substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon the Company’s business, financial position, and results of operations.
At September 30, 2026 and December 31, 2025, the Company accrued $28.2 million and $22.0 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued liabilities in the condensed consolidated balance sheets.
Those matters for which a loss is reasonably possible but not probable and those matters for which a reasonable estimate is not possible are not included within these estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Jacob Atkinson v. Aaron’s, LLC
In Jacob Atkinson v. Aaron’s, LLC dba Aaron’s Sales & Lease Ownership, LLC, No. 23-2-19649, filed in 2023, currently pending in Washington state court, plaintiff, on behalf of himself and a putative class, alleges that Aaron’s, LLC (“Aaron’s LLC”) violated Washington’s Equal Pay and Opportunity Act, RCW 49.58.110 because certain Aaron’s LLC's job postings did not include a wage scale or salary range. Plaintiff seeks injunctive and declaratory relief and damages for himself and the putative class. A motion to dismiss the operative complaint is pending, but the case is currently stayed awaiting a ruling on a case involving different parties but similar legal issues.
Greensboro Law Center
Greensboro Law Center has filed a series of 16 mass actions in state court in North Carolina against various TitleMax branded entities (collectively “TitleMax Entities”) on behalf of claimants alleging that North Carolina law should apply to loans obtained by the claimants from TitleMax branded stores located outside of North Carolina. Fifteen of the mass actions have been removed to federal court, and fourteen have had their claims compelled to arbitration. Those arbitrations are in varying stages of litigation, including pending vacatur or confirmation in federal court. Two mass actions have yet to be compelled to arbitration. Various other ancillary litigation regarding these disputes is pending in North Carolina and South Carolina courts. The Company intends to continue to defend itself vigorously in these matters, and the outcome of the proceedings is uncertain.
In re Pennsylvania Department of Banking and Securities (“DOBS”)
In 2024, the Pennsylvania Department of Banking and Securities (“DOBS”) filed an administrative proceeding (the Order to Show Cause, or “OSC”) against TitleMax of Delaware, Inc., TitleMax of Ohio, Inc., TitleMax of Virginia, Inc., TitleMax of South Carolina, Inc., TitleMax Funding, Inc., TMX Finance LLC, TMX Finance Corporate Services, Inc., CCFI Companies, LLC, and all successors or predecessors in interest, affiliates, subsidiaries, or parent companies (collectively, the “Respondent Entities”) alleging the Respondent Entities: (1) need a license from the state of Pennsylvania and (2) offer products that violate various Pennsylvania laws. In the OSC, DOBS sought an order requiring the Respondent Entities to show that they did not violate certain Pennsylvania interest rate laws. In 2025, the Chief Hearing Examiner presiding over the OSC issued a Proposed Adjudication and Order in favor of the Respondent Entities, and adverse to DOBS, as to all counts. In the third quarter of 2026, the Pennsylvania Banking and Securities Commission (the “Commission”) largely reversed the determinations made by the Chief Hearing Examiner and ruled that the Respondent Entities must pay penalties and restitution. The Respondent Entities filed an appeal of the Commission’s findings with the Commonwealth Court of Pennsylvania on October 26, 2026. The Company intends to continue to defend itself vigorously in this matter. The outcome of the proceeding is uncertain, and the Company cannot predict the timing or ultimate resolution of the Commission’s review or of any related appeals. An estimate of the possible loss cannot be made with reasonable accuracy.
DCA Litigation
In October 2024, Katapult Group, Inc. reached a settlement with DCS Advisory, LLC (“DCA”) to resolve any and all disputes that exist between the two parties for total consideration of $3.0 million with half paid at settlement and the remainder paid over the next two years. The case was formally discontinued, with prejudice in October 2024. All obligations under the settlement have been fully satisfied as of September 30, 2026.
FlexShopper Litigation
In 2024, FlexShopper, Inc. (“FlexShopper”) filed a complaint against Katapult Holdings, Inc. in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleged patent infringement and sought an injunction as well as damages for alleged lost profits and willfulness. In March 2026, FlexShopper was sold to ReadySett, LLC, a subsidiary of Snap Finance. In June 2026, the Company entered into a Patent License Agreement with ReadySett, LLC, resolving previously pending patent litigation. Under the agreement, the Company agreed to pay a lump-sum amount in exchange for a perpetual license to certain FlexShopper patents and the dismissal of all litigation-related claims. The lump sum amount was paid during the third quarter of 2026.
The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described above, there is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2026.
Non-Cancelable Commitments
At September 30, 2026, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs, software licenses, and hardware and software maintenance of $115.8 million. Payments under these commitments are scheduled to be $26.4 million in 2026, $37.4 million in 2027, $20.2 million in 2028, and $31.8 million thereafter.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Unfunded Loan Commitments

The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statements of operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company’s other loan portfolio segments described in Note 1, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. As of September 30, 2026 and December 31, 2025, the liability for credit losses on off-balance sheet credit exposure included in accounts payable and accrued liabilities was $1.0 million and $2.0 million, respectively.
Note 11: RESTRUCTURING
During the third quarter of 2026, the Company initiated the Katapult Holdings Cost Optimization Restructuring Program designed to optimize its real estate footprint, consolidate disparate information technology systems and processes including those in human resources, advertising and finance and accounting. Management believes that this restructuring program will help the Company optimize its cost profile and generate incremental value for stockholders through cost rationalization and optimization. This program also includes potential labor optimization in overlapping functions within its operating segments, the centralization and optimization of corporate functions, as well as other duplicative third party spend costs reductions. The Company expects the program to end on December 31, 2027. Management expects future restructuring expenses (reversals) due to potential early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores, to extend beyond that date.
Restructuring costs incurred during the third quarter of 2026 also include costs incurred following the Mergers associated with the historical Aaron’s Company Operational Efficiency and Optimization Restructuring Program, implemented in 2022, and primarily consisted of continuing variable occupancy costs incurred related to previously closed Aaron's stores.
Total net restructuring expenses under the Company's restructuring programs, which were recorded within the selling, general and administrative expense line in the condensed consolidated statements of operations, amounted to $11.1 million for both the three and nine months ended September 30, 2026. Such expenses were comprised mainly of operating lease right-of-use asset impairment charges, fixed asset impairment charges, severance, professional advisory fees, and continuing variable occupancy costs incurred related to closed stores.
As management continues to execute on its long-term strategic plan, additional benefits and charges are expected to result from our restructuring programs. The extent of future restructuring charges is not currently estimable and depends on various factors including the timing and scope of future cost optimization initiatives.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes restructuring charges incurred under the Company's restructuring programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Right-of-Use and Fixed Asset Impairment	$7,954	$—	$7,954	$—
Operating Lease Charges, Net of Recoveries	631	—	631	—
Severance	2,306	—	2,306	—
Professional Advisory Fees	180	—	180	—
Other Expenses	38	—	38	—
	$11,109	$—	$11,109	$—
The following table summarizes the corresponding accounts payable and accrued liabilities as of September 30, 2026 and December 31, 2025 for the Company's restructuring programs:

Severance
Balance at December 31, 2025	$—
Restructuring Charges	2,306
Payments	(361)
Balance at September 30, 2026	$1,945
Note 12: EQUITY AND STOCK-BASED COMPENSATION
Merger-Related Equity Transactions
In connection with the Mergers described in Note 2, the Company issued shares of Katapult Holdings common stock to former equityholders and management incentive plan participants of CCFI and Aaron’s and settled or continued certain historical equity-based awards of CCFI, Aaron's and Katapult Holdings, as described below.
Pursuant to the terms and conditions of the Merger Agreement:
•The aggregate equity interests of Aaron’s outstanding as of immediately prior to the Aaron’s Merger Effective Time (including Aaron's MIP units) were collectively converted solely into the right to receive an aggregate of approximately 12.3 million shares of Katapult Holdings common stock. Any shares of common stock of Aaron’s held as treasury stock or held or owned by Aaron’s, Merger Sub 1, Aaron’s MIP Holdings, LLC or any subsidiary of Aaron’s immediately prior to the effectiveness of the Mergers were canceled and retired and ceased to exist, and no consideration was delivered.
•The aggregate equity interests of CCFI outstanding as of immediately prior to the CCFI Merger Effective Time (including CCFI MIP equity) were collectively converted solely into the right to receive an aggregate of approximately 69.8 million shares of Katapult Holdings common stock, inclusive of approximately 2.4 million shares issuable to former holders of CCFI phantom restricted units twelve months following closing. Any of the CCFI Units held in treasury or held or owned by CCFI, Merger Sub 2 or any subsidiary of CCFI immediately prior to the effectiveness of the Mergers were canceled and retired and ceased to exist, and no consideration was delivered.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Treatment of Historical CCFI Awards
The issuance of Katapult Holdings common stock attributable to CCFI’s historical equity interests represents the recapitalization of the accounting acquirer and was not treated as consideration transferred. The Company evaluated the Merger Date treatment of the historical CCFI awards under ASC 718, Compensation—Stock Compensation, including whether any portions represented pre-combination compensation, transaction consideration or post-combination compensation expense. In connection with the Mergers, outstanding CCFI phantom restricted units were terminated in accordance with their applicable plan and award terms, and the holders became entitled to receive an aggregate of approximately 2.4 million shares of Katapult Holdings common stock, with delivery of such shares deferred for twelve months following the closing of the Mergers. The Company recognized non-cash equity-based compensation expense of $15.5 million in connection with the settlement of these awards, which was included in selling, general and administrative expense in the condensed consolidated statements of operations.
Treatment of Historical Aaron's Awards
As Aaron’s is an accounting acquiree, the fair value of awards attributable to service rendered before the Mergers was included in consideration transferred, to the extent required under ASC 805 and ASC 718.
Treatment of Historical Katapult Holdings Awards
At the closing of the Mergers, outstanding Katapult Holdings stock options, restricted stock unit awards and performance stock unit awards generally remained outstanding in accordance with their applicable award terms, except for awards that were settled, modified or otherwise treated pursuant to the Merger Agreement. Certain unvested restricted stock units held by former Katapult Holdings directors were settled in cash at closing. The cash settlement attributable to those director awards was included in consideration transferred. The portion of the fair value of other Katapult Holdings awards attributable to pre-combination services was included in consideration transferred, while the portion attributable to post-combination service will be recognized as stock-based compensation expense over the remaining requisite service period.
Purchase of Katapult Holdings Preferred Stock and Exercise of Katapult Holdings Private Warrants
On August 11, 2026, a subsidiary of Katapult Holdings entered into a term loan agreement for a senior secured term loan facility in an aggregate principal amount of $74.7 million to fund the purchase of Katapult Holdings' historical preferred stock. Additionally, in connection with the Mergers, Katapult Holdings' historical private warrants were exercised on a cashless basis in full for approximately 0.6 million shares of Katapult Holdings common stock. Following the exercise, no private warrants remained outstanding.

2026 Equity Incentive Plan
The Katapult Holdings, Inc. 2026 Equity Incentive Plan (the "2026 Plan") was approved by the Company's stockholders on August 6, 2026 and became effective in connection with the Mergers. The 2026 Plan authorizes the issuance of up to 9.0 million shares of the Company's common stock in connection with equity-based compensation awards to eligible participants. Following approval of the 2026 Plan, no additional awards may be granted under Katapult Holdings' prior 2021 Equity Incentive Plan; however, awards previously granted under the 2021 Equity Incentive Plan remain outstanding in accordance with their existing terms. As of September 30, 2026, 6.3 million shares remained available for future issuance under the 2026 Plan.

Stock-Based Compensation Expense
Stock-based compensation expense was $17.9 million for the nine months ended September 30, 2026 and is included in selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2026, there was $20.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.86 years.
Note 13: SEGMENTS
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. The Company manages and reports its operating results through two reportable segments: Consumer Finance and Lease-to-Own & Retail. These reportable segments align with how the Company's Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), allocates resources, assesses performance and reviews financial information. The CODM

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

uses segment gross profit and segment operating profit to make decisions regarding the allocation of resources (including financial resources and capital spending) to each segment primarily in the annual budget and forecasting process and reviews budget to actual variances for segment operating profit on a monthly, quarterly and annual basis to assess the performance of each segment. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.
Consumer Finance Segment
The Company's Consumer Finance segment includes the operations of Community Choice Financial, Inc. Through its network of retail locations and digital platform, the Consumer Finance segment provides customers a variety of financial products and services, including secured and unsecured, short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services.
Lease-to-Own & Retail Segment
The Company's Lease-to-Own & Retail segment includes the operations of legacy Katapult and Aaron's.
The Lease-to-Own & Retail segment provides consumers with LTO and retail purchase options through the Company's Aaron's stores, along with its franchisees, in the United States and Canada and the aarons.com e-commerce platforms. In addition, the Lease-to-Own & Retail segment includes the operations of BrandsMart U.S.A., which is one of the leading appliance and consumer electronics retailers in the southeastern United States and one of the largest appliance retailers in the country with stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. Katapult, one of the Company’s operating brands, is a technology-driven LTO platform that integrates with omnichannel retailers and e-commerce platforms to provide nonprime consumers in the U.S. with access to everyday durable goods. Consumers who may be unable to access traditional financing can choose LTO at checkout with integrated retailers, or shop a growing network of merchants through Katapult’s mobile app marketplace and check out using its innovative Katapult Pay (“KPay”) feature.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The Company determines gross profit and operating profit for its reportable segments in accordance with U.S. GAAP. The Company's segment results, including significant segment expenses regularly provided to the CODM, are as follows for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Lease-to-Own & Retail	Consumer Finance	Total	Lease-to-Own & Retail	Consumer Finance	Total
Revenues	$305,136	$448,757	$753,894	$—	$443,296	$443,296
Costs of revenues	148,181	168,018	316,199	—	163,268	163,268
Gross profit	156,956	280,739	437,694	—	280,028	280,028
Operating expenses
Personnel costs	64,596	99,481	164,077	—	91,209	91,209
Depreciation and amortization	12,203	14,069	26,272	—	13,908	13,908
Other operating expenses	66,173	125,671	191,844	—	131,958	131,958
Other segment expenses[1]	8,709	21,938	30,646	—	—	—
Operating profit	$5,275	$19,581	$24,855	$—	$42,953	$42,953
Other expense			11			—
Interest expense (income), net			64,902			44,450
(Loss) Income before income taxes			$(40,059)			$(1,497)

Other segment disclosures:
Capital expenditures	$5,924	$7,517	$13,441	$—	$4,937	$4,937
1 Other segment expenses for the Lease-to-Own & Retail segment includes acquisition-related costs of $5.9 million and restructuring expenses of $2.8 million for the three months ended September 30, 2026. Other segment expenses for the Consumer Finance segment includes acquisition-related costs of $13.7 million and restructuring expenses of $8.3 million for the three months ended September 30, 2026.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Lease-to-Own & Retail	Consumer Finance	Total	Lease-to-Own & Retail	Consumer Finance	Total
Revenues	$305,136	$1,319,003	$1,624,140	$—	$1,311,925	$1,311,925
Costs of revenues	148,181	448,486	596,667	—	413,323	413,323
Gross profit	156,956	870,517	1,027,473	—	898,602	898,602
Operating expenses
Personnel costs	64,596	283,465	348,062	—	280,305	280,305
Depreciation and amortization	12,203	42,547	54,750	—	44,807	44,807
Other operating expenses	66,173	371,898	438,071	—	390,453	390,453
Other segment expenses[1]	8,709	27,168	35,877	—	—	—
Operating profit	$5,275	$145,438	$150,713	$—	$183,037	$183,037
Other expense			11			—
Interest expense (income), net			146,994			131,743
(Loss) Income before income taxes			$3,708			$51,294

Other segment disclosures:
Capital expenditures	$5,924	$15,490	$21,414	$—	$15,330	$15,330
1 Other segment expenses for the Lease-to-Own & Retail segment includes acquisition-related costs of $5.9 million and restructuring expenses of $2.8 million for the nine months ended September 30, 2026. Other segment expenses for the Consumer Finance segment includes acquisition-related costs of $18.9 million and restructuring expenses of $8.3 million for the nine months ended September 30, 2026.
Note 14: RELATED PARTY TRANSACTIONS
As discussed in Note 2, CCFI has been designated as the accounting acquirer in the Mergers. The following details the related party transactions for the Company, the majority of which existed in 2025 when CCFI was a private company. Those prior relationships are disclosed under the heading "Prior CCFI Related Party Transactions" to distinguish them from ongoing transactions discussed under the heading "Ongoing Related Party Transactions".
Prior CCFI Related Party Transactions
A subsidiary of the Company is party to an unsecured swingline agreement (the “Swingline Loan”) with an entity controlled by IQ Business Finance, which provides the Company's subsidiary with short-term liquidity with a maximum borrowing capacity of $20.0 million. A family trust of a current board member and executive officer held an interest in the lender until September 2025, when that interest was sold. Following the sale, the Company's subsidiary did not have any interest accrued for the Swingline Loans as a related party. Interest expense on the Swingline Loan while a related party was $0.7 million and $1.1 million for the three and nine months ended September 30, 2025, respectively. These expenses are included in interest expense, net on the Company’s condensed consolidated statements of operations. Additional details for the Swingline Loan can be found in Note 7.
A subsidiary of the Company is party to an employee leasing agreement with Meridian Servicing, LLC (formerly IQV Servicing LLC) (“Meridian”), which provides employee leasing of personnel and other services related to loan servicing, collections, and technology. A family trust of a current board member and executive officer held a minority ownership interest in Meridian until September 2025, when the family trust sold the entirety of its interest. As a result, Meridian is no longer a related party, and there were no amounts due to Meridian as a related party as of September 30, 2026 or December 31, 2025. Expenses incurred for these services while Meridian was a related party were $10.4 million and $31.4 million for the three and nine months ended September 30, 2025, respectively. These expenses are included in selling, general and administrative expense on the Company’s condensed consolidated statements of operations.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Certain subsidiaries of the Company are parties to a joint marketing expense agreement with PERQS Member, LLC (“PERQS”) that share marketing expenses related to a NASCAR sponsorship. A current board member and executive officer's family trust held an ownership interest in PERQS. The entirety of that interest held by the current board member and executive officer's family trust was sold in September 2025. Expenses incurred with PERQS while a related party were $0.2 million and $1.0 million for the three and nine months ended September 30, 2025, respectively. These expenses are included in selling, general and administrative expense on the Company’s condensed consolidated statements of operations.
Certain of the Company's subsidiaries are parties to payment processing agreements with a vendor that was formerly controlled by affiliates of the Company, including a current board member and executive officer. In September 2025, the current board member and executive officer ceased to have an equity interest in the vendor. The vendor provides payment processing services. Following the cessation, the Company's subsidiaries did not have accrued liabilities for these related party services. Expenses incurred for these related-party services were $0.5 million and $1.6 million for the three and nine months ended September 30, 2025, respectively. These expenses are included in selling, general and administrative expense on the Company’s condensed consolidated statements of operations.
A current board member (who, through a trust, held Preferred Units of CCF Holdings, LLC prior to the Mergers) was party to a consulting agreement with a subsidiary of the Company, pursuant to which the board member provided advisory and consulting services for a monthly fee. This consulting agreement was terminated on August 7, 2026. Expenses incurred under the consulting agreement were $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. These expenses are included in selling, general and administrative expense on the Company’s condensed consolidated statements of operations.
Ongoing Related Party Transactions
Certain investment entities that collectively beneficially own more than five percent of the Company’s voting securities (and that held Preferred Units of CCF Holdings, LLC prior to the Mergers) are managed by an investment manager whose affiliated entities serve as administrative agent and lender participant in certain of the Company’s debt instruments disclosed in Note 7. The Company included accrued interest for these related-party obligations of $6.5 million and $3.5 million as of September 30, 2026 and December 31, 2025, respectively, in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. Expenses incurred for interest and other facility related expenses under these debt instruments were $52.6 million and $124.6 million for the three and nine months ended September 30, 2026, respectively, and $38.3 million and $114.7 million for the three and nine months ended September 30, 2025, respectively. These expenses are included in interest expense, net on the Company's condensed consolidated statements of operations.
The Company leases property in Tennessee, from an entity under common ownership with an entity controlled by a current board observer that beneficially owns more than five percent of the Company’s voting securities (and that held Preferred Units of CCF Holdings, LLC prior to the Mergers). Expenses incurred for the use of the buildings by the Company were $0.5 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively. These expenses are included in selling, general and administrative expense on the Company’s condensed consolidated statements of operations.
Certain of the Company's subsidiaries are parties to dry leases for an airplane from a vendor affiliated with a family trust of a current board member and executive officer. The Company pays no fixed dry lease expense and pays the vendor only for dry lease costs directly attributable to business flights actually taken. Expenses incurred to the vendor were $0.2 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million for both the three and nine months ended September 30, 2025. These expenses are included in selling, general and administrative expense on the Company’s condensed consolidated statements of operations.
The Mergers were completed on August 11, 2026, at which time the outstanding units of CCF Holdings, LLC held by the unitholders referenced above were converted into the right to receive shares of Katapult Holdings Common Stock. Refer to Note 2 for additional details on the Mergers.
In connection with the Mergers, the Company entered into (i) a Stockholders Agreement with certain equityholders of Aaron’s and CCF Holdings, LLC, including entities affiliated with certain current directors and holders of more than five percent of the Company’s voting securities, which, among other things, provides for the composition of the Company’s board of directors; (ii) a Registration Rights Agreement with certain of such equityholders, which requires the Company to register the resale of their shares and provides demand and piggyback registration rights; and (iii) Lock-Up Agreements with certain officers, directors and equityholders, which restrict transfers of Katapult Holdings Common Stock for up to one year following the closing of the Mergers, subject to partial releases at six and nine months.

KATAPULT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 15: TRANSACTIONS WITH VARIABLE INTEREST ENTITIES
The Company evaluates its relationships with other entities under ASC 810 to determine whether it holds a variable interest in a variable interest entity (“VIE”) and, if so, whether it is the primary beneficiary. The Company has concluded that it is not the primary beneficiary of the VIEs described below and does not consolidate them.
Certain subsidiaries of the Company refer customers to unaffiliated third-party lenders under the CSO program and have agreed to reimburse the lenders for loans, and related fees, not collected from those customers. As of September 30, 2026 and December 31, 2025, the outstanding amount of loans guaranteed by the Company, which represents the Company’s maximum exposure, was $222.8 million and $239.2 million, respectively. The CSO interest and fee receivables were $41.2 million and $43.9 million at September 30, 2026 and December 31, 2025, respectively, and were included in finance receivables at amortized cost, net on the Company's condensed consolidated balance sheets. The related accrual for third-party lender losses of $43.9 million and $49.8 million, respectively, is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The Company has determined that the lenders are VIEs but is not their primary beneficiary because it does not have the power to direct the activities that most significantly affect their economic performance.
Certain subsidiaries of the Company participate in a third-party lending program, supported by an unaffiliated third-party fund, that is offered to customers in the Company’s stores. In exchange, the Company assures a minimum cash requirement held by the fund. The liability for the minimum cash requirement was $3.8 million and $3.9 million as of September 30, 2026 and December 31, 2025, respectively, and is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets. The Company has determined that only the fund is a VIE, and that only the minimum cash requirement expense and corresponding liability relate to it. The Company is not the primary beneficiary of the fund for the same reason described above. As of September 30, 2026 and December 31, 2025, the maximum exposure, representing the loans outstanding, was $36.5 million and $37.9 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations (this “MD&A”) of Katapult Holdings, Inc. (for purposes of this MD&A, “Katapult Holdings, Inc.”, the “Company,” “we,” “us” and “our”) should be read in conjunction with Katapult Holdings, Inc. unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2026 and 2025, including the notes to those statements, appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Risk Factors.”
Business Overview
Katapult Holdings, Inc. (“Katapult” or the “Company”) is a scaled, technology and data-driven platform serving nonprime consumers seeking greater financial flexibility. On December 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CCF Holdings, LLC ("CCFI"), Aaron’s Intermediate Holdco, Inc. ("Aaron’s") and two wholly owned indirect subsidiaries of the Company, Katapult Merger Sub 1, Inc. and Katapult Merger Sub 2, LLC, pursuant to which those subsidiaries merged with and into Aaron's and CCFI, respectively (the "Mergers"). Upon completion of the Mergers on August 11, 2026 (the "Merger Date"), CCFI and Aaron’s became wholly owned indirect subsidiaries of the Company. Under the terms of the Merger Agreement, equityholders of CCFI and Aaron’s received shares of the Company’s common stock, resulting in a change of control of the Company upon closing. The Mergers were accounted for as reverse mergers using the acquisition method of accounting, pursuant to ASC Topic 805, Business Combinations (“ASC 805”), with Katapult Holdings treated as the legal acquirer of CCFI and Aaron's and CCFI treated as the accounting acquirer of Katapult Holdings (pre-merger) and Aaron’s. See Note 2 to the accompanying condensed consolidated financial statements for additional information regarding the Mergers and related agreements.
Through its CCFI, Aaron's, and Katapult operating brands, we provide access to alternative consumer financial services and lease-to-own ("LTO") and retail solutions, bringing together proprietary data, technology and underwriting capabilities, retail and e-commerce capabilities, a nationwide physical footprint and customer-focused financial solutions to provide our consumers with the tools they need to navigate everyday life.
Consumer Finance Segment
CCFI is a provider of alternative financial services to unbanked and underbanked consumers that operates under various brands including TitleMax, Speedy Cash, CheckSmart and Community Choice Financial. CCFI owns and operates 1,588 retail locations in 25 states and is licensed to deliver similar financial services over the internet in 29 states as of September 30, 2026. Through its network of retail locations and over the internet, CCFI provides customers a variety of financial products and services, including secured and unsecured, short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.
Lease-to-Own and Retail Segment
Aaron's wholly owns The Aaron's Company, Inc. and is a leading, technology-enabled, omnichannel provider of LTO and retail purchase options of furniture, electronics, appliances, and other home goods across its brands: Aaron's and BrandsMart U.S.A. ("BrandsMart"). Aaron's provides consumers with LTO and retail purchase options through its approximately 1,160 Aaron's owned and franchised stores and showrooms in the United States and Canada and the aarons.com e-commerce platform. BrandsMart is a leading appliance and consumer electronics retailer in the southeast United States and one of the largest appliance retailers in the country with 11 stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com and other internet marketplaces.

Katapult, one of the Company’s operating brands, is a technology-driven LTO platform that integrates with omnichannel retailers and e-commerce platforms to provide nonprime consumers in the U.S. with access to everyday durable goods. Consumers who may be unable to access traditional financing can choose LTO at checkout with integrated retailers, or shop a growing network of merchants through Katapult’s mobile app marketplace and check out using its innovative Katapult Pay (“KPay”) feature.

Reverse Merger and Basis of Presentation
The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026, and the comparable prior‑year periods, reflect the financial position, results of operations, and cash flows of the Company and its wholly owned subsidiaries, with intercompany balances and transactions eliminated, and have been prepared in accordance with U.S. GAAP.
As CCFI was deemed the accounting acquirer under reverse merger accounting, the historical financial statements of CCFI became the historical financial statements of the Company upon the consummation of the Mergers. As a result, the financial statements included in this report reflect (i) the historical operating results of CCFI and its consolidated subsidiaries prior to August 11, 2026 (the presentation of which has been reclassified to conform to the financial statement presentation of the Company subsequent to the Mergers); (ii) the consolidated results of the Company (including the operations of Katapult Holdings, CCFI and Aaron's) from the August 11, 2026 closing date forward; (iii) the assets and liabilities of CCFI at their historical cost; (iv) the assets acquired and liabilities assumed of Aaron's and Katapult Holdings (pre-merger) at fair value from the Merger Date; and (v) the Company’s equity structure for all periods presented.
In accordance with applicable guidance, the equity structure has been restated in all comparative periods to reflect the number of shares of the Company's common stock issued to CCFI unitholders in connection with the Mergers as if such shares had been held since the beginning of the earliest period presented. Further, shares issued to Katapult Holdings' and Aaron's stockholders in connection with the Mergers are treated as consideration transferred and are included in shares outstanding prospectively from the date of the Mergers.
The preparation of the Company's condensed consolidated financial statements in conformity with U.S. GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of operating results that may be achieved for another interim period or for the full year.
Within the MD&A, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.
Key Performance Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

The following tables present a summary of our key performance indicators as of September 30, 2026 and September 30, 2025:

	September 30, 2026	September 30, 2025
Lease-To-Own & Retail
Unique active customers served during the quarter[1]	1,082,961	—
Book value of inventory on lease at quarter end (in thousands)	$484,776	$—

Consumer Finance
Unique active customers served during the quarter[1]	1,042,983	1,053,606
Finance receivables at quarter end (in thousands)	$1,008,148	$991,598
[1] Active customers are defined as unique customers with an open account in good standing during the respective quarter-ended period.

Key Components of (Loss) Earnings Before Income Taxes
For the three and nine months ended September 30, 2026 and 2025 the key revenue, cost and expense components affecting (loss) earnings before income taxes were as follows:

Revenues. Revenues consist of consumer finance revenues, lease revenues and merchandise sales.

Consumer finance revenues primarily consist of interest income, origination fees and finance charges on consumer loans; credit service fees earned through credit services and credit access programs; check cashing fees; and fees from other consumer financial services, including card products, bill payments, money transfers and money orders.
Lease revenues primarily consist of revenues and fees from lease-purchase agreements at the Aaron’s and Katapult brands. Lease revenues also include franchise royalties and other revenues, including commissions, third-party property leasing and other miscellaneous revenue streams.
Merchandise sales primarily consist of retail merchandise sales from BrandsMart operations, including related warranty commissions, sales of new and pre-leased merchandise at Aaron’s stores, and non-retail merchandise sales to Aaron’s franchisees.

Costs of Revenues. Costs of revenues consist of consumer finance costs, lease revenue costs and merchandise sales costs.
Cost of consumer finance revenues primarily consists of fair value adjustments and net charge-offs related to finance receivables measured at fair value and provisions for credit losses related to finance receivables measured at amortized cost and certain guaranteed loans.
Cost of lease revenues primarily consists of depreciation of lease merchandise and other lease-related costs, including accelerated depreciation associated with early purchase transactions, as well as provisions for lease merchandise write-offs.
Cost of merchandise sales primarily consists of the cost of merchandise sold through BrandsMart and Aaron’s stores and to Aaron’s franchisees, including inventory and merchandise costs, freight and distribution costs, inventory markdowns, shrink and obsolescence, and other directly attributable merchandise costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of personnel costs, marketing costs, occupancy costs, depreciation and amortization, other operating expenses, restructuring expenses, and acquisition-related costs. Personnel costs include compensation, benefits and other employee-related costs. Operating expenses include collections related expenses, bank and credit card fee, professional services, technology, facilities, insurance and other administrative costs. Marketing includes advertising and customer acquisition costs. Depreciation and amortization primarily relates to property and equipment and finite-lived intangible assets. Restructuring expenses includes right-of-use asset and fixed asset impairments, severance and continuing occupancy costs related to closed stores incurred in conjunction with our restructuring programs. Acquisition-related costs primarily include professional and consulting fees and transaction-related compensation costs associated with the Mergers.

Other Expense (income). Other expense (income) primarily consists of non-operating expenses and income that are not included in the Company’s primary operating activities.

Interest Expense, net. Interest expense, net primarily consists of interest expense resulting from fixed and variable rate borrowings as well as the amortization of debt issuance costs and other financing arrangements, net of interest income earned on cash and other interest-bearing assets.

Consolidated Results of Operations (amounts in thousands)
Three Months Ended September 30, 2026 and 2025
Factors Affecting Comparability to Prior Periods

Our financial results for the third quarter of 2026 are not directly comparable to prior year results due to the Mergers we completed on August 11, 2026. Based on the accounting treatment for the Mergers, the financial results in our results of operations reflect: (i) Q3 2025 financial and operating results that only include CCFI and its consolidated subsidiaries; and (ii) Q3 2026 financial operating results for the Lease-to-Own & Retail segment beginning on August 11, 2026. These factors will impact year-over-year comparability for our Consolidated and Lease-to-Own & Retail segment financial results through the end of the third quarter of 2027.

	Three Months Ended September 30,		Change
	2026	2025	$	%
REVENUES:
Consumer finance revenues	$448,757	$443,296	$5,461	1.2%
Lease revenues	229,593	—	229,593	nmf
Merchandise sales	75,544	—	75,544	nmf
	753,894	443,296	310,598	70.1%
COST OF REVENUES:
Cost of consumer finance revenues	168,018	163,268	4,750	2.9%
Cost of lease revenues	91,471	—	91,471	nmf
Cost of merchandise sales	56,709	—	56,709	nmf
	316,199	163,268	152,931	93.7%
GROSS PROFIT	437,694	280,028	157,666	56.3%
Selling, general and administrative expense	412,839	237,075	175,764	74.1%
OPERATING PROFIT	24,855	42,953	(18,098)	(42.1)%
Other expense	11	—	11	nmf
Interest expense, net	64,902	44,450	20,452	46.0%
(LOSS) INCOME BEFORE INCOME TAXES	(40,059)	(1,497)	(38,562)	nmf
Benefit for income taxes	(12,065)	(1,168)	(10,897)	nmf
NET (LOSS) INCOME	(27,994)	(329)	(27,665)	nmf
Net (loss) income attributable to non-controlling interest	(171)	198	(369)	nmf
NET (LOSS) INCOME ATTRIBUTABLE TO KATAPULT HOLDINGS, INC.	$(27,823)	$(527)	$(27,296)	nmf
nmf — Calculation is not meaningful
Revenues
Total consolidated revenues were $753.9 million and $443.3 million during the three months ended September 30, 2026 and 2025, respectively. This increase was driven by a $305.1 million increase in revenues in the Lease-to-Own & Retail segment due to the inclusion of the segments' results beginning with the August 11, 2026 completion of the Mergers and a $5.5 million increase in revenues in the Consumer Finance segment. See "Segment Performance" section below.
Gross Profit
Consolidated gross profit was $437.7 million and $280.0 million during the three months ended September 30, 2026 and 2025, respectively. The increase in gross profit during the three months ended September 30, 2026 was primarily driven by a $157.0 million increase in the Lease-to-Own & Retail segment due to the inclusion of the segments results beginning with the August 11, 2026 completion of the Mergers. The Consumer Finance segment was relatively flat.

As a percentage of total consolidated revenues, consolidated gross profit decreased to 58.1% during the three months ended September 30, 2026 compared to 63.2% for the comparable period in the prior year primarily due to the inclusion of the Lease-to-Own & Retail segment results and the resulting impact on revenue mix, driven by lower gross profit margin for lease revenues and merchandise sales than consumer finance revenues.

Selling, General and Administrative Expense
Information about certain significant components of selling, general and administrative expense for the consolidated Company is as follows:

	Three Months Ended September 30,		Change
	2026	2025	$	%
Personnel costs	$164,077	$91,209	$72,868	79.9%
Advertising and Marketing	14,215	8,205	6,010	73.2%
Depreciation and amortization	26,272	13,908	12,364	88.9%
Occupancy costs	81,515	41,981	39,534	94.2%
Restructuring expenses	11,109	—	11,109	nmf
Acquisition-related costs	19,537	—	19,537	nmf
Other operating expenses, net	96,114	81,772	14,342	17.5%
Selling, General and Administrative Expense	$412,839	$237,075	$175,764	74.1%
nmf — Calculation is not meaningful
As a percentage of total revenues, selling, general and administrative expense, net was 54.8% and 53.5% for the three months ended September 30, 2026 and 2025, respectively.

The increase in selling, general and administrative expense was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $151.7 million in costs during the three months ended September 30, 2026.

Personnel costs increased $72.9 million to $164.1 million for the three months ended September 30, 2026, compared with $91.2 million for the same period in 2025. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $64.6 million in costs during the period. Additionally, personnel costs for the Consumer Finance segment for the three months ended September 30, 2026 include non-cash equity-based compensation expense of $15.5 million incurred in connection with the Mergers.

Advertising and marketing expenses increased $6.0 million to $14.2 million for the three months ended September 30, 2026, compared with $8.2 million for the same period in 2025. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $4.0 million in costs during the period.

Depreciation and amortization increased $12.4 million to $26.3 million for the three months ended September 30, 2026, compared with $13.9 million for the same period in 2025. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $12.2 million in costs during the period.

Restructuring expenses were $11.1 million for the three months ended September 30, 2026 under our restructuring programs following the Mergers, primarily related to right-of-use asset and fixed asset impairments, severance and continuing occupancy costs related to closed stores. See Note 11 to the accompanying condensed consolidated financial statements for additional information. No restructuring expenses were recognized during the comparable period in 2025.

Occupancy costs increased $39.5 million to $81.5 million for the three months ended September 30, 2026, compared with $42.0 million for the same period in 2025. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $38.9 million in costs during the period.

Acquisition-related costs were $19.5 million for the three months ended September 30, 2026 and consist primarily of professional and consulting fees and transaction-related compensation costs associated with the Mergers.

Other operating expenses, net increased $14.3 million to $96.1 million for the three months ended September 30, 2026, compared with $81.8 million for the same period in 2025. Other operating expenses, net primarily include collections related expenses, bank and credit card fees, software hosting expenses, recurring professional fees and other miscellaneous expenses. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $22.8 million in costs during the period.
Interest Expense, net. Interest expense, net incurred during the three months ended September 30, 2026 and 2025 was $64.9 million and $44.5 million respectively, with the increase driven primarily by the additional debt associated with the Mergers.

Income Tax Expense (Benefit)
We recorded net income tax benefit of $12.1 million and $1.2 million during the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was 30.1% and 78.0% for the three months ended September 30, 2026 and 2025, respectively. Period-over-period comparisons of the Company's effective income tax rate may not be indicative of future results given the impacts of the Mergers, valuation allowance considerations, and other matters.

Segment Performance – Three Months Ended September 30, 2026 and 2025
Lease-to-Own & Retail Segment Results
Revenues, Gross Profit and Operating Profit
The following table presents revenue by source, gross profit and operating profit for the Lease-to-Own & Retail segment for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	$	%
Lease revenues and fees	$226,218	$—	$226,218	nmf
Franchise royalties and other revenues	3,375	—	3,375	nmf
Lease revenues	229,593	—	229,593	nmf
Retail Sales	61,654	—	61,654	nmf
Non-Retail sales	13,890	—	13,890	nmf
Merchandise sales	75,544	—	75,544	nmf
Total Revenues	$305,137	$—	$305,137	nmf

Gross Profit	$156,956	$—	$156,956	nmf
Operating Profit	5,275	—	5,275	nmf
nmf — Calculation is not meaningful

Gross margin for the Lease-to-Own & Retail segment was 51.4% for the period from August 11, 2026 through September 30, 2026.

The increase in the Lease-to-Own & Retail segment's revenue, gross profit and operating profit for three months ended September 30, 2026 compared to 2025 was due to the inclusion of Aaron's and Katapult operations beginning on the August 11, 2026 Merger Date.

Consumer Finance Segment Results
Revenues
The following table presents revenue by source for the Consumer Finance segment for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	$	%
Finance receivable revenues	$293,507	$284,310	$9,197	3.2%
Credit service fees	124,582	127,136	(2,554)	(2.0)%
Check cashing fees	16,493	16,933	(440)	(2.6)%
Card fees and other revenues	14,175	14,917	(742)	(5.0)%
Total Revenues - Consumer Finance	$448,757	$443,296	$5,461	1.2%

Finance receivable revenues increased by $9.2 million, or 3.2%, driven by higher finance receivables and improved loan performance from underwriting enhancements.

Credit service fees decreased by $2.6 million, or 2.0%, primarily driven by lower receivables as the Company continues its efforts to improve the overall economics of the offering.
Check cashing fees decreased by $0.4 million, or 2.6%, due to lower check cashing volume.

Gross Profit and Operating Profit
The following table presents gross profit and operating profit for the Consumer Finance segment for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	$	%
Gross Profit	$280,739	$280,028	$711	0.3%
Operating Profit	19,581	42,953	(23,372)	(54.4)%

As a percentage of total revenues, gross profit for the Consumer Finance segment was 62.6% during the three months ended September 30, 2026 compared to 63.2% for the comparable period in 2025. This decrease in gross margin percentage was primarily attributable to higher charge-offs in finance receivables at fair value associated with an increase in economic pressures on consumers compared to the same period last year.

Operating profit for the Consumer Finance segment decreased by $23.4 million during the three months ended September 30, 2026, primarily due to acquisition-related costs and non-cash equity based compensation expense incurred related to the Mergers, partially offset by a reduction in personnel costs.
Consolidated Results of Operations – Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Change
	2026	2025	$	%
REVENUES:
Consumer finance revenues	$1,319,003	$1,311,925	7,078	0.5%
Lease revenues	229,593	—	229,593	nmf
Merchandise sales	75,544	—	75,544	nmf
	1,624,140	1,311,925	312,215	23.8%
COSTS OF REVENUES:
Cost of consumer finance revenues	448,486	413,323	35,163	8.5%
Cost of lease revenues	91,471	—	91,471	nmf
Cost of merchandise sales	56,709	—	56,709	nmf
	596,667	413,323	183,344	44.4%
GROSS PROFIT	1,027,473	898,602	128,871	14.3%
Selling, general and administrative expense	876,760	715,565	161,195	22.5%
OPERATING PROFIT	150,713	183,037	(32,324)	(17.7)%
Other expense	11	—	11	nmf
Interest expense, net	146,994	131,743	15,251	11.6%
INCOME BEFORE INCOME TAX	3,708	51,294	(47,586)	(92.8)%
(Benefit) provision for income taxes	(47,596)	5,364	(52,960)	nmf
NET INCOME	51,304	45,930	5,374	11.7%
Net loss attributable to non-controlling interest	(342)	(1,195)	853	71.4%
NET INCOME ATTRIBUTABLE TO KATAPULT HOLDINGS, INC.	$51,646	$47,125	4,521	9.6%
nmf — Calculation is not meaningful

Revenues
Total consolidated revenues were $1,624.1 million and $1,311.9 million during the nine months ended September 30, 2026 and 2025, respectively. This increase was driven by a $305.1 million increase in revenues in the Lease-to-Own & Retail segment due to the inclusion of the segments results beginning with the August 11, 2026 completion of the Mergers and a $7.1 million increase in revenues in the Consumer Finance Segment. See "Segment Performance" section below.
Gross Profit
Consolidated gross profit was $1,027.5 million and $898.6 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in gross profit during the nine months ended September 30, 2026 was primarily driven by a $157.0 million increase in the Lease-to-Own & Retail segment due to the inclusion of the segments results beginning with the August 11, 2026 completion of the Mergers.

As a percentage of total consolidated revenues, consolidated gross profit decreased to 63.3% during the nine months ended September 30, 2026 compared to 68.5% for the comparable period in 2025, primarily due to the inclusion of the Lease-to-Own & Retail segment results and the resulting impact on revenue mix, driven by lower gross profit margin for lease revenues and merchandise sales than consumer finance revenues.

Selling, General and Administrative Expense
Information about certain significant components of selling, general and administrative expense for the consolidated Company is as follows:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Personnel costs	$348,062	$280,305	$67,757	24.2%
Advertising and Marketing	34,216	29,209	5,007	17.1%
Depreciation and amortization	54,750	44,807	9,943	22.2%
Occupancy Costs	165,877	124,706	41,171	33.0%
Restructuring Expenses	11,109	—	11,109	nmf
Acquisition-related costs	24,768	—	24,768	nmf
Other operating expenses, net	237,978	236,538	1,440	0.6%
Selling, General and Administrative Expense, net	$876,760	$715,565	$161,195	22.5%
nmf — Calculation is not meaningful
As a percentage of total revenues, selling, general and administrative expense, net was 54.0% and 54.5% for the nine months ended September 30, 2026 and 2025, respectively.

Selling, general and administrative expense, net increased $161.2 million to $876.8 million for the nine months ended September 30, 2026, compared with $715.6 million for the same period in 2025. The increase in selling, general and administrative expense was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $151.7 million in costs during the period.

Personnel Costs increased $67.8 million to $348.1 million for the nine months ended September 30, 2026, compared with $280.3 million for the same period in 2025. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $64.6 million in costs during the period. Additionally, personnel costs for the Consumer Finance segment for the nine months ended September 30, 2026 include non-cash equity-based compensation expense of $15.5 million incurred in connection with the Mergers.

Advertising and marketing expenses increased $5.0 million to $34.2 million for the nine months ended September 30, 2026, compared with $29.2 million for the same period in 2025. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $4.0 million in costs during the period.

Depreciation and amortization increased $9.9 million to $54.8 million for the nine months ended September 30, 2026, compared with $44.8 million for the same period in 2025. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $12.2 million in costs during the period.

Occupancy costs increased $41.2 million to $165.9 million for the nine months ended September 30, 2026, compared with $124.7 million for the same period in 2025. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $38.9 million in costs during the period.

Restructuring expenses were $11.1 million for the nine months ended September 30, 2026 under our restructuring programs following the Mergers, primarily related to right-of-use asset and fixed asset impairments, severance and continuing occupancy costs related to closed stores. See Note 11 to the accompanying condensed consolidated financial statements for additional information. No restructuring expenses were recognized during the comparable period in 2025.

Acquisition-related costs were $24.8 million for the nine months ended September 30, 2026 and consist primarily of professional and consulting fees and transaction-related compensation costs associated with the Mergers.

Other operating expenses, net increased $1.4 million to $238.0 million for the nine months ended September 30, 2026, compared with $236.5 million for the same period in 2025. Other operating expenses, net primarily include collections related expenses, bank and credit card fees, software hosting expenses, recurring professional fees and other miscellaneous expenses. The increase was primarily attributable to the inclusion of the results of the Lease-to-Own & Retail segment beginning August 11, 2026, which added $22.8 million in costs during the period.
Interest Expense, net. Interest expense incurred during the nine months ended September 30, 2026 and 2025 was $147.0 million and $131.7 million respectively. The increase was driven primarily by the additional debt associated with the Mergers.
Income Tax Expense
The Company recorded net income tax benefit of $47.6 million and income tax expense of $5.4 million during the nine months ended September 30, 2026 and 2025, respectively. Period-over-period comparisons of the Company's effective income tax rate are not meaningful given the impacts of the Mergers, valuation allowance considerations, and other matters. The income tax benefit recorded during 2026 includes the impact of a discrete tax benefit from the release of a valuation allowance during the first quarter of 2026.

Segment Performance – Nine Months Ended September 30, 2026 and 2025

Lease-to-Own & Retail Segment Results

Revenues
The following table presents revenue by source, gross profit and operating profit for the Lease-to-Own & Retail segment for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Lease revenues and fees	$226,218	$—	$226,218	nmf
Franchise royalties and other revenues	3,375	—	3,375	nmf
Lease revenues	229,593	—	229,593	nmf
Retail Sales	61,654	—	61,654	nmf
Non-Retail sales	13,890	—	13,890	nmf
Merchandise sales	75,544	—	75,544	nmf
Total Revenues	$305,137	$—	$305,137	nmf

Gross Profit	$156,956	$—	$156,956	nmf
Operating Profit	5,275	—	5,275	nmf
nmf — Calculation is not meaningful
Gross margin for the Lease-to-Own & Retail segment was 51.4% for the period from August 11, 2026 through September 30, 2026.

The increase in the Lease-to-Own & Retail segment's revenue, gross profit and operating profit for nine months ended September 30, 2026 compared to 2025 was due to the inclusion of Aaron's and Katapult operations beginning on the August 11, 2026 Merger Date.

Consumer Finance Segment Results

Revenues
The following table presents revenue by source for the Consumer Finance segment for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Finance receivable revenues	$857,038	$832,960	$24,078	2.9%
Credit service fees	366,558	387,259	(20,701)	(5.3)%
Check cashing fees	49,397	49,002	395	0.8%
Card fees and other revenues	46,010	42,704	3,306	7.7%
Total Revenues - Consumer Finance	$1,319,003	$1,311,925	$7,078	0.5%
Finance receivable revenues increased by $24.1 million, or 2.9%, as the Company continues to see top-line benefits from improved underwriting and product harmonization.

Credit service fees decreased by $20.7 million, or 5.3%, primarily driven by lower receivables as the Company continues its efforts to improve the overall economics of the offering.

Gross Profit and Operating Profit
The following table presents gross profit and operating profit for the Consumer Finance segment for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Gross Profit	$870,517	$898,602	$(28,085)	(3.1)%
Operating Profit	145,438	183,037	(37,599)	(20.5)%

As a percentage of total revenues, gross profit for the Consumer Finance segment was 66.0% during the nine months ended September 30, 2026 compared to 68.5% for the comparable period in 2025. This decrease in gross margin percentage was primarily attributable to higher charge-offs in finance receivables at fair value associated with an increase in average finance receivables at fair value and economic pressure on consumers compared to the same period last year.

Operating profit for the Consumer Finance segment decreased by $37.6 million during the nine months ended September 30, 2026 primarily due to acquisition-related costs and non-cash equity based compensation expense incurred related to the Mergers, partially offset by a reduction in personnel costs.

Overview of Financial Position

The Company's condensed consolidated balance sheet as of September 30, 2026 includes the impact of the Mergers. The primary changes in the condensed consolidated balance sheet from December 31, 2025 to September 30, 2026 include:
•Cash and cash equivalents increased $166.4 million to $261.0 million in September 30, 2026. Refer to “Liquidity and Capital Resources” below for additional information regarding our liquidity and sources and uses of cash.
•Property, Plant and Equipment increased by $150.1 million to $218.0 million in September 30, 2026, primarily reflecting assets acquired in connection with the completion of the Mergers and capital expenditures during the period.
•Operating lease right-of-use assets and operating lease liabilities increased $287.0 million and $299.9 million, respectively, primarily due to the addition of Aaron's and Katapult's operating leases acquired in connection with the Mergers.

•Goodwill increased $190.0 million due primarily to the addition of estimated Merger-related goodwill of $190.0 million. Refer to Note 2 to these condensed consolidated financial statements for further details regarding the preliminary acquisition accounting.
•Other intangibles increased $89.7 million due primarily to recording the estimated fair value of identifiable Merger-related intangible assets of $112.5 million. Refer to Note 2 to these condensed consolidated financial statements for further details regarding the preliminary acquisition accounting.
•Debt increased $926.2 million primarily reflecting changes in our financing arrangements, as well as debt assumed or incurred in connection with the completion of the Mergers. Refer to “Liquidity and Capital Resources” below for additional information regarding our financing arrangements.
Liquidity and Capital Resources
General
We measure liquidity in terms of our ability to fund the cash requirements of our business, including working capital needs, the funding of finance receivables and merchandise purchases, operating expenses, capital expenditures, contractual obligations, debt service and other commitments. Our principal sources of liquidity include cash and cash equivalents, cash flows from operations and available borrowings under our credit facilities and other financing arrangements.

As of September 30, 2026, we had cash and cash equivalents of $261.0 million and approximately $130.4 million of available borrowing capacity under our credit facilities, subject to applicable borrowing base calculations, financial covenants and other conditions. See Note 7, to the accompanying condensed consolidated financial statements for additional information regarding our debt and financing arrangements.

We expect to fund our liquidity and capital requirements over the next 12 months primarily through existing cash and cash equivalents, cash flows from operations and, as necessary, borrowings under our credit facilities. Our primary uses of cash are expected to include funding finance receivables and merchandise purchases, personnel and occupancy costs, other operating expenses, capital expenditures and debt service obligations.

We believe our existing sources of liquidity will be sufficient to meet our anticipated liquidity requirements for at least the next 12 months. Our future liquidity and capital requirements will depend on a number of factors, including our operating and financial performance, the availability of borrowing capacity under our credit facilities and economic, commercial, regulatory and financial conditions. If necessary, we may seek additional sources of liquidity, which could include additional indebtedness, asset-specific financing, asset sales or other capital transactions. There can be no assurance that any such financing would be available on acceptable terms or at all.

Cash Flows

The following table summarizes our cash flows and cash and cash equivalents and restricted cash, for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change
Cash provided by operating activities	$496,767	$492,895	$3,872
Cash used in investing activities	(378,588)	(383,068)	4,480
Cash provided by (used in) financing activities	58,231	(93,862)	152,093
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(96)	—	(96)
Net increase in cash and cash equivalents and restricted cash	$176,314	$15,965	$160,349
Cash and cash equivalents and restricted cash, beginning of period	$95,488	$115,913	(20,425)
Cash and cash equivalents and restricted cash, end of period	$271,802	$131,878	$139,924

Operating Activities

Net cash provided by operating activities was $496.8 million for the nine months ended September 30, 2026, compared with net cash provided by operating activities of $492.9 million for the nine months ended September 30, 2025 driven by changes in working capital accounts during the period.

Investing Activities

Net cash used in investing activities was $378.6 million for the nine months ended September 30, 2026, compared with net cash used in investing activities of $383.1 million for the nine months ended September 30, 2025. The decrease in cash used in investing activities was primarily attributable to an increase in cash related to the Mergers, partially offset by an increase in net loan receivables originated of $85.0 million and an increase in purchases of property, plant & equipment of $6.1 million.

Financing Activities

Net cash provided by financing activities was $58.2 million for the nine months ended September 30, 2026 compared with net cash used in financing activities of $93.9 million for the nine months ended September 30, 2025. The change was primarily attributable to higher net borrowings during 2026, including financing activity associated with the merger and related transactions, partially offset by debt repayments and other financing activities.
Debt Financing
As of September 30, 2026, debt amounted to $1.95 billion, net of $30.8 million of unamortized debt issuance costs and interest, compared with total debt of $1.0 billion net, as of December 31, 2025. The increase primarily reflects debt assumed or issued in connection with the Mergers, including the Aaron’s financing facilities and the TopCo and MidCo term loans. Total debt at September 30, 2026 consisted of $655.9 million of term loans, $1.3 billion of revolving credit facilities, $26.2 million of finance lease obligations and $10.0 million of other debt obligations.

During the third quarter of 2026, we entered into a $200.0 million TopCo senior secured term loan facility, consisting of an approximately $122.0 million initial term loan funded at closing and an approximately $78 million DDTL commitment, from which we drew $14.4 million during the third quarter of 2026. Additionally, we entered into a $75 million MidCo senior secured term loan used to fund the repurchase of Katapult Holdings’ historical preferred stock. The TopCo facility bears interest at 15.0% in cash plus 5.0% paid-in-kind and matures in August 2029. The MidCo facility bears interest at 15.0%, with paid-in-kind interest permitted subject to agent approval, and matures in November 2030.

We also amended several existing facilities during 2026. The Sparrow Term Loan commitment was increased to $75 million, its blended interest rate increased to 16.6%, and its maturity was extended to December 2027. The First Lien Facility draw period was extended to November 2026 and its maturity to November 2027. The Sparrow Single-pay and Multi-pay facilities, the TMX ABL and Over-advance facilities, and the TMX Swingline Loan were also amended to extend applicable draw periods or maturities and modify certain terms.

At September 30, 2026, the largest outstanding revolving balances included $403.8 million under the Aaron’s Loan Facility, $377.8 million under the TMX ABL Credit Facility, $142.8 million under the First Lien Facility, $114.7 million under the Sparrow Multi-pay Facility, $71.1 million under the Aaron’s Inventory ABL and $66.3 million under the Katapult Revolving Line of Credit. The Aaron’s Overadvance Facility had $63.9 million outstanding, and no borrowings were outstanding under the Aaron’s Swingline Facility.

Financial Covenants

Our debt agreements generally contain affirmative and negative covenants, borrowing-base requirements, financial maintenance covenants, restrictions on additional indebtedness and distributions, and customary events of default. Certain facilities require compliance with minimum liquidity, interest coverage, tangible asset coverage, adjusted EBITDA, net income, leverage and portfolio-value requirements. The Company was in compliance with the applicable financial covenants as of September 30, 2026. If we fail to comply with applicable covenants or otherwise experience an event of default, amounts outstanding under the applicable agreements could become immediately due and payable. Refer to Note 7 to the accompanying condensed consolidated financial statements for additional information regarding our indebtedness.

Commitments
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that require future cash payments, including debt obligations, operating and finance leases, and other contractual and purchase commitments. These commitments may fluctuate in the ordinary course of business as we borrow or repay amounts under our credit facilities, make scheduled debt and lease payments, fulfill purchase obligations, and modify or enter into new arrangements.

Critical Accounting Estimates

Our critical accounting estimates are those estimates made in accordance with U.S. generally accepted accounting principles (“GAAP”) that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our condensed consolidated financial statements. Actual results may differ materially from these estimates due to changes in facts, circumstances and assumptions.

Our significant accounting policies and acquisitions are described in Note 1 and Note 2 to the accompanying condensed consolidated financial statements. We believe that the following accounting policies affect the most significant estimates and management judgments used in preparing the consolidated financial statements.

Allowance for Credit Losses and Other Reserves for Third-Party Losses

Allowance for credit losses represents our estimate of expected losses over the life of finance receivables measured at amortized cost. Our other reserves for third-party losses associated with the CSO product offered through unaffiliated third-party lenders represent our estimate of expected losses related to defaulted loans subject to a guarantee. These estimates are inherently subjective and require significant judgment and rely on assumptions about future economic conditions and evaluation of credit risk.

We estimate allowance for credit losses and other third-party reserves using internal inputs such as historical loss experience, current conditions, delinquency, overall portfolio quality, and current economic conditions. Changes in these variables can materially affect our allowance for credit losses.

We estimate the allowance balance and other third-party reserves using relevant information relating to past events, current expectations related to economic conditions, and reasonable and supportable forecasts. The Company utilizes a loss rate approach in determining its lifetime expected credit losses primarily based on the Company’s historical loss experience. The Company’s current expected credit loss vintage model segments its loan portfolio into monthly pools of receivables by short-term, medium-term, secured and unsecured and estimates the allowance for credit losses by applying loss rates primarily derived from internal, historical cumulative loss experience, then adjusted by qualitative factors to address recent and forecasted business trends. Qualitative factors considered when determining any adjustments to the historical loss rates included, but were not limited to, contractual delinquency, the value of underlying collateral, economic and other qualitative considerations, and our judgment. We evaluate pooling decisions and adjust as needed from time to time as risk characteristics change. While we use the best information available to make our evaluation, future adjustments to the allowance for credit losses may be necessary if there are significant changes in economic conditions.

Finance Receivables at Fair Value

We have elected the fair value option for our medium-term secured and medium-term unsecured loan products, excluding line of credit and third-party lender products. We estimate the fair value of these finance receivables using a discounted cash flow methodology. Loss and payment activity and certain originating servicing, and collection cost assumptions are determined using respective historical data and include consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes is reflective of the market. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance.

The following describes the primary inputs to the discounted cash flow analyses that require significant judgment:

•Net collections rate: The net collections rate includes all payments of principal, interest, fees, and recoveries developed using our historical experience on a portfolio vintage level and applied to the current portfolio to determine the expected future period cash flow.
•Cost assumptions: The cost assumptions include certain acquisition, servicing, and collections costs. These costs reflect our estimate of the amount we would incur to originate as well as service and collect the underlying assets over the assets’ remaining lives. These costs are derived from our historical experience.
•Discount rate: The discount rate utilized in the discounted cash flow model reflects our estimate of the rate of return that a market participant would require when investing in financial instruments with similar risk and return characteristics.

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense represents current tax obligations and the change in deferred tax assets and liabilities.

We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has greater than 50% likelihood of being realized upon ultimate settlement.

As of September 30, 2026, after evaluating all available positive and negative evidence, including sustained profitability and anticipated future earnings, we concluded that it is more likely than not that certain deferred tax assets will not be realized. We will continue to evaluate the realizability of our deferred tax assets on a quarterly basis.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition-date fair value of the net identifiable assets acquired and liabilities assumed. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill due to the use of preliminary information in our initial estimates. Subsequent to the measurement period, any adjustments are recorded to earnings.

The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Specifically, for the Mergers, we used the relief-from-royalty method for developed technology and the Katapult Holdings trade names and trademarks and the multi-period excess earnings method for merchant relationships and the Aaron's trade names and trademarks. The significant assumptions used to estimate the fair value of intangibles included forecasted revenues and expenses, growth rates, royalty rates, attrition rates, and discount rates.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired.

Recent Accounting Pronouncements

Refer to Note 1 to the accompanying condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk we are exposed to is interest rate risk. We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.
Interest rate risk
Our exposure to market risk from adverse changes in interest rates is primarily associated with our loans carried at fair value and our debt instruments.
Beginning July 1, 2024, we elected the FVO for all newly originated medium-term secured and medium-term unsecured loans, excluding products tied to a line of credit and any third-party lender products under a CSO program. The changes in fair value are reported in the cost of consumer finance revenues on the Company’s condensed consolidated statements of operations. The fair value of the portfolio is measured based on a discounted cash flow methodology. Future cash flows are discounted using a rate of return that the Company believes is reflective of the market. A hypothetical increase of 100 basis points to the discount rates used in our valuations would decrease the balance of finance receivables at fair value by $1.2 million at September 30, 2026.
Market risk associated with our fixed-rate debt relates to the potential reduction in fair value from an increase in interest rates. Market risk associated with our variable-rate debt relates to the potential adverse effect on future earnings from an increase in interest rates. As of September 30, 2026, we had $1.9 billion of borrowings outstanding under our term loan and revolving credit facilities, further described in Note 7 to the accompanying condensed consolidated financial statements. Based on the underlying rates and outstanding balances at September 30, 2026, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate debt by $10.6 million.
Concentration of credit risk
We deposit cash with financial institutions, and, at times, such balances may exceed federally insured limits. We believe the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.
Inflation Risk
Although we believe that inflation has indirectly impacted our business by negatively impacting consumer spending and the sales of our key merchants, we do not believe that inflation has directly had, or currently directly has, a material effect on our results of operations or financial condition.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On August 11, 2026, we completed the Mergers, as a result of which CCFI and Aaron’s became wholly owned indirect subsidiaries of the Company. The Mergers were accounted for as a reverse merger, with CCFI treated as the accounting acquirer, and, accordingly, the historical financial statements of CCFI became the historical financial statements of the Company. In connection with the Mergers, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. These include controls over the accounting for the Mergers and the related preliminary purchase price allocation, and over the consolidation of, and financial reporting for, the CCFI, Aaron's and Katapult businesses. We are in the process of integrating the internal controls and processes of CCFI, Aaron's and Katapult businesses, and we expect to continue to evaluate and, where appropriate, modify our internal control over financial reporting as integration activities continue. We are evaluating the scope of management's assessment of internal control over financial reporting for the year ending December 31, 2026 in light of the Mergers.

Other than as discussed above, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Jacob Atkinson v. Aaron’s, LLC
In Jacob Atkinson v. Aaron’s, LLC dba Aaron’s Sales & Lease Ownership, LLC, No. 23-2-19649, filed in 2023, currently pending in Washington state court, plaintiff, on behalf of himself and a putative class, alleges that Aaron’s, LLC (“Aaron’s LLC”) violated Washington’s Equal Pay and Opportunity Act, RCW 49.58.110 because certain Aaron’s LLC's job postings did not include a wage scale or salary range. Plaintiff seeks injunctive and declaratory relief and damages for himself and the putative class. A motion to dismiss the operative complaint is pending, but the case is currently stayed awaiting a ruling on a case involving different parties but similar legal issues.
Greensboro Law Center
Greensboro Law Center has filed a series of 16 mass actions in state court in North Carolina against various TitleMax branded entities (collectively “TitleMax Entities”) on behalf of claimants alleging that North Carolina law should apply to loans obtained by the claimants from TitleMax branded stores located outside of North Carolina. Fifteen of the mass actions have been removed to federal court, and fourteen have had their claims compelled to arbitration. Those arbitrations are in varying stages of litigation, including pending vacatur or confirmation in federal court. Two mass actions have yet to be compelled to arbitration. Various other ancillary litigation regarding these disputes is pending in North Carolina and South Carolina courts. The Company intends to continue to defend itself vigorously in these matters, and the outcome of the proceedings is uncertain.
In re Pennsylvania Department of Banking and Securities (“DOBS”)
In 2024, the Pennsylvania Department of Banking and Securities (“DOBS”) filed an administrative proceeding (the Order to Show Cause, or “OSC”) against TitleMax of Delaware, Inc., TitleMax of Ohio, Inc., TitleMax of Virginia, Inc., TitleMax of South Carolina, Inc., TitleMax Funding, Inc., TMX Finance LLC, TMX Finance Corporate Services, Inc., CCFI Companies, LLC, and all successors or predecessors in interest, affiliates, subsidiaries, or parent companies (collectively, the “Respondent Entities”) alleging the Respondent Entities: (1) need a license from the state of Pennsylvania and (2) offer products that violate various Pennsylvania laws. In the OSC, DOBS sought an order requiring the Respondent Entities to show that they did not violate certain Pennsylvania interest rate laws. In 2025, the Chief Hearing Examiner presiding over the OSC issued a Proposed Adjudication and Order in favor of the Respondent Entities, and adverse to DOBS, as to all counts. In the third quarter of 2026, the Pennsylvania Banking and Securities Commission (the “Commission”) largely reversed the determinations made by the Chief Hearing Examiner and ruled that the Respondent Entities must pay penalties and restitution. The Respondent Entities filed an appeal of the Commission’s findings with the Commonwealth Court of Pennsylvania on October 26, 2026. The Company intends to continue to defend itself vigorously in this matter. The outcome of the proceeding is uncertain, and the Company cannot predict the timing or ultimate resolution of the Commission’s review or of any related appeals. An estimate of the possible loss cannot be made with reasonable accuracy.
DCA Litigation
In October 2024, Katapult Group, Inc. reached a settlement with DCS Advisory, LLC (“DCA”) to resolve any and all disputes that exist between the two parties for total consideration of $3.0 million with half paid at settlement and the remainder paid over the next two years. The case was formally discontinued, with prejudice in October 2024. All obligations under the settlement have been fully satisfied as of September 30, 2026.
FlexShopper Litigation
In 2024, FlexShopper, Inc. (“FlexShopper”) filed a complaint against Katapult Holdings, Inc. in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleged patent infringement and sought an injunction as well as damages for alleged lost profits and willfulness. In March 2026, FlexShopper was sold to ReadySett, LLC, a subsidiary of Snap Finance. In June 2026, the Company entered into a Patent License Agreement with ReadySett, LLC, resolving previously pending patent litigation. Under the agreement, the Company agreed to pay a lump-sum amount in exchange for a perpetual license to certain FlexShopper patents and the dismissal of all litigation-related claims. The lump sum amount was paid during the third quarter of 2026.
The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described above, there is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2026.

ITEM 1A.RISK FACTORS

The following risk factors supplement, and should be read together with, the risk factors described in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), in Part II, Item 1A, “Risk Factors,” of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 (the “2026 Form 10-Qs”), and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Additional disclosure regarding risks may be found in the section titled “Risk Factors” of the proxy statement/prospectus included in the Company's Registration Statement on Form S-4 (File No. 333-296909), as amended (the “Form S-4”), which was declared effective by the SEC on July 7, 2026.

Except as set forth below, there have been no material changes to the risk factors disclosed in the 2025 Form 10-K or the 2026 Form 10-Qs. The risks described below and in the Company’s other filings are not the only risks the Company faces. Additional risks not currently known to the Company or that it currently deems immaterial may also materially and adversely affect its business, financial condition, results of operations and the trading price of its common stock.

Risks Related to the Mergers and the Integration of the Acquired Businesses

The Company may be unable to successfully integrate the businesses of Katapult, CCFI and Aaron’s, and may not realize the anticipated benefits of the Mergers, including anticipated synergies and cost savings, within the anticipated time frame or at all.

The success of the Mergers will depend, in large part, on the Company’s ability to combine the businesses of Katapult, CCFI and Aaron’s, which operated as independent companies until the completion of the Mergers, and to realize the anticipated benefits of the Mergers, including synergies, cost savings, innovation and operational efficiencies. The integration process is complex, costly, time-consuming, and requires significant management involvement. Potential difficulties include, among other things, integrating operations, corporate functions, technologies and customer service platforms; integrating marketing programs, data and analytics platforms and customer data; integrating information, accounting, finance, billing, payroll, reporting and regulatory compliance systems; implementing a unified business strategy and consistent operational, financial and managerial controls; eliminating duplicative operations and inconsistencies in standards, procedures and policies; and coordinating geographically dispersed organizations. Many of these factors are outside the Company’s control, and any one of them could result in delays, increased costs, decreased revenues and diversion of management’s time and attention. If the Company is unable to achieve the anticipated benefits within the anticipated time frame, or at all, its business, financial condition, results of operations and the market price of its common stock could be materially and adversely affected.

The integration of the acquired businesses may disrupt the Company’s ongoing operations and its relationships with customers, merchants, franchisees, vendors, lenders and other business partners.

The Company’s management must devote significant time and attention to integrating Katapult, CCFI and Aaron’s, which diverts attention from day-to-day operations and other opportunities and could result in performance disruptions at one or more of the Company’s businesses. Customers, merchants, franchisees, vendors, lenders, and other business partners may experience uncertainty about the combined company and, as a result, may delay or defer business decisions, seek to terminate, change or renegotiate their relationships with the Company, or decline to enter into new agreements with it. Regulators and licensing authorities may also subject the combined company to heightened scrutiny following the Mergers, which could result in additional examinations, delays in approvals or additional compliance requirements. In addition, as the Company centralizes certain operations, the potential impact of systems failures and other operational disruptions may become more significant. Any of these developments could adversely affect the Company’s revenues, earnings, cash flows and the market price of its common stock.

The Company’s success depends on its ability to retain, attract and motivate management personnel and other key employees, and post-closing uncertainty may make it more difficult to do so.

The Company’s success depends in part on the experience and industry knowledge of the management and other key employees of each of Katapult, CCFI and Aaron’s, including sales, marketing, data science, engineering, store and field personnel. Current and prospective employees may experience uncertainty about their roles within the combined company, and integration activities, changes in responsibilities, cultural differences and the elimination of duplicative functions may adversely affect morale and cause departures. Competition for senior executives and highly skilled employees is intense, and some competitors for talent may have greater resources. The Company may incur additional costs to retain and motivate key personnel, and no assurance can be given that it will be able to do so to the same extent that Katapult, CCFI and Aaron’s did previously. The loss of members of the Company’s leadership team or other key employees, or a failure to recruit qualified successors, could disrupt operations, impair the integration and the execution of the Company’s business strategy, and have a material adverse effect on its business, financial condition and results of operations.

The Company has incurred and expects to continue to incur substantial expenses related to the Mergers and the integration of the acquired businesses, which may exceed the savings from the synergies it expects to achieve.

The Company has incurred, and expects to continue to incur, substantial expenses in connection with the Mergers and integration, including advisory, legal, accounting, financing, severance, retention, systems and facilities consolidation costs. A large number of processes, policies, procedures, operations, technologies and systems must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, compliance, risk management, marketing and benefits. Factors beyond the Company’s control could affect the amount or timing of these expenses, many of which are difficult to estimate accurately, and integration may result in additional unanticipated costs. These costs may exceed the savings the Company expects to achieve from eliminating duplicative costs and realizing other efficiencies, particularly in the near term.

The Company may not effectively manage its significantly expanded operations or successfully execute the business strategies of its combined businesses.

As a result of the Mergers, the Company’s business is significantly larger and more complex than the business of Katapult, CCFI or Aaron’s individually, and the Company’s management team has limited experience operating a combined business of this size and scope. Managing the expanded business will depend, in part, on management’s ability to implement operational, financial and strategic initiatives that address both the integration of three previously independent companies and the increased scale and complexity of the combined business. These initiatives require significant investment, may divert resources from other initiatives and may not generate the expected customer engagement, revenue or cost savings, and related restructuring charges may vary materially from the Company’s estimates. If the Company fails to manage its expanded operations or execute its strategies on a timely basis, its business, financial condition, results of operations and the market value of its common stock could be materially and adversely affected.

If the Company fails to establish and maintain effective internal control over financial reporting and disclosure controls and procedures across the combined company, its ability to report its financial results accurately and on a timely basis could be impaired.

The Company is required to maintain effective disclosure controls and procedures and internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and the rules of the SEC and Nasdaq. As private companies, CCFI and, since October 2024, Aaron’s were privately held companies not subject to the SEC’s internal control reporting requirements. A predecessor to Aaron’s reported a material weakness in internal control over financial reporting as of December 31, 2023, and Katapult Holdings (pre-merger) has also previously identified material weaknesses in its internal controls. The Company must integrate the accounting systems and controls of Katapult, CCFI and Aaron’s, expand its accounting and finance functions, and complete the evaluation, testing and any required remediation of the combined company’s controls, which will require substantial cost and management effort and may not be completed in a timely manner. If the Company identifies material weaknesses or otherwise fails to maintain effective controls, it may be unable to produce timely and accurate financial statements, investors may lose confidence in its reported financial information, the market price of its common stock could decline, and it could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Risks Related to the Company’s Indebtedness and Liquidity

The Company has substantial indebtedness following the Mergers, which may limit its operating flexibility, increase its borrowing costs and reduce its ability to withstand adverse developments.

The Company had approximately $1.95 billion of consolidated indebtedness outstanding as of September 30, 2026. The Company’s level of indebtedness could, among other things, require it to dedicate a significant portion of its operating cash flow to debt service; increase its vulnerability to downturns in its business, its industries or the economy; limit its ability to obtain additional financing, pay dividends or repurchase shares; and place it at a competitive disadvantage relative to less leveraged competitors. Higher interest rates also increase the cost of the Company’s variable rate indebtedness and future financings.

The Company’s debt agreements contain restrictive covenants, and a failure to comply with them, or to refinance its indebtedness when it matures, could result in the acceleration of its obligations and foreclosure on its assets.

The Company’s debt agreements contain affirmative, negative and financial maintenance covenants, which vary among its debt instruments and include, among others, minimum liquidity, interest coverage, leverage, net worth, tangible net worth, tangible asset coverage and maximum total debt requirements. The negative covenants limit, among other things, the Company’s ability to incur additional indebtedness, pay dividends, make investments, create liens, sell collateral, merge or dispose of substantially all of its assets and enter into certain affiliate transactions, and could limit its ability to pursue growth strategies. Compliance may be affected by events beyond the Company’s control. Prior to the Mergers, Katapult Holdings from time to time was unable to comply with certain financial covenants under certain of its debt instruments and relied on waivers from its lenders, and there can be no assurance that the Company’s lenders will grant waivers in the future. In addition, the Company’s ability to refinance its indebtedness as it matures will depend on market conditions and its financial performance, and it may be unable to refinance on acceptable terms or at all. If the Company breaches a covenant and cannot obtain a waiver, its lenders could terminate their commitments, accelerate all outstanding obligations and foreclose on their liens against substantially all of its assets, and the Company could be unable to continue its operations or avoid bankruptcy. In addition, there can be no assurance that the Company will be able to refinance, extend or repay any of its credit facilities or term loans on acceptable terms or at all when they mature, including with respect to our Katapult SPV-1 LLC Revolving Line of Credit, First Lien Facility and Sparrow Term Loan, which are scheduled to mature in December 2026, November 2027, and December 2027, respectively. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

The Company may need to raise additional capital, which may not be available on acceptable terms or at all, and any such financing could dilute its stockholders or restrict its operations.

The Company relies on the banking, credit and capital markets to fund working capital, finance its lease and loan portfolios, refinance existing indebtedness and support its strategic initiatives. Credit market disruptions, tightening credit conditions, instability in the banking sector or negative rating agency actions could limit the Company’s ability to draw on its credit facilities, refinance its indebtedness or obtain new financing on favorable terms, if at all, and could increase its cost of capital. If adequate funds are not available, the Company may be required to defer capital expenditures and acquisitions, reduce discretionary spending or forgo growth opportunities. Any equity financing could result in significant dilution, and new securities may have rights senior to those of the Company’s common stock, while any new debt financing may involve covenants that further restrict its operations.

Risks Related to the Company’s Customers, Credit Performance and Business Operations
The Company’s customers are primarily nonprime and underbanked consumers, and adverse macroeconomic conditions could reduce demand for its products and services and impair its customers’ ability to make payments.

The Company generates substantially all of its revenue from lease payments, loan interest and fees and other transactions with consumers who generally lack sufficient cash or credit to obtain goods or financing through traditional channels, and it bears the risk of non-payment or late payment by these customers. Adverse macroeconomic conditions, including persistent inflation, a higher cost of living, rising interest rates, rising unemployment, declining consumer confidence, changes in state and federal regulatory enforcement activities, geopolitical conflicts, tariffs and uncertain trade policies, supply chain constraints, changes in immigration enforcement practices and labor shortages, may disproportionately affect these customers. Such conditions may reduce demand for the Company’s merchandise, leases, loans, check cashing and other financial services, lower lease renewal rates and transaction volumes, and increase delinquencies, lease merchandise write-offs and loan charge-offs. Any of these conditions could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company’s proprietary underwriting, scoring and decisioning models do not accurately predict customer performance, or if its allowances for credit losses and fair value estimates prove inadequate, its results of operations could be adversely affected.

The Company’s businesses rely heavily on proprietary scoring models and lease and credit risk decisioning tools to determine whether to extend credit or enter into leases and to assess the risk of customers whose charge-off rates are much higher than those of traditional lenders’ customers. These models assume that the behavior of prior customers is indicative of future performance and rely on applicant and third-party data that may be inaccurate, incomplete or unavailable. Unexpected changes in consumer behavior may reduce the models’ effectiveness and require more frequent adjustments and greater management judgment. If the models fail to perform as intended, the Company may approve customers who are unable to satisfy their obligations, increasing delinquencies, charge-offs and merchandise write-offs, or may overprice its products and lose customers. In addition, the Company’s allowances for credit losses and its estimates of the fair value of certain assets are based on assumptions and judgments that are inherently uncertain, and actual losses or fair values may differ materially from those estimates, which could require additional provisions for credit losses or write-downs.

The Company operates in highly competitive industries, and its inability to compete successfully could materially and adversely affect its business.

The Company faces intense competition from lease-to-own stores and websites, virtual lease-to-own and rent-to-rent companies, buy now, pay later providers, traditional and e-commerce retailers offering layaway, point-of-sale financing or other lending options, online and storefront consumer lenders, money services businesses and sellers of used merchandise. Competitors may have significantly greater financial and operating resources, greater name recognition and more developed products, e-commerce platforms and logistics networks. Some competitors may offer products on an unprofitable basis, relax their decisioning standards or engage in pricing or compliance practices that the Company will not, and prime lenders may loosen their underwriting standards to reach consumers with limited access to traditional banking and credit products. Merchants may also develop competing in-house lease-to-own or financing products. These pressures could compel the Company to reduce prices, cause it to lose market share and reduce its revenue and profitability.

The Company’s growth depends on its ability to attract and retain customers in a cost-effective manner.

Across its businesses, the Company’s ability to attract and retain customers depends on its brand and reputation, customer experience, product mix and the effectiveness of its marketing channels, including search engine marketing, preapproved direct mailings based on consumer reporting agency lists, paid media and third-party marketing firms. Regulatory restrictions on these channels, or increases in their cost or decreases in their effectiveness, could limit customer acquisition. The Company’s e-commerce platforms are also a significant component of its strategy, and the Company may be unable to maintain or grow them profitably. Any of these developments could adversely affect the Company’s business, financial condition and results of operations.

The Company’s revenue and operating results may fluctuate significantly from period to period, including due to seasonality.

The Company’s revenue and operating results may vary from quarter to quarter due to general economic conditions, customer spending patterns, holiday and seasonal sales and the timing of tax refunds. Results in the Lease-to-Own & Retail segment reflect higher first-quarter activity in its Aaron’s and Katapult lease-to-own businesses and higher fourth-quarter retail activity at BrandsMart. Consumer Finance segment results are affected by customers cashing tax refund checks, while its consumer loan business typically declines in the first six months of the year as customers receive tax refunds. Adverse events during the first or fourth quarter could have a disproportionate effect on the Company’s results for the year. Periods of decline could reduce the Company’s profitability, make it more difficult to service its indebtedness and cause its results to fall below the expectations of analysts and investors.

The Company depends on third-party financial institutions, payment processors, card networks and other service providers, and the loss of, or disruptions in, these relationships could disrupt its operations.

The Company relies on banks, payment processors, card issuers and networks and other third parties to fund leases and loans, disburse proceeds, collect payments, process debit card and automated clearing house (“ACH”) transactions and provide depository and treasury management services. For example, Katapult is required under its Loan Agreement to use a designated loan processor to validate customer purchases for funding, and leases originated through KPay are disbursed to merchants via single-use virtual cards issued through Marqeta and its issuing bank partner, Sutton Bank. As previously disclosed, American Express has notified Katapult that it will no longer serve as a processor. Card networks and processors may increase fees or modify their requirements, and noncompliance could result in fines or the suspension or termination of the Company’s registrations. Certain financial institutions have discontinued, and others may discontinue, providing banking, ACH and treasury management services to CCFI as a result of regulatory pressure or for other reasons. CCFI also depends on an issuing bank for its prepaid debit cards, Western Union and the unaffiliated lenders that originate loans under its credit services organization program. If any of these parties ceases or curtails its services or experiences errors or interruptions, the Company may be required to use its own cash to cover uncovered transactions and may be unable to find replacements on commercially reasonable terms, which could require it to materially alter or discontinue some of its operations.

CCFI’s access to the ACH system and to banking services could be impaired by changes to network operating rules or by regulatory pressure on financial institutions.

CCFI uses debit card processing and the ACH system both to deposit loan proceeds into customers’ bank accounts and to collect amounts due. The National Automated Clearinghouse Association has revised its operating rules to, among other things, establish an overall return rate threshold of 15% of an originator’s debit entries, limit certain reinitiated entries and impose fees on certain unauthorized returns. Future amendments could increase CCFI’s costs or limit its access to the ACH system. In addition, regulatory initiatives have previously discouraged banks and payment processors from serving consumer lenders. Although an August 2025 executive order and recent fair access legislation in Florida and Tennessee seek to limit such practices, financial institutions may still decline to provide services to CCFI, and the regulatory approach to these matters could change. If CCFI’s access to these systems and services is impaired, it may be required to materially alter or discontinue some or all of its business.

Operating a large network of retail stores and franchised locations exposes the Company to operational, inventory, product safety, franchisee and cash-handling risks.

Aaron’s has a decentralized, high fixed-cost operating model, driven by the labor demands of its selling, lease renewal and collections functions, last-mile delivery and fulfillment centers, which may result in negative operating leverage when revenues decline. Aaron’s must manage inventory to anticipate changing consumer preferences, often well in advance of seasonal demand, and must re-lease or sell returned merchandise. Aaron’s has experienced, and may continue to experience, merchandise cost increases from tariffs, commodity prices, supply chain disruptions and shipping costs that it may be unable to pass on to customers, as well as the commoditization of electronics and other product categories and reduced vendor discounts as purchase volumes decline. The products the Company leases and sells are subject to regulation by the U.S. Consumer

Product Safety Commission and similar authorities, and recalls could result in lost sales, lease terminations and increased costs. Aaron’s franchisees are independent businesses that the Company does not control, and their operational or financial difficulties could reduce franchise revenues and damage the Company’s brand, while franchisee disputes and franchise laws limiting termination or enforcement rights could result in costly litigation. In addition, because CCFI maintains significant cash in its stores, it is subject to losses from robbery, employee error and theft. For both Aaron’s and CCFI, rising rent on its store locations could increase its occupancy costs.

The Company depends on a large hourly workforce and is subject to laws governing wages, hours and working conditions, and increases in labor costs could adversely affect its results.

A substantial portion of CCFI’s and Aaron’s workforces consists of retail hourly employees in positions that have historically experienced high turnover and significant competition for workers, including from retail fulfillment centers, delivery services and restaurants. The Company is subject to the Fair Labor Standards Act, the National Labor Relations Act, immigration laws and various federal and state laws governing minimum wage, break requirements, overtime, exempt status classification, health benefits and working conditions. Increases in minimum wages, changes in exempt status classification, increases in benefit and workers’ compensation costs, and the costs of compliance and related litigation could increase the Company’s labor costs and adversely affect its business, financial condition and results of operations.

The geographic concentration of the Company’s assets and stores, natural disasters and other business disruptions, and the adequacy of its insurance could adversely affect its financial performance.

CCFI’s total gross receivables and Aaron’s operated and franchised stores, though diverse, do include some concentration in specific geographic regions. Adverse economic conditions, regulatory changes or severe weather in these regions, including hurricanes and flooding along the Gulf Coast, could disproportionately affect the Company’s results, and natural disasters, pandemics, acts of terrorism and other disruptions could destroy facilities, interrupt operations and reduce consumer spending. The Company self-insures certain risks, including portions of workers’ compensation, general liability, employee health and certain property risks, and its insurance is subject to deductibles, retentions, exclusions and limits that may be inadequate. Insurance and surety bonds may not be available on acceptable terms, insurers may refuse to renew policies or fail to meet their obligations, and changes in actuarial assumptions could result in significantly higher expenses than expected.

Fraudulent activity and misconduct or errors by the Company’s employees, franchisees, vendors and service providers could result in losses and harm its reputation.

The Company bears the risk of loss from customer identity fraud and other fraudulent activity in its lease-to-own and lending transactions, and it generally has no recourse to merchants to collect amounts owed by fraudulent customers. The Company’s internet operations are particularly susceptible to fraud because of the lack of face-to-face interaction and document review, and criminals use increasingly sophisticated methods, including impersonating the Company in attempts to collect debts from its customers. The Company’s fraud prevention tools may be insufficient, and it may be difficult or impossible to recover funds lost to fraud. The Company is also exposed to the risk that its employees, franchisees, vendors and service providers engage in misconduct or make errors, including misappropriating funds or data, improperly executing transactions, failing to follow compliance policies for originations, renewals and collections, engaging in discrimination or harassment, or violating anti-bribery laws such as the U.S. Foreign Corrupt Practices Act. Significant increases in fraud or misconduct, or even unsubstantiated allegations of misconduct, could result in direct losses, liability, regulatory intervention, negative publicity and erosion of customer and merchant trust.

CCFI’s revenue from check cashing, money services and prepaid debit card products may decline as a result of technological developments, regulatory changes, changes in economic conditions such as economic downturns or rises in unemployment, and collection losses.

The increasing adoption of direct deposit, electronic payroll and government benefit payments, prepaid debit cards and online payment platforms has displaced, and may continue to displace, the paper checks that customers cash in CCFI’s stores, and changes in the tax preparation industry could reduce the number of tax refund checks CCFI cashes. When CCFI cashes a check, it assumes the risk that it will be unable to collect from the payer due to insufficient funds, stop payment orders or fraud. In addition, provisions of the Dodd-Frank Act limiting debit card interchange fees, and the responses of card networks, issuers and processors, could reduce the revenue CCFI receives from distributing prepaid debit cards. Because a significant portion of CCFI’s check cashing business involves payroll checks, a prolonged economic downturn or rising unemployment could also reduce demand for these services.

Risks Related to Technology, Cybersecurity and Intellectual Property

Cybersecurity incidents affecting the Company’s systems or those of third parties on which it relies could result in significant costs, liability and reputational harm, and these risks are heightened by the integration of its information technology environments.

The Company’s businesses collect, process, store and transmit large amounts of personal and financial information of customers and employees, including Social Security numbers and bank account information, through retail stores, a mobile app, websites, merchant integrations and an online lending platform, and they rely on third-party service providers to process and store such information. The Company and these third parties are subject to evolving threats, including ransomware, malware, social engineering, denial-of-service and supply-chain attacks, personnel misconduct and error, and attacks by organized criminal and nation-state actors, which may be enhanced by the use of artificial intelligence and machine learning (“AI/ML”). The integration of the Company’s information technology environments may expose it to vulnerabilities present in the acquired businesses' systems. A security incident could disrupt operations, result in unauthorized access to or loss of confidential information, and subject the Company to notification obligations, regulatory investigations, fines, litigation (including class actions), indemnification obligations, loss of customers and reputational harm, and its insurance and contractual limitations of liability may not be adequate to cover these losses.

Failures or disruptions of the Company’s technology platforms, software and third-party data sources, and its use of AI/ML, could interrupt its business and expose it to liability.

The Company depends on its information technology systems, including Katapult’s proprietary platform, CCFI’s point-of-sale and management information systems and internet lending platform, and Aaron’s in-store and e-commerce decisioning and transaction processing systems, as well as third-party cloud infrastructure, software and data providers. Software errors, outages, telecommunications or power failures, operator error or catastrophic events could impair the Company’s ability to decision applications, process transactions, post payments and collect amounts owed, and its business continuity and disaster recovery plans may be inadequate. Third-party data providers on which the Company’s decisioning tools depend may experience outages, provide inaccurate data, increase their prices or cease providing data, including due to regulatory restrictions. The Company also uses AI/ML in key aspects of its businesses, including fraud analysis, credit risk analysis and pricing. If its AI/ML models are incorrectly designed or trained on incomplete, inaccurate or biased data, or if the Company lacks sufficient rights to that data, its products may not perform as intended and it could incur legal liability, reputational harm or regulatory scrutiny, and rapidly evolving AI/ML regulation may require the Company to modify its models or increase its compliance costs.

Legal, Regulatory and Reputational Risks

The Company’s businesses are subject to extensive and evolving federal, state and local laws and regulations, and its failure to comply with them could result in significant liability, restrictions on its operations and increased costs.

The Company’s lease-to-own, consumer lending and money services businesses are subject to extensive regulation, supervision and licensing by federal, state and local authorities, including the Federal Trade Commission and the Consumer Financial Protection Bureau (the “CFPB”). These laws govern, among other things, interest rates, fees and other financial terms; lease-to-own pricing, disclosures, renewal and collection practices; loan amounts, durations and renewals; truth-in-lending, fair lending and equal credit opportunity; debt collection; credit reporting; military lending under the Military Lending Act and the Servicemembers Civil Relief Act; electronic funds transfers; anti-money laundering; and the offer and sale of franchises. In most jurisdictions, CCFI must be licensed, meet net worth requirements, post surety bonds and undergo periodic examinations, and state attorneys general and financial services regulators regularly scrutinize the Company’s products and practices and appear to have increased their scrutiny of the lease-to-own industry. These laws are subject to varying and at times inconsistent interpretation, and regulators and courts have considerable enforcement discretion. Violations could result in fines, penalties, restitution, refunds of principal, interest and fees, loss of licenses and orders requiring the Company to modify or discontinue products or practices, and the Company’s expanded footprint across states, products and distribution channels increases the complexity and cost of compliance.

The CFPB has broad supervisory and enforcement authority over the Company’s businesses, and certain of the Company's subsidiaries are subject to consent orders by the CFPB and other regulators.

The Dodd-Frank Act grants the CFPB broad authority to examine providers of consumer financial products, adopt rules declaring acts or practices unfair, deceptive or abusive, and pursue enforcement actions seeking restitution, rescission and civil money penalties that can exceed $1 million per day for knowing violations, and it empowers state officials to enforce certain federal consumer financial laws. The payment withdrawal and disclosure provisions of the CFPB’s 2017 rule governing payday, vehicle title and certain high-cost installment loans became operative on March 30, 2025, and if the CFPB prioritizes enforcement of those provisions, the Company may be unable to implement required changes effectively. In addition, certain of the Company's subsidiaries have consented to the issuance of consent orders by the CFPB and the FTC relating to Company's business practices, under which it has agreed to pay restitution and civil money penalties and/or is subject to conduct restrictions for varying periods. Any noncompliance with these consent orders could result in further penalties and restrictions.

Changes in laws, regulations, or adverse regulatory actions could limit the Company’s products, reduce its revenues or make the continuation of certain of its businesses impractical, unprofitable or impossible.

Federal, state and local legislators and regulators have adopted or considered, and may adopt, measures such as caps on annual percentage rates for consumer loans, including a proposed federal 36 percent cap; limits on fees, loan amounts and rollovers; mandatory cooling-off periods and extended payment plans; ability-to-repay requirements; statewide loan databases; restrictions on lead generation and other marketing activities; legislation or regulations that would treat lease-to-own transactions as credit sales or loans or otherwise limit lease-to-own pricing, fees or renewal or collection practices; and local zoning and permit requirements. Voters in several states have approved ballot initiatives capping the interest rate on payday and certain other consumer loans at 36 percent. Several states in which CCFI operates or previously operated have enacted laws, or allowed laws to expire, in ways that adversely modified or eliminated its ability to offer certain loan products. In Texas, CCFI operates as a licensed credit access business under statutory provisions that, if changed, could force CCFI to discontinue or materially modify that program. Regulators may also interpret existing requirements in new ways; for example, in June 2024 the Pennsylvania Department of Banking and Securities initiated an administrative action against several CCFI subsidiaries relating to loans to Pennsylvania residents who traveled to other states to obtain loans, which has resulted in prolonged litigation. Any of these developments could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s lease-to-own and small-dollar lending products are controversial, and negative publicity or public perception of its businesses could reduce demand and lead to more restrictive regulation.

Consumer advocacy groups, the media, legislators and certain government agencies have characterized lease-to-own transactions and unsecured short-term, unsecured medium-term and direct secured consumer loans as predatory or abusive, often focusing on the cost of rental or on annual percentage rates. If these characterizations become increasingly accepted, demand for the Company’s products could decline significantly, and the Company could become subject to more restrictive laws, ballot initiatives or referenda and more stringent enforcement. Negative publicity regarding the Company, its competitors, its franchisees or its industries, including with respect to customer service, collection practices, data privacy and security practices, litigation or regulatory activity, even if inaccurate or related to isolated incidents, could spread through social media, erode customer and merchant trust, make it more difficult to attract and retain employees, and adversely affect the Company's business, financial condition and results of operations.

The Company is subject to litigation and regulatory proceedings, and limitations on the enforceability of its arbitration agreements could increase its litigation costs and exposure.

The Company is, and may in the future become, subject to lawsuits, class actions, regulatory proceedings and other claims, including challenges to the legality of its lending, leasing, collection and other business practices and claims relating to the Mergers. Adverse outcomes could require the Company to refund fees, interest and principal, pay multiple damages, penalties or significant settlements, post bonds or modify or terminate operations in particular states or nationwide, and defending these matters, even if successful, could be costly and divert management's attention. Others in the Company’s industries have paid material amounts to settle class actions and regulatory proceedings alleging violations of consumer protection and other laws. The Company generally requires customers and certain employees to enter into arbitration agreements containing class action waivers. Certain courts have found such agreements unconscionable and unenforceable, Congress and state legislatures have considered legislation that would limit or prohibit pre-dispute arbitration in consumer contracts, and a change in the judicial interpretation of the Federal Arbitration Act could affect the enforceability of such agreements. If the Company’s arbitration agreements become unenforceable, its exposure to class action litigation and its litigation costs could increase significantly.

Risks Related to Ownership of the Company’s Common Stock

Legacy Katapult Holdings stockholders have a significantly reduced ownership interest, a limited number of holders own a substantial portion of the Company's common stock, and future sales of its common stock could depress its market price.

As a result of the Mergers, legacy Katapult Holdings stockholders exercise significantly less influence over the Company's policies than they did prior to the Mergers. Holders of significant ownership stakes may have interests that differ from those of other stockholders and could delay or prevent a change of control. Sales of substantial amounts of the Company’s common stock, including shares registered for resale under registration rights agreements or issued upon the exercise of outstanding warrants or under its equity incentive plans, or the perception that such sales may occur, could depress the market price of its common stock and impair its ability to raise capital.

In addition, following the Mergers, a significant portion of the Company’s common stock is held by a limited number of holders, including former CCFI and Aaron’s equityholders, and shares held by directors, executive officers and holders of more than 10% of its common stock are not considered publicly held under NASDAQ rules. As a result, the Company’s common stock may be less liquid and more volatile than that of more widely held companies, and small trades could cause significant price movements. A limited public float could reduce the Company’s eligibility for inclusion in stock indices, limit institutional investor interest and analyst coverage, make it more difficult to satisfy NASDAQ continued listing requirements relating to publicly held shares or to raise equity capital on favorable terms, and impair stockholders’ ability to sell shares at desired times or prices.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. Exhibits

Exhibit #	Description
10.1
Term Loan Agreement, dated as of August 11, 2026, among Katapult Intermediate Holdings, LLC, as Borrower, Katapult Holdings, Inc., as Holdings, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and BP Commercial Funding Trust III, Series SPL-XIV, as Administrative Agent and Documentation Agent (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, File No. 001-39116, filed with the SEC on August 11, 2026).

10.2
Security Agreement, dated as of August 11, 2026, among Katapult Holdings, Inc., Katapult Intermediate Holdings, LLC, the other grantors party thereto, and BP Commercial Funding Trust III, Series SPL-XIV, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, File No. 001-39116, filed with the SEC on August 11, 2026).

10.3
Term Loan Agreement, dated as of August 11, 2026, among Katapult MidCo, LLC, as Borrower, the lenders from time to time party thereto, and HHCF Series 21 Sub, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, File No. 001-39116, filed with the SEC on August 11, 2026).

10.4
Security Agreement, dated as of August 11, 2026, between Katapult MidCo, LLC and HHCF Series 21 Sub, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K, File No. 001-39116, filed with the SEC on August 11, 2026).

10.5
Joinder to Amended and Restated Loan and Security Agreement and Release Agreement, dated as of August 10, 2026, among Katapult SPV-1 LLC, Katapult Group, Inc., Katapult MidCo, LLC, Katapult Holdings, Inc., the lenders party thereto, and Midtown Madison Management LLC, as Agent (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K, File No. 001-39116, filed with the SEC on August 11, 2026).

10.6
Amended and Restated Corporate Guaranty and Security Agreement, dated as of August 10, 2026, by Katapult Group, Inc. and Katapult MidCo, LLC in favor of Midtown Madison Management LLC, as Agent (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K, File No. 001-39116, filed with the SEC on August 11, 2026).

10.7
Seventh Amendment to Master Loan and Security Agreement, dated as of August 7, 2026, by and among TMX MP SPE, LLC, as borrower, the lenders party thereto and BP Commercial Funding Trust II, Series SPL-XVI, a statutory series of BP Commercial Funding Trust II, as administrative agent (incorporated by reference to Exhibit 10.8 of Registrant’s Current Report on Form 8-K, File No. 001-39116, filed with the SEC on August 11, 2026).

10.8
Sixth Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of August 28, 2026, by and among CCF OpCo LLC, as Borrower, the lenders from time to time party thereto and The Huntington National Bank, successor by merger to Veritex Community Bank, as administrative agent (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, File No. 001-39116, filed with the SEC on August 28, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATAPULT HOLDINGS, INC.
(Registrant)

Date:	November 13, 2026	By:	/s/ Russell Falkenstein
Russell Falkenstein
Chief Financial Officer
(Principal Financial Officer)